Form 10-Q
period 1996-05-31
SOMANETICS CORP
filed 1996-07-10
CIK 704328

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended MAY 31, 1996

                                       OR


( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the transition period from                to
                                             --------------    ----------------



                         Commission file number 0-19095

                            SOMANETICS  CORPORATION
             (Exact name of registrant as specified in its charter)


                      MICHIGAN                                            38-2394784
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)


                             1653 EAST MAPLE ROAD,
                                 TROY, MICHIGAN
                                   48083-4208
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (810) 689-3050
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes      X                    No
               ----------------             -----------------

        Number of common shares outstanding at July 1, 1996: 19,114,118

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                                               May 31,             November 30,
ASSETS                                                                            1996                   1995
                                                                           -------------           ------------
                                                                            (Unaudited)            (Audited)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .         $ 1,369,287               $  941,426
  Accounts receivable, net of allowance for doubtful accounts of
    $194,000 at May 31, 1996 and November 30, 1995  . . . . . . .             309,478                  443,859
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .             913,476                  936,421
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . .              44,723                   72,161
                                                                          -----------              -----------
    Total current assets  . . . . . . . . . . . . . . . . . . . .           2,636,964                2,393,867
                                                                          -----------              -----------
PROPERTY AND EQUIPMENT (at cost):
  Machinery and equipment . . . . . . . . . . . . . . . . . . . .             408,539                  412,217
  Furniture and fixtures  . . . . . . . . . . . . . . . . . . . .             192,749                  193,339
  Leasehold improvements  . . . . . . . . . . . . . . . . . . . .             166,770                  166,770
                                                                          -----------              -----------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .             768,058                  772,326
  Less accumulated depreciation and amortization  . . . . . . . .            (712,172)                (685,835)
                                                                          -----------              -----------
    Net property and equipment  . . . . . . . . . . . . . . . . .              55,886                   86,491
                                                                          -----------              -----------
OTHER ASSETS:
  Note receivable - related party . . . . . . . . . . . . . . . .             198,188                  190,240
  Patents and trademarks, net . . . . . . . . . . . . . . . . . .              82,585                   86,041
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             117,586                  104,616
                                                                          -----------              -----------
    Total other assets  . . . . . . . . . . . . . . . . . . . . .             398,359                  380,897
                                                                          -----------              -----------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,091,209              $ 2,861,255
                                                                          ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .         $   185,350              $   131,401
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .             174,780                  416,356
                                                                          -----------              -----------
    Total current liabilities . . . . . . . . . . . . . . . . . .             360,130                  547,757
                                                                          -----------              -----------
COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . .               --                        --
REDEEMABLE CONVERTIBLE PREFERRED SHARES . . . . . . . . . . . . .               --                      19,843
SHAREHOLDERS' EQUITY:
  Preferred shares, authorized, 1,000,000 shares of $.01 par
    value; no shares issued or outstanding  . . . . . . . . . . .               --                        --
  Common shares, authorized, 30,000,000 shares of $.01 par
    value; issued and outstanding, 18,985,418 and 17,768,552
    shares at May 31, 1996 and November 30, 1995,
    respectively  . . . . . . . . . . . . . . . . . . . . . . . .             189,856                  177,687
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .          30,367,359               29,023,318
  Deficit accumulated during the development stage  . . . . . . .         (27,826,136)             (26,907,350)
                                                                          -----------              -----------
    Total shareholders' equity  . . . . . . . . . . . . . . . . .           2,731,079                2,293,655
                                                                          -----------              -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . .         $ 3,091,209              $ 2,861,255
                                                                          ===========              ===========

                       See notes to financial statements

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF LOSS
                                  (UNAUDITED)






                                                Three Months                           Six Months
                                                Ended May 31,                         Ended May 31,
                                       ---------------------------            ---------------------------
                                          1996          1995                    1996            1995
                                       -----------    ------------            -----------     -----------
REVENUES:
 Net Sales............................ $    84,387    $    672,646            $   599,465     $   906,625
 Research and development activities         --  '           --  '                  --  '           --  '
                                       -----------    ------------            -----------     -----------
   Total revenues.....................      84,387         672,646                599,465         906,625
COST OF SALES.........................      48,318         313,237                259,451         431,016
                                       -----------    ------------            -----------     -----------
GROSS MARGIN..........................      36,069         359,409                340,014         475,609
                                       -----------    ------------            -----------     -----------
OPERATING EXPENSES:
 Research, development, and
    engineering.......................      52,732         122,279                102,668         190,564
 Selling, general and administrative       609,386         935,340              1,199,716       1,850,919
                                       -----------    ------------            -----------     -----------
   Total operating expenses...........     662,118       1,057,619              1,302,384       2,041,483
                                       -----------    ------------            -----------     -----------
OPERATING LOSS........................    (626,049)       (698,210)              (962,370)     (1,565,874)
                                       -----------    ------------            -----------     -----------
OTHER INCOME (EXPENSE):
 Interest income......................      18,752          21,880                 32,411          51,442
 Interest expense.....................       --  '            (214)                 --  '            (772)
 Other................................       8,100             918                 11,173             925
                                       -----------    ------------            -----------     -----------
   Total other income.................      26,852          22,584                 43,584          51,595
                                       -----------    ------------            -----------     -----------
NET LOSS.............................. $  (599,197)   $   (675,626)           $  (918,786)    $(1,514,279)
                                       ===========    ============            ===========     ===========
NET LOSS PER COMMON SHARE............. $      (.03)   $       (.04)           $      (.05)    $      (.09)
                                       -----------    ------------            -----------     -----------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING.............  18,200,325      16,268,552             17,991,538      16,268,123
                                       ===========    ============            ===========     ===========




                                              Cumulative
                                            for the Period
                                           January 15, 1982
                                          (Date of Inception)
                                                 To
                                                May 31,
                                                 1996
                                             ------------
REVENUES:
 Net Sales............................       $  5,550,198
 Research and development activities              122,500
                                             ------------
   Total revenues.....................          5,672,698
COST OF SALES.........................          2,501,567
                                             ------------
GROSS MARGIN..........................          3,171,131
                                             ------------
OPERATING EXPENSES:
 Research, development, and
    engineering.......................          7,872,225
 Selling, general and administrative           23,839,500
                                             ------------
   Total operating expenses...........         31,711,725
                                             ------------
OPERATING LOSS........................        (28,540,594)
                                             ------------
OTHER INCOME (EXPENSE):
 Interest income......................          1,091,957
 Interest expense.....................           (231,225)
 Other................................           (126,432)
                                             ------------
   Total other income.................            734,300
                                             ------------
NET LOSS..............................       $(27,806,294)
                                             ============
NET LOSS PER COMMON SHARE.............       $      (4.17)
                                             ------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING.............          6,661,553
                                             ============

                       See notes to financial statements

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)
                                    (1 OF 2)





                                                                                  PRICE                                 ADDITIONAL
                                                                                   PER                       SHARE       PAID-IN
                                                                   DATE           SHARE       SHARES         VALUE       CAPITAL
                                                                   ----           -----       ------         -----       -------
ISSUANCE OF COMMON SHARES:
  For shareholders' contributions of test equipment .........  January, 1982      $0.032      830,376       $ 8,304   $    18,196
  For cash ..................................................  July, 1982          1.31        78,345           783       101,217
  Net loss from January 15, 1982 (date of inception)
     to November 30, 1982 ...................................
                                                                                            ---------       -------   -----------
Balance at November 30, 1982 ................................                                 908,721         9,087       119,413

  For cash ..................................................  December, 1982      1.31        39,172           392        50,608
  For services ..............................................  January, 1983       1.31        15,669           157        20,343
  For cash, less issuance costs of $5,863 ...................  July, 1983          2.62       116,243         1,162       297,139
  For services ..............................................  November, 1983      2.62         7,834            78        20,422
  Net loss for the year ended November 30, 1983 .............
                                                                                            ---------       -------   -----------
Balance at November 30, 1983 ................................                               1,087,639        10,876       507,925

  For cash, less issuance costs                                December, 1983-
     of $7,735 ..............................................  April, 1984         2.62       194,212         1,943       498,503
  For patents ...............................................  February, 1984      2.62        48,944           489       127,580
  For cash ..................................................  November, 1984      3.51        37,303           373       130,563
  Net loss for the year ended November 30, 1984 .............
                                                                                            ---------       -------   -----------
Balance at November 30, 1984 ................................                               1,368,098        13,681     1,264,571

  For cash, less issuance costs                                December, 1984-
     of $3,726 ..............................................  June, 1985          3.51       130,292         1,303       452,312
  For cash ..................................................  November, 1985      7.02       144,838         1,448     1,015,352
  Net loss for the year ended November 30, 1985 .............
                                                                                            ---------       -------   -----------
Balance at November 30, 1985 ................................                               1,643,228        16,432     2,732,235

  Exercise of stock options for cash ........................  December, 1985      3.51         7,834            79        27,421
  For cash ..................................................  January, 1986       7.02       104,442         1,044       732,157
  Net loss for the year ended November 30, 1986 .............
                                                                                            ---------       -------   -----------
Balance at November 30, 1986 ................................                               1,755,504        17,555     3,491,813

  For cash, less issuance costs                                March, 1987-
     of $9,500 ..............................................  September, 1987     5.11       103,591         1,036       518,364
  Net loss for the year ended November 30, 1987 .............
                                                                                            ---------       -------   -----------
Balance at November 30, 1987 ................................                               1,859,095        18,591     4,010,177

  For cash, less issuance costs                                February, 1988-
     of $10,500 .............................................  April, 1988         5.11        32,905           329       157,171
  Net loss for the year ended November 30, 1988 .............
                                                                                            ---------       -------   -----------
Balance at November 30, 1988 ................................                               1,892,000        18,920     4,167,348

  For cash and the exchange of debt                            January, 1989-
     due a shareholder ......................................  July, 1989          5.11        45,244           452       230,548
  Net loss for the year ended November 30, 1989 .............
                                                                                            ---------       -------   -----------
Balance at November 30, 1989 ................................                               1,937,244        19,372     4,397,896

  For services ..............................................  August, 1990        5.11        47,006           471       239,529
  Net loss for the year ended November 30, 1990 .............
                                                                                            ---------       -------   -----------
Balance at November 30, 1990 ................................                               1,984,250        19,843     4,637,425

  For cash, less issuance costs of $1,630,241 ...............  March, 1991         2.00     3,600,000        36,000     5,533,759
  Unit Purchase Option ......................................  March, 1991                                                    120
  Redeemable Convertible Preferred Stock dividend ...........  April, 1991
  For cash, less issuance costs of $126,900 .................  April, 1991         2.00       540,000         5,400       947,700
  Net loss for the year ended November 30, 1991 .............
                                                                                            ---------       -------   -----------
Balance at November 30, 1991 ................................                               6,124,250       $61,243   $11,119,004



                                                                                    TOTAL
                                                                    ACCUM-       SHAREHOLDERS'
                                                                    ULATED          EQUITY
                                                                   DEFICIT       (DEFICIENCY)
                                                                   -------        ----------
ISSUANCE OF COMMON SHARES:
  For shareholders' contributions of test equipment .........    $       -      $     26,500
  For cash ..................................................                        102,000
  Net loss from January 15, 1982 (date of inception)
     to November 30, 1982 ...................................       (107,083)       (107,083)
                                                                 -----------    ------------
Balance at November 30, 1982 ................................       (107,083)         21,417

  For cash ..................................................                         51,000
  For services ..............................................                         20,500
  For cash, less issuance costs of $5,863 ...................                        298,301
  For services ..............................................                         20,500
  Net loss for the year ended November 30, 1983 .............       (291,986)       (291,986)
                                                                 -----------    ------------
Balance at November 30, 1983 ................................       (399,069)        119,732

  For cash, less issuance costs
     of $7,735 ..............................................                        500,446
  For patents ...............................................                        128,069
  For cash ..................................................                        130,936
  Net loss for the year ended November 30, 1984 .............       (700,380)       (700,380)
                                                                 -----------    ------------
Balance at November 30, 1984 ................................     (1,099,449)        178,803

  For cash, less issuance costs
     of $3,726 ..............................................                        453,615
  For cash ..................................................                      1,016,800
  Net loss for the year ended November 30, 1985 .............       (559,871)       (559,871)
                                                                 -----------    ------------
Balance at November 30, 1985 ................................     (1,659,320)      1,089,347

  Exercise of stock options for cash ........................                         27,500
  For cash ..................................................                        733,201
  Net loss for the year ended November 30, 1986 .............     (1,222,772)     (1,222,772)
                                                                 -----------    ------------
Balance at November 30, 1986 ................................     (2,882,092)        627,276

  For cash, less issuance costs
     of $9,500 ..............................................                        519,400
  Net loss for the year ended November 30, 1987 .............     (1,143,081)     (1,143,081)
                                                                 -----------    ------------
Balance at November 30, 1987 ................................     (4,025,173)          3,595

  For cash, less issuance costs
     of $10,500 .............................................                        157,500
  Net loss for the year ended November 30, 1988 .............       (352,311)       (352,311)
                                                                 -----------    ------------
Balance at November 30, 1988 ................................     (4,377,484)       (191,216)

  For cash and the exchange of debt
     due a shareholder ......................................                        231,000
  Net loss for the year ended November 30, 1989 .............       (446,642)       (446,642)
                                                                 -----------    ------------
Balance at November 30, 1989 ................................     (4,824,126)       (406,858)

  For services ..............................................                        240,000
  Net loss for the year ended November 30, 1990 .............     (1,328,518)     (1,328,518)
                                                                 -----------    ------------
Balance at November 30, 1990 ................................     (6,152,644)     (1,495,376)

  For cash, less issuance costs of $1,630,241 ...............                      5,569,759
  Unit Purchase Option ......................................                            120
  Redeemable Convertible Preferred Stock dividend ...........        (19,843)        (19,843)
  For cash, less issuance costs of $126,900 .................                        953,100
  Net loss for the year ended November 30, 1991 .............     (2,058,493)     (2,058,493)
                                                                 -----------    ------------
Balance at November 30, 1991 ................................    $(8,230,980)   $  2,949,267


                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)
                                    (2 OF 2)


                                                                                       PRICE                           ADDITIONAL
                                                                                        PER                   SHARE     PAID-IN
                                                                         DATE          SHARE      SHARES      VALUE     CAPITAL
                                                                         ----          -----      ------      -----     -------
Balance at November 30, 1991......................................                               6,124,250  $ 61,243  $11,119,004

  Exercise of Class A Warrants for cash,                            December, 1991-
     less issuance costs of $702,917 .............................  May, 1992           3.00     4,139,000    41,390   11,672,693
                                                                    February, 1992-
  Exercise of Class B Warrants for cash ..........................  November, 1992      4.00        34,055       341      135,879
                                                                    July, 1992-         2.00-
  Exercise of stock options for cash .............................  November, 1992      2.19        30,100       301       65,774
  Net loss for year ended November 30, 1992 ......................
                                                                                                ----------  --------  -----------
Balance at November 30, 1992 .....................................                              10,327,405   103,275   22,993,350

                                                                    December, 1992-
  Exercise of Class B Warrants for cash ..........................  October, 1993       4.00        29,766       298      118,766
                                                                    March, 1993-
  Exercise of Class M Warrants for cash ..........................  October, 1993       1.00       600,179     6,002      594,177
                                                                    March, 1993-        2.00-
  Exercise of Stock Options for cash .............................  September, 1993     4.38         3,100        31       13,119
  Exercise of Unit Purchase
     Options and Underlying Class A Warrants                        May, 1993-          3.00-
     for cash ....................................................  October, 1993       3.30        10,002       100       31,406
  Net loss for the year ended November 30, 1993 ..................
                                                                                                ----------  --------  -----------
Balance at November 30, 1993 .....................................                              10,970,452   109,706   23,750,818

  For cash, less issuance costs of $490,790 ......................  August, 1994        0.80     5,297,000    52,970    3,693,840
  Exercise of Stock Options for Cash........................... ..  November, 1994      1.63-
                                                                                        3.59           100         1          201
  Net loss for the year ended November 30, 1994 ..................
                                                                                                ----------  --------  -----------
Balance at November 30, 1994 .....................................                              16,267,552  $162,677  $27,444,859

  Exercise of Stock Options for Cash .............................  February, 1995      0.84         1,000        10          834
  For cash, less issuance costs of $282,475 ......................  July, 1995          1.25     1,500,000    15,000    1,577,625

  Net loss for the year ended November 30, 1995 ..................
                                                                                                ----------  --------  -----------
Balance at November 30, 1995 .....................................                              17,768,552  $177,687  $29,023,318

  Exercise of Stock Options for Cash .............................  January, 1996       0.84        20,000       200       16,675
                                                                    February, 1996      0.84-       46,666       467       44,116
                                                                                        1.00
  For cash, less issuance costs of $143,587 ......................  April, 1996         1.25     1,142,400    11,424    1,272,989
  Exercise of Stock Options for Cash .............................  May, 1996           1.33         7,800        78       10,261
  Net loss for the six month period ended
    May 31, 1996 .................................................
                                                                                                ----------  --------  -----------

Balance at May 31, 1996 ..........................................                              18,985,418  $189,856  $30,367,359
                                                                                                ==========  ========  ===========




                                                                                        TOTAL
                                                                          ACCUM-    SHAREHOLDERS'
                                                                          ULATED       EQUITY
                                                                         DEFICIT    (DEFICIENCY)
                                                                         -------     ----------
Balance at November 30, 1991......................................   $ (8,230,980)  $ 2,949,267

  Exercise of Class A Warrants for cash,
     less issuance costs of $702,917 .............................                   11,714,083

  Exercise of Class B Warrants for cash ..........................                      136,220

  Exercise of stock options for cash .............................                       66,075
  Net loss for year ended November 30, 1992 ......................     (5,390,637)   (5,390,637)
                                                                     ------------   -----------
Balance at November 30, 1992 .....................................    (13,621,617)    9,475,008


  Exercise of Class B Warrants for cash ..........................                      119,064

  Exercise of Class M Warrants for cash ..........................                      600,179

  Exercise of Stock Options for cash .............................                       13,150
  Exercise of Unit Purchase
     Options and Underlying Class A Warrants
     for cash ....................................................                       31,506
  Net loss for the year ended November 30, 1993 ..................     (6,135,830)   (6,135,830)
                                                                     ------------   -----------
Balance at November 30, 1993 .....................................    (19,757,447)    4,103,077

  For cash, less issuance costs of $490,790 ......................                    3,746,810
  Exercise of Stock Options for Cash........................... ..
                                                                                            202
  Net loss for the year ended November 30, 1994 ..................     (4,331,500)   (4,331,500)
                                                                     ------------   -----------
Balance at November 30, 1994 .....................................   $(24,088,947)  $ 3,518,589

  Exercise of Stock Options for Cash .............................                          844
  For cash, less issuance costs of $282,475 ......................                    1,592,625

  Net loss for the year ended November 30, 1995 ..................     (2,818,403)   (2,818,403)
                                                                     ------------   -----------
Balance at November 30, 1995 .....................................   $(26,907,350)  $ 2,293,655

  Exercise of Stock Options for Cash .............................                       16,875
                                                                                         44,583

  For cash, less issuance costs of $143,587 ......................                    1,284,413
  Exercise of Stock Options for Cash .............................                       10,339
  Net loss for the six month period ended
    May 31, 1996 .................................................       (918,786)     (918,786)
                                                                     ------------   -----------

Balance at May 31, 1996 ..........................................   $(27,826,136)  $ 2,731,079
                                                                     ============   ===========





                       See notes to financial statements

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                                                      Cumulative
                                                                                                                    for the Period
                                                                                                                   January 15, 1982
                                                                                        Six Months               (Date of Inception)
                                                                                       Ended May 31,  '                    to
                                                                                      ----------------                   May 31,
                                                                                    1996  '         1995  '               1996    '
                                                                                ----------      -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................................      $ (918,786)     $(1,514,279)         $(27,806,294)
 Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization.........................................          31,164           84,157               794,151
    Expenses paid through the issuance of common shares..                           --               --                   408,068
    Loss on disposal of property..........................................          --               --                    44,861
    Changes in assets and liabilities:
       Accounts receivable (increase) decrease............................         134,381         (416,328)             (309,478)
       Inventory (increase) decrease......................................          22,945           10,189              (913,476)
       Prepaid expenses (increase) decrease...............................          27,438           13,076               (44,723)
       Other assets (increase)............................................         (12,970)         (17,393)             (228,318)
       Accounts payable increase..........................................          53,949          119,522               185,350
       Accrued liabilities increase (decrease)............................        (241,576)          29,903               174,780
                                                                                ----------      -----------          -------------
        Net cash (used in) operations.....................................        (903,455)      (1,691,153)          (27,695,079)
                                                                                ----------      -----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities.......................................          --               --               (12,166,540)
 Proceeds from sale of marketable securities..............................          --            1,564,826            12,166,540
 Acquisition of property and equipment (net)..............................           2,897          (20,906)             (839,250)
 Disbursement under note receivable - related party.......................          (7,948)          (6,854)             (198,188)
                                                                                ----------      -----------          ------------
        Net cash (used in) provided by investing activities...............          (5,051)       1,537,066            (1,037,438)
                                                                                ----------      -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of Common Shares..................................       1,356,210              844            30,121,647
 Redemption of Convertible Preferred Shares...............................         (19,843)          --                   (19,843)
 Proceeds from issuance of notes payable and long-term debt...............          --   '           --                 2,515,223
 Repayments of notes payable and long-term debt...........................          --   '          (30,000)           (2,515,223)
                                                                                ----------      ------------         ------------
        Net cash (used in) provided by financing activities...............       1,336,367          (29,156)           30,101,804
                                                                                ----------      -----------          ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..............................................................         427,861         (183,243)            1,369,287
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD................................................................         941,426          840,245                --   '
                                                                                ----------      -----------          ------------
CASH AND CASH EQUIVALENTS, END
 OF PERIOD................................................................      $1,369,287      $   657,002          $  1,369,287
                                                                                ==========      ===========          ============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
 See Statements of Shareholders' Equity (Deficiency) for details of shares issued in exchange for noncash consideration.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest for the six-month periods ended May 31, 1996 and 1995 approximated $0 and $800, respectively.

                      See notes to financial statements.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 1996


1. ORGANIZATION AND OPERATIONS

Somanetics Corporation (the "Company") is a Michigan corporation formed in January 1982 to develop, manufacture and market computer-based medical diagnostic and patient monitoring equipment. The equipment utilizes the Company's "In Vivo Optical Spectroscopy," or "INVOS(R)" technology to provide analyses of human blood and tissue. The Company is in the development stage and has incurred research, product development and other expenses involved in designing, developing, marketing and selling its products, as well as devoting efforts to raising capital.

The Company is using its INVOS technology in processor-based medical equipment (the INVOS Cerebral Oximeter and related single-patient use SomaSensor(R)) that non-invasively and continuously monitors trends in regional hemoglobin oxygen saturation of blood in the brain of an individual.

2. FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim financial statements of Somanetics Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended May 31, 1996, are not necessarily indicative of the results that may be expected for the year ending November 30, 1996, although the Company expects to continue to incur operating losses for the foreseeable future. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended November 30, 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

The Company is in the development stage and, accordingly, has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $27,826,136 through May 31, 1996. The Company had working capital of $2,276,834, cash and cash equivalents of $1,369,287, total current liabilities of $360,130 and shareholders' equity of $2,731,079, as of May 31, 1996.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 1996



Although on June 6, 1996 the Company received clearance from the FDA to market the Cerebral Oximeter in the United States, the Company's current financial condition and recent results of operations and the status of its product marketing efforts and sales have been affected by the process of obtaining such clearance. On November 22, 1993, the Company received notification that the FDA had rescinded the Company's 510(k) clearance to market the Cerebral Oximeter. As a result, all commercial sales of the Company's products were suspended and the Company notified its United States distributors to stop selling the Cerebral Oximeter and to advise their customers to stop using the device. In February 1994, the Company resumed marketing its products in several foreign countries, including Japan, its largest market outside the United States.

On February 1, 1995, the Company filed a new 510(k) application with the FDA. On October 5, 1995, the Company received a written response from the FDA, stating that the FDA could not determine if the device was substantially equivalent to a legally marketed device, and that the FDA considered the Company's 510(k) submission to be withdrawn. On February 13, 1996, the Company filed a new 510(k) application with the FDA presenting additional information not previously considered by the agency, identifying alternative predicate devices and offering revisions to its product and its labeling. On June 6, 1996, the Company received clearance to market the INVOS 3100A Cerebral Oximeter in the United States.

The Company currently is marketing Cerebral Oximeters and SomaSensors in 25 foreign countries, with sales in 12 countries in the first six months of 1996. The Company expects to begin marketing the Cerebral Oximeter in other countries after complying with each country's local laws, and it expects to begin marketing the Cerebral Oximeter in the United States as soon as it completes product introduction activities and replaces existing Cerebral Oximeters with the INVOS 3100A Cerebral Oximeter. There can be no assurance that sales will continue or increase as a result of such marketing efforts, or that, even if they increase, they will provide sufficient cash to fund the Company's operations or make the Company profitable.

As of May 31, 1996 the Company had 16 employees. The Company expects to hire 21 additional employees before the end of the fiscal year, 12 in Sales and Marketing, 4 in Manufacturing and Quality Control, 3 in Research, Development and Engineering, and 2 in Administration. The Company expects to incur these expenses before receiving substantially increased proceeds from sales of its products, and such expenses will continue even if revenues do not increase. Therefore, in the short-run, they are expected to increase the Company's net losses.

Management believes that markets exist for the products the Company has developed; however, there is an inherent uncertainty associated with the success of such new products. The likelihood of success of the Company must be considered in view of the Company's

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 1996


limited resources and current financial condition, the problems and expenses frequently encountered in connection with formation of a new business, the ability to raise new funds, the development and application of new technology, and the competitive environment in which the Company intends to operate.

The net proceeds from previous sales of securities were sufficient to fund the Company's working capital requirements into the second quarter ended May 31, 1996. Current sales are not sufficient to fund operations. On April 2, 1996, the Company completed the placement of 571,200 Units, at a price of $2.50 per Unit, for gross proceeds of $1,428,000, through an offering complying with Regulation S under the Securities Act of 1933, as amended. The net proceeds to the Company, after deducting the placement agents' fee and the expenses of the offering, were approximately $1,284,000. Each Unit consists of two newly-issued Common Shares, par value $0.01 per share, and one warrant to purchase one Common Share.

The Warrants are immediately exercisable and transferable separately from the Common Shares. Each Warrant entitles the holder to purchase one Common Share at an initial exercise price of $1.75 per share, subject to adjustment, at any time through April 1, 2001, unless earlier redeemed. The Warrants are redeemable for $0.01 by the Company at any time after July 2, 1996, if certain conditions are met.

The Company also granted the placement agent warrants to purchase 114,240 Common Shares at $1.25 per share exercisable during the four-year period beginning April 2, 1997.

Pursuant to an amended agreement with Rauscher Pierce & Clark, Inc. and Rauscher Pierce & Clark Limited (collectively, the "Placement Agent") in connection with the Regulation S offering, the Company has agreed to permit a person designated by the Placement Agent to attend meetings of the Company's Board of Directors until the 1998 Annual Meeting of Shareholders and to participate in discussions at such meetings. The Placement Agent has not yet designated such person. The Company is no longer required by its agreements with the Placement Agent to expand the size of its Board of Directors by two persons or to appoint persons nominated or acceptable to the Placement Agent to fill the vacancies.

Effective February 28, 1996, the Company redeemed all of its outstanding Convertible Preferred Shares for $.01 per share at a total redemption cost to the Company of approximately $19,843, and instead of the Convertible Preferred Shares formerly issuable upon the exercise of certain options, the Company will pay $.01 to the person exercising such options for each Convertible Preferred Share otherwise receivable.

The Company believes that the cash and cash equivalents on hand at May 31, 1996 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the fourth quarter of fiscal 1996. By that time the Company will be required to raise

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 1996


additional cash either through additional sales of products, through sales of securities, by incurring additional indebtedness or by some combination of the foregoing. If the Company isunable to raise additional cash by that time, it will be required to further reduce or discontinue its operations.

The expected uses of the Company's cash and cash equivalents are based on certain estimates and assumptions made by the Company. Such estimates and assumptions are subject to change as a result of actual experience. There can be no assurance that actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop enhancements to, and product extensions of, the Cerebral Oximeter, to conduct research and development concerning additional potential applications of INVOS technology and for working capital will not be substantially greater than current estimates.

The Company does not believe that product sales will be sufficient to fund the Company's operations in the third quarter ending August 31, 1996.

As of May 31, 1996, there were 4,075,179 redeemable Class B Warrants and 5,001 non-redeemable Class B Warrants outstanding, all exercisable at $3.89 per share. On June 19, 1996, the Company announced the extension of the redemption date for its redeemable Class B Warrants, and the expiration date for its non-redeemable Class B Warrants, to September 26, 1996. Any Class B Warrants which have not been exercised before September 26, 1996 will no longer be exercisable to purchase Common Shares. Holders of Class B Warrants will have no further rights beyond September 26, 1996, except to receive, upon surrender of the Class B Warrant certificates evidencing redeemed Class B Warrants, payment of the redemption price of $.05 for each redeemable Class B Warrant outstanding and not already exercised as of September 26, 1996. There can be no assurance that additional Class B Warrant holders will exercise their Warrants and it is unlikely they will do so as long as the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of the Class B Warrants, to extend the redemption date or both.

Also as of May 31, 1996, there were 750,000 redeemable warrants outstanding, exercisable at $2.00 a share until July 13, 2000, and 571,200 redeemable warrants outstanding exercisable at $1.75 a share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of July 2, 1996. Between June 1, 1996 and July 1, 1996, 126,000 of the warrants exercisable at $2.00 a share had been exercised. There can be no assurance that additional warrants will be exercised and it is unlikely that they will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31,1996

Effective March 19, 1996, all outstanding Unit Purchase Options expired. None of the Unit Purchase Options had been exercised between December 1, 1995 and March 19, 1996.

The Company has no commitments for additional loans.

These factors, among others raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory is stated at the lower of cost or market on a first-in, first-out
(FIFO) basis.  Inventory consists of:

                                           May 31, 1996      November 30, 1995
                                           ------------      -----------------
       Finished goods                        $385,150           $516,420
       Work in process                        306,388            219,076
       Purchased components                   221,938            200,925
                                             --------           --------
              Total                          $913,476           $936,421
                                             ========           ========

Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $29,148 and $25,692 at May 31, 1996 and November 30, 1995, respectively.

Loss Per Common Share is computed using the weighted average number of Common Shares outstanding during each period. Common Shares issuable under stock options and warrants have not been considered in the computation of the net loss per Common Share because such inclusion would be antidilutive.

4.      ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                           May 31, 1996      November 30, 1995
                                           ------------      -----------------
        Professional fees                   $ 15,000             $ 75,702
        Warranty                              14,185               15,000
        Insurance                             12,489                  --
        Product Upgrades                     150,280              149,954
        Shareholder Lawsuits (Note 5)        (17,174)             144,717
        Other                                    --                30,983
                                            --------             --------
                Total                       $174,780             $416,356
                                            ========             ========


                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 1996

5. COMMITMENTS AND CONTINGENCIES

Before the Company received FDA clearance to market the Cerebral Oximeter in the United States, several domestic distributors of the INVOS Cerebral Oximeter expressed their desire to terminate their distributor agreements with the Company. The Company does not believe that its distributor agreements require it to accept returns of products sold to distributors in connection with a termination of the distribution agreement. The Company, however, has reserved $194,000 at May 31, 1996, for the uncollectibility of accounts receivable from such distributors.

Under the domestic distributor replacement program, the Company believes receivables previously reserved will ultimately become collected once the Cerebral Oximeters owned or sold by United States distributors are replaced with the INVOS 3100A Cerebral Oximeter. Distributors might terminate their
agreements with the Company or be terminated by the Company.    Distributor
terminations may increase the Company's costs. In preparation for the reintroduction of the Cerebral Oximeter in the United States, the Company has terminated certain distributors and added new distributors. The Company will be required to engage additional United States distributors for the Cerebral Oximeter as a result of such terminations. The Company's inability to retain distributors or engage replacement distributors could have a material adverse effect on its ability to market and sell its product.

Purchasers of eight units (out of a total of eighteen units) of the INVOS 2100 System, a product previously marketed by the Company have requested refunds claiming, in some cases, that the device identified too many women as having a high risk of breast cancer. The Company believes that the devices are functioning as intended and that the purchasers have no contractual or other right to return the devices and are not entitled to refunds. No provision has been recorded in the financial statements for any refunds that may become due to such purchasers or for any product liability claims because the Company believes that successful assertion of the claims does not appear probable and the ultimate amount of the loss, if any, cannot be reasonably estimated. If the Company must refund all or a significant portion of the sales price for the INVOS 2100, or is exposed to any product liability claims, its financial condition and liquidity could be adversely affected.

The Company has not received any correspondence or inquiries regarding the INVOS 2100 since fiscal 1991, except for a letter dated August 3, 1994, from the FDA warning manufacturers of breast transillumination devices that these devices are in violation of the Federal Food Drug and Cosmetics Act ("the Act") in that their labeling is false or misleading and fails to bear adequate directions for use. The Company responded to the FDA by explaining the INVOS 2100 had not been available for sale by the Company commercially or

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 1996


otherwise since January 1989. The Company has not received any correspondence or inquiries regarding the INVOS 2100 since fiscal 1991 (other than the August 3, 1994 letter from the FDA) and believes the devices currently in the domestic marketplace are no longer being used, based on the manner in which the unit is to be used and the instructions in the user manual. The Company believes no further action is required.

On March 14, 1994, a shareholder of the Company filed suit in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company, four of its present and former directors and four other officers, former officers or employees of the Company in an action captioned Jacobson, et al v. Somanetics Corporation, et al. The plaintiff alleges that various registration statements filed under the Securities Act of 1933, various reports filed under the Securities Exchange Act of 1934 and various annual reports and press releases contained material misstatements and omissions and that the Company and the named officers, former officers and employees of the Company made material misstatements and omissions. The plaintiffs seek recovery pursuant to Sections 11, 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 under the Securities Exchange Act of 1934 and under common law for (i) rescission of their investment and compensation for the lost use of the money invested, (ii) other compensatory damages, (iii) punitive damages in the amount of $10,000,000, (iv) consequential damages, (v) reasonable attorney's fees, (vi) costs and disbursements and (vii) such other relief as the court may deem just and proper.

On April 25, 1994, another shareholder of the Company filed suit in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company and Gary D. Lewis, the Company's former Chairman of the Board, in an action captioned Benjamin Langford v. Somanetics Corporation and Gary D. Lewis. The allegations, relief requested and consequences of the action are similar to those in the Jacobson case described above.

The Company has entered into a Stipulation And Agreement Of Compromise And Understanding (the "Agreement") with counsel for plaintiff Earl J. Jacobson. The Agreement (along with an understanding with the Company's insurance company) requires the Company to pay $250,000 in cash, less the amount of its legal fees incurred in this action, and the Company's insurance company is required to pay $250,000 in cash, plus the amount the Company has incurred in attorneys' fees. Pursuant to the Agreement, the Company and its insurance company paid an aggregate of $500,000 to an escrow agent in the second quarter ended May 31, 1996. The Agreement is subject to approval of the court and the court's certification of the class, and at a hearing on June 28, 1996, the court stated on the record that it would approve the Agreement and certify the class. As of the date of this filing, the court has not yet issued a final judgment approving the settlement, although the Company expects it will. However, approximately 11 persons, including Benjamin Langford, have opted out of

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 1996



the Jacobson action and this settlement and, therefore, are not barred by the settlement from pursuing their own claims against the Company. Mr. Langford's action is still pending against the Company, although it is no longer a class action. A hearing on the Company's motion to dismiss the action is scheduled for July 17, 1996.

The ultimate outcome of the litigation cannot presently be determined. If the Company must pay any significant additional amount to defend or settle either of these lawsuits or if it must pay a significant judgment in connection with either of these lawsuits, its financial condition and liquidity could be materially adversely affected, and capital intended for use in the marketing of the Cerebral Oximeter or to develop enhancements to, or product extensions of, the Cerebral Oximeter or other products may have to be reallocated to satisfy any such requirements. In addition, any such expenses will, when incurred, have the effect of increasing the Company's net loss (or decreasing its net income) during the periods in which they are incurred.

The Company may become subject to product liability claims by patients or doctors and may become a defendant in product liability or malpractice litigation. The Company has obtained product liability insurance and an umbrella policy. There can be no assurance that the Company will be able to retain such insurance or that such insurance would be sufficient to protect the Company against such product liability.

6. SUBSEQUENT EVENTS

On June 6, 1996, the Company received clearance from the United States Food and Drug Administration to market its INVOS 3100A Cerebral Oximeter in the United States. The Company has been preparing its operations for commercial activity in the United States and intends to devote the months ahead to completing product introduction activities and replacing existing Cerebral Oximeters with the INVOS 3100A Cerebral Oximeter. No assurance can be given that sales of the Cerebral Oximeter and SomaSensor will increase, and it is not expected that such sales will provide sufficient cash to fund the Company's operations in the third quarter ending August 31, 1996.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1996


LIQUIDITY AND CAPITAL RESOURCES

Somanetics Corporation is a development stage company formed to develop, manufacture and market computer-based medical diagnostic and patient monitoring equipment using INVOS(R) technology. Since inception (January 15, 1982), the Company has incurred an accumulated deficit of $27,826,136 through May 31, 1996.

Net cash used in operations during the six-month period ended May 31, 1996 was approximately $903,000. Cash was used primarily to (i) fund the Company's net loss, consisting primarily of selling, general and administrative expenses and research, development and engineering expenses (approximately $888,000, net of depreciation and amortization expense), and (ii) decrease accrued liabilities (approximately $242,000) primarily as a result of the (a) payment of professional fees and (b) payment of expenses and settlement costs associated with the class action lawsuits. These uses of cash were partially offset by
(i) a decrease in accounts receivable (approximately $134,000) due to reduced sales in the second quarter, (ii) a $54,000 increase in accounts payable due to increased legal expenses associated with the preparation and filing of year-end and related public documents, and (iii) a decrease in inventory and prepaid expenses (approximately $50,000). The reduction in inventory is due to reduced purchasing activity while the Company awaited FDA clearance. Management expects working capital requirements to increase if sales increase.

Effective February 28, 1996, the Company redeemed all of its outstanding Convertible Preferred Shares for $.01 per share at a total redemption cost to the Company of approximately $19,843, and instead of the Convertible Preferred Shares formerly issuable upon the exercise of certain options, the Company will pay $.01 to the person exercising such options for each Convertible Preferred Share otherwise receivable.

As of May 31, 1996, the Company had working capital of $2,276,834 and cash and cash equivalents of $1,369,287.

On April 2, 1996, the Company completed the placement of 571,200 Units, at a price of $2.50 per Unit, for gross proceeds of $1,428,000, through an offering complying with Regulation S under the Securities Act of 1933, as amended. The net proceeds to the Company, after deducting the placement agents' fee and the estimated expenses of the offering, were approximately $1,284,000. Each Unit consists of two newly-issued Common Shares, par value $0.01 per share, and one warrant to purchase one Common Share.

The Warrants are immediately exercisable and transferable separately from the Common Shares. Each Warrant entitles the holder to purchase one Common Share at an initial exercise

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1996



price of $1.75 per share, subject to adjustment, at any time through April 1, 2001, unless earlier redeemed. The Warrants are redeemable for $0.01 by the Company at any time after July 2, 1996, if certain conditions are met.

The Company also granted the placement agent warrants to purchase 114,240 Common Shares at $1.25 per share exercisable during the four-year period beginning April 2, 1997.

The Company believes that the cash and cash equivalents on hand at May 31, 1996 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the fourth quarter of fiscal 1996. By that time the Company will be required to raise additional cash either through additional sales of products, through sales of securities, by incurring additional indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to further reduce or discontinue its operations.

The expected uses of the Company's cash and cash equivalents are based on certain estimates and assumptions made by the Company. Such estimates and assumptions are subject to change as a result of actual experience, and there can be no assurance that actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop enhancements to, and product extensions of, the Cerebral Oximeter and to conduct research and development concerning additional potential applications of INVOS technology and for working capital will not be substantially greater than current estimates.

Although on June 6, 1996 the Company received clearance from the FDA to market the Cerebral Oximeter in the United States, the Company's current financial condition and recent results of operations and the status of its product marketing efforts and sales have been affected by the process of obtaining such clearance. On November 22, 1993, the Company received notification that the FDA had rescinded the Company's 510(k) clearance to market the Cerebral Oximeter. As a result, all commercial sales of the Company's products were suspended and the Company notified its United States distributors to stop selling the Cerebral Oximeter and to advise their customers to stop using the device. In February 1994, the Company resumed marketing its products in several foreign countries, including Japan, its largest market outside the United States.

On February 1, 1995, the Company filed a new 510(k) application with the FDA. On October 5, 1995, the Company received a written response from the FDA, stating that the FDA could not determine if the device was substantially equivalent to a legally marketed device, and that the FDA considered the Company's 510(k) submission to be withdrawn. On February 13, 1996, the Company filed the new 510(k) application with the FDA presenting additional information not previously considered by the agency, identifying alternative predicate devices and offering revisions to its product and its labeling. On June 6, 1996, the Company received

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1996


clearance to market the INVOS Cerebral Oximeter in the United States.

The Company does not believe that product sales will be sufficient to fund the Company's operations in the third quarter ending August 31, 1996.

The Company did not receive any proceeds from the exercise of Class B or Class M Warrants during the six-month period ended May 31, 1996. As of March 31, 1992, the Company gave notice of the redemption of the redeemable Class B Warrants at $.05 per Class B Warrant. The Company has extended the redemption date nine times, most recently to September 26, 1996. Any redeemable Class B Warrants which have not been exercised before September 26, 1996, will no longer be exercisable to purchase Common Shares. Holders of redeemable Class B Warrants will have no further rights beyond September 26, 1996, except to receive, upon surrender of the Class B Warrant certificates evidencing redeemed Class B Warrants, payment of the redemption price of $.05 for each redeemable Class B Warrant outstanding and not already exercised as of September 26, 1996. As of July 1, 1996, the closing sale price of the Common Shares was $2.625.
As of May 31, 1996, 4,080,180 Class B Warrants were outstanding, including 5,001 non-redeemable Class B Warrants, each exercisable to purchase one Common Share at $3.89 a share. There can be no assurance that additional Class B Warrant holders will exercise their Warrants and it is unlikely that they will do so as long as the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of the Class B Warrants, extend the redemption date, or both. The maximum potential redemption price for the Class B Warrants is $203,759, which the Company will be required to pay in September 1996 if the Class B Warrants are redeemed.

Also as of May 31, 1996, there were 750,000 redeemable warrants outstanding, exercisable at $2.00 a share until July 13, 2000, and 571,200 redeemable warrants outstanding exercisable at $1.75 a share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of July 2, 1996. Between June 1, 1996 and July 1, 1996, 126,000 of the warrants exercisable at $2.00 a share had been exercised. There can be no assurance that additional warrants will be exercised and it is unlikely that they will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

The Company has no loan commitments.

There can be no assurance that even if the Company receives additional capital, it will be able to achieve the level of sales necessary to sustain its operations. There can be no assurance that the Company will be able to obtain any funds on terms acceptable to the Company and at times required by the Company through sales of the Company's products, sales of securities or loans in sufficient quantities.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1996

Before the Company received FDA clearance to market the Cerebral Oximeter in the United States, several domestic distributors of the INVOS Cerebral Oximeter expressed their desire to terminate their distributor agreements with the Company. The Company does not believe that its distributor agreements require it to accept returns of products sold to distributors in connection with a termination of the distribution agreement. The Company, however, has reserved $194,000 at May 31, 1996, for the uncollectibility of accounts receivable from such distributors.

Under the domestic distributor replacement program, the Company believes receivables previously reserved will ultimately become collected once the Cerebral Oximeters owned or sold by United States distributors are replaced with the INVOS 3100A Cerebral Oximeter. Distributors might terminate their agreements with the Company or be terminated by the Company. Distributor terminations may increase the Company's costs. In preparation for the re-introduction of the Cerebral Oximeter in the United States, the Company has terminated certain existing distributors and added new distributors. The Company will be required to engage additional United States distributors for the Cerebral Oximeter as a result of such terminations. The Company's inability to retain distributors or engage replacement distributors could have a material adverse effect on its ability to market and sell its product.

On March 14, 1994, a shareholder of the Company filed suit in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company, four of its present and former directors and four other officers, former officers or employees of the Company in an action captioned Jacobson, et al v. Somanetics Corporation, et al. The plaintiff alleges that various registration statements filed under the Securities Act of 1933, various reports filed under the Securities Exchange Act of 1934 and various annual reports and press releases contained material misstatements and omissions and that the Company and the named officers, former officers and employees of the Company made material misstatements and omissions. The plaintiffs seek recovery pursuant to Sections 11, 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 under the Securities Exchange Act of 1934 and under common law for (i) rescission of their investment and compensation for the lost use of the money invested, (ii) other compensatory damages, (iii) punitive damages in the amount of $10,000,000, (iv) consequential damages, (v) reasonable attorney's fees, (vi) costs and disbursements and (vii) such other relief as the court may deem just and proper.

On April 25, 1994, another shareholder of the Company filed suit in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company and Gary D. Lewis, the Company's former Chairman of the Board, in an action captioned Benjamin Langford v. Somanetics Corporation and Gary D. Lewis. The allegations, relief requested and consequences of the action are similar to those in

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1996

the Jacobson case described above.

The Company has entered into a Stipulation And Agreement Of Compromise And Understanding (the "Agreement") with counsel for plaintiff Earl J. Jacobson. The Agreement (along with an understanding with the Company's insurance company) requires the Company to pay $250,000 in cash, less the amount of its legal fees incurred in this action, and the Company's insurance company is required to pay $250,000 in cash, plus the amount the Company has incurred in attorneys' fees. Pursuant to the Agreement, the Company and its insurance company paid an aggregate of $500,000 to an escrow agent in the second quarter ended May 31, 1996. The Agreement is subject to approval of the court and the court's certification of the class, and at a hearing on June 28, 1996, the court stated on the record that it would approve the Agreement and certify the class. As of the date of this filing, the court has not yet issued a final judgment approving the settlement, although the Company expects it will. However, approximately 11 persons, including Benjamin Langford, have opted out of the Jacobson action and this settlement and, therefore, are not barred by the settlement from pursuing their own claims against the Company. Mr. Langford's action is still pending against the Company although it is no longer a class action. A hearing on the Company's motion to dismiss the action is scheduled for July 17, 1996.

The ultimate outcome of the litigation cannot presently be determined. If the Company must pay any significant additional amount to defend or settle either of these lawsuits or if it must pay a significant judgment in connection with either of these lawsuits, its financial condition and liquidity could be materially adversely affected, and capital intended for use in the marketing of the Cerebral Oximeter or to develop enhancements to, or product extensions of, the Cerebral Oximeter or other products may have to be reallocated to satisfy any such requirements. In addition, any such expenses will, when incurred, have the effect of increasing the Company's net loss (or decreasing its net income) during the periods in which they are incurred.

RESULTS OF OPERATIONS

Since the Company's inception (January 15, 1982) its primary activities have consisted of research and development of the INVOS technology, the INVOS 2100, the INVOS Cerebral Oximeter and the related disposable SomaSensor. The Company is in the development stage and has accumulated losses of $27,806,294.

For the three and six-month periods ended May 31, 1996, the Company realized an 11% and a 39% reduction in the respective net losses over the same periods in fiscal 1995. The decrease for the six-month period is primarily attributable to a 36% reduction in operating expenses, partially offset by a 34% reduction in sales.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1996

During the three-month periods ended May 31, 1996 and 1995, the Company recognized revenues of $84,387 and $672,646, respectively. For the six-month periods ended May 31, 1996 and 1995, the Company recognized revenues of $599,465 and $906,625, respectively. The decrease in sales for the second quarter of 1996, as compared to the second quarter of 1995, is primarily attributable to lower sales to the Company's distributor in Japan and lower sales in the European market. Sales during the second quarter of 1995 included the shipment of an initial stocking order to Baxter Limited in Japan. The decrease in sales for the six-month period was primarily attributable to reduced shipments to Europe and to Baxter Limited in Japan.

Sales of refurbished units, commercial units and SomaSensors comprised approximately 25%, 24% and 51%, respectively, of the Company's sales in the second quarter of fiscal 1996 and 5%, 85%, and 10%, respectively, of the Company's sales in the second quarter of fiscal 1995. Sales of refurbished units, commercial units and SomaSensors comprised approximately 7%, 76% and 17%, respectively, of the Company's sales in the six months ended May 31, 1996, and 8%, 80% and 12%, respectively, of the Company's sales in the six months ended May 31, 1995. All 1996 and 1995 sales were export sales. Two international distributors accounted for approximately 76% and 9%, respectively, of total revenues for the six months ended May 31, 1996 and three international distributors accounted for approximately 24%, 17% and 17%, respectively, of total revenues for the three months ended May 31, 1996. Two international distributors accounted for approximately 58% and 8%, respectively, of total revenues in the six months ended May 31, 1995, and two international distributors accounted for approximately 79% and 8%, respectively, of total revenues in the three months ended May 31, 1995.

As described above in "Liquidity and Capital Resources," all commercial sales were suspended in late November 1993, upon notification from the FDA that it was rescinding the Company's 510(k) clearance. FDA clearance is necessary to allow the Company to market its product in the United States. On June 6, 1996, the Company received clearance from the United States Food and Drug Administration to market its INVOS 3100A Cerebral Oximeter in the United States. See "Liquidity and Capital Resources" for a description of the effects of the FDA's rescission of the Company's 510(k) clearance in 1993 on the Company's distributors and terminations of distributors.

There can be no assurance that the publication of adverse results from research regarding the Cerebral Oximeter, the events leading to a voluntary recall of SomaSensors in October 1993, the FDA's rescission of the Company's 510(k) clearance for the Cerebral Oximeter in 1993, the FDA's actions relating to the INVOS 2100 and the Company's financial condition will not adversely affect the Company's reputation or its ability to market and sell its device.

The Company expects Cerebral Oximeter sales in the second half of fiscal 1996 to increase as
                                       20

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1996

a result of obtaining 510(k) clearance from the FDA, although
(i) the Company expects to devote the months ahead to completing product introduction activities and replacing existing Cerebral Oximeters with the INVOS 3100A Cerebral Oximeter, (ii) Baxter Limited is not expected to order again until the fourth quarter and (iii) European sales appear to decrease during the late July and August summer vacation season. The Company expects sales of the disposable SomaSensor to become a larger portion of the Company's revenues in the future after the Company sells a significant number of Cerebral Oximeters to distributors and they are resold to hospitals. No assurance can be given that sales of the Cerebral Oximeter and SomaSensor will provide sufficient cash to fund the Company's operations. and the Company does not believe that product sales will be sufficient to fund the Company's operations in the third quarter ending August 31, 1996.

Gross margin as a percentage of revenues for the quarters ended May 31, 1996 and 1995 were approximately 43% and 53%, respectively. Gross margin as a percentage of revenues for the six-month periods ended May 31, 1996 and 1995 were approximately 57% and 52%, respectively. Gross margin as a percentage of revenues decreased for the quarter ended May 31, 1996 from the fiscal 1995 level, primarily because 25% of total revenues in the three- month period ended May 31, 1996 consisted of sales of refurbished Cerebral Oximeters, which are sold approximately at cost, thereby reducing overall gross margin. Gross margin as a percentage of revenues increased in the six-month period ended May 31, 1996 over the same period in 1995 primarily because a smaller portion of revenues in 1996 were derived from sales of refurbished units. Excluding sales of refurbished units, gross margins remained approximately the same as 1995. Lower initial manufacturing, tooling and engineering costs and the reduced level of personnel were offset by the lower level of sales over which fixed costs of sales were spread.

The direct and indirect costs to manufacture Cerebral Oximeters are expected to decline as a percentage of sales as and if (i) the Company increases sales, production and volume purchases, and (ii) the Company ceases to incur non-recurring tooling and initial manufacturing charges. However, the Company expects to incur additional non-recurring tooling costs, initial manufacturing costs and engineering costs in fiscal 1996 in connection with enhancements to the SomaSensor and the production of the Cerebral Oximeter. Any new products or enhancements developed during fiscal 1996 might also increase such costs.
In addition, the lower average selling prices of Cerebral Oximeters and SomaSensors to United States distributors is expected to reduce the gross margin percentage.

The Company incurred research, development and engineering expenses of $52,732 and $122,274 for the fiscal quarters ended May 31, 1996 and 1995, respectively, and $102,668 and $190,564 for the six-month periods ended May 31, 1996 and 1995, respectively. The decreases are primarily attributable to an approximately $70,000 charge (in 1995) to

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1996

engineering expenses for obsolete purchased parts inventory relating to engineering design changes to the Cerebral Oximeter model designed to comply with TUV. Research, development and engineering activities in fiscal 1996 consisted primarily of defending the previous 510(k) applications, preparing and filing a new 510(k) application in February 1996, developing improvements to the SomaSensor and completing modifications to the INVOS Cerebral Oximeter requested by the FDA. Such activities in fiscal 1995 consisted primarily of developing improvements to the SomaSensor, evaluating the results of the clinical trials supporting the 510(k) submission, preparing the 510(k) application and gaining the CE mark and CSA certification for the INVOS 3100A Cerebral Oximeter. Research, development and engineering expenses are expected to increase due to the Company's plans to (i) hire three more persons in this department during fiscal 1996 to support new projects, and (ii) identify and begin projects for new product development, testing and possible future marketing. The Company expects to incur research, development and engineering expense to develop and test product extensions of the Cerebral Oximeter for use on newborns in operating rooms and intensive care units, enhancements to the Cerebral Oximeter and other uses of the Company's technology.

Selling, general and administrative expenses for the fiscal quarters ended May 31, 1996 and 1995 totaled $609,386 and $935,340, respectively, and $1,199,716 and $1,850,919 for the six-month periods ended May 31, 1996 and 1995, respectively. For the three-month period ended May 31, 1996 over the same period in 1995, the decrease is primarily due to a $211,000 reduction in salaries, wages and related expenses, a $55,000 reduction in selling-related expenses and a $37,000 reduction in facility expenses. The decrease for the six-month period ended May 31, 1996 from the same period in 1995 is primarily due to a $400,000 reduction in salaries, wages and related expenses, a $148,000 reduction in selling-related expenses and an $87,000 reduction in facility expenses.

Salaries, wages, and related expenses, including expenses for temporary employees and consulting services, decreased approximately $211,000, or 43%, for the fiscal quarter ended May 31, 1995 over the fiscal quarter ended May 31, 1995, and approximately $400,000, or 40%, for the six-month period ended May 31, 1996 over the same period in 1995. The decreases for the three- and six-month periods over the comparable periods in 1995 are primarily attributable to reductions in payroll and related benefits as a result of a reduction in workforce from 24 employees at May 31, 1995 to 16 employees at May 31, 1996, incentive compensation accrual and consulting services. The Company expects to hire 21 additional employees as needed, 12 in Sales and Marketing, 4 in Manufacturing and Quality Control, 3 in Research, Development and Engineering and 2 in Administration during the remainder of fiscal 1996 which will increase salaries, wages and related expenses in the future. The Company expects to incur these expenses before receiving substantially increased proceeds from sales of its products, and such expenses will continue even if revenues do not increase. Therefore, in the short-run, they are expected to increase the Company's net losses.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1996


Selling expenses, including expenses for travel, entertainment, marketing, clinical research and industry trade show participation, decreased approximately $55,000, or 69%, for the fiscal quarter ended May 31, 1996 over the fiscal quarter ended May 31, 1995, and approximately $148,000, or 77%, for the six-month period ended May 31, 1996 over the same period in 1995. The decreases for both periods were primarily due to reduced travel expenses associated with training the Company's international distributors and reduced expenses associated with trade show participation. The Company expects selling, marketing and trade show expenses to increase in conjunction with resumed marketing in the United States, engaging new United States distributors and supporting existing distributors and increased sales efforts in the international markets. Clinical research expenses are expected to increase as the Company tests product extensions of the Cerebral Oximeter in a clinical setting.

Monthly office expenses, including lease commitments, supplies, subscriptions and related expenses decreased approximately $37,000, or 29%, for the three-month period ended May 31, 1996, over the same period last year, and approximately $87,000, or 33%, for the six- month period ended May 31, 1996 over the same period in 1995, primarily due to the reduction in personnel and the expiration of operating lease commitments. The Company expects these expenses to increase when the Company hires additional personnel.

Other income, including interest income and expense, increased approximately $4,000 for the three-month period ended May 31, 1996 over the comparable three-month period in fiscal 1995, and decreased approximately $8,000 for the six-month period ended May 31, 1996 over the comparable six-month period in fiscal 1995. The increase in the three-month period ended May 31, 1996 over the same period last year, is the result of sub-lease income received on a portion of the Company's facilities, partially offset by a reduction in interest income primarily as a result of the lower balance of cash available for investment in the first half of the quarter. For the six-month period ended May 31, 1996, the reduction is the result of reduced interest income, partially offset by sub-lease income from a portion of the Company's facilities. The Company expects interest income to decrease as it continues to use cash in its operations.

                           PART II OTHER INFORMATION




Item 1.  Legal Proceedings


For a description of a suit filed by a shareholder of the Company on March 14, 1994 in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company, four current and former directors and four other officers, former officers or employees of the Company in an action captioned Jacobson, et al v. Somanetics Corporation, et al, see Note 5 of Notes to Financial Statements included in Part I of this Report, which description is incorporated in this
Item 1 by reference.

For a description of a suit filed by another shareholder of the Company on April 25, 1994 in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company and Gary D. Lewis, the Company's former Chairman, in an action captioned Benjamin Langford v. Somanetics Corporation and Gary D. Lewis, see
Note 5 of Notes to Financial Statements included in Part I of this Report, which description is incorporated in this Item 1 by reference.

As described in Note 5, at a hearing on June 28, 1996, the court stated on the record that it would approve the Stipulation And Agreement of Compromise And Understanding, regarding the settlement of the Jacobson action, and certify the class. As of the date of this filing, the court has not yet issued a final judgment approving the settlement, although the Company expects it will. However, approximately 11 persons, including Benjamin Langford, have opted out of the Jacobson action and this settlement and, are not barred by the settlement from pursuing their own claims against the Company. Mr. Langford's action is still pending against the Company, although it is no longer a class action. A hearing on the Company's motion to dismiss the action is scheduled for July 17, 1996.


Item 4. Submission of Matters to a Vote of Security Holders


The Annual Meeting of Shareholders of the Company was held on May 21, 1996. At the Annual Meeting, Daniel S. Follis and James I. Ausman, M.D., Ph.D. were elected as Directors of the Company, and the terms of office of Bruce J. Barrett, H. Raymond Wallace and Gary D. Lewis as Directors of the Company continued after the meeting. 12,866,877 votes were cast for Mr. Follis' election and 236,100 votes were withheld from Mr. Follis' election. 12,976,477 votes were cast for Dr. Ausman's election, and 124,520 votes were withheld from Dr. Ausman's election. There were no abstentions or broker non-votes in connection with the election of the Directors at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

                  10.1 Amendment to Side Letter, dated June 18, 1996 among
                       Somanetics Corporation, Rauscher Pierce & Clark Ltd. and Rauscher Pierce & Clark, Inc.

                  27.1 Financial Data Schedule

     (b) Reports on Form 8-K

         The Company filed a Form 8-K, dated April 3, 1996, to announce under
         Item 5 that it had completed the placement of 571,200 Units, at a price $2.50 per Unit, for gross proceeds of $1,428,000 through an offering complying with Regulation S under the Securities Act of 1933, as amended (the "Act"). Each Unit consists of two newly-issued Common Shares, par value $0.01 per share, and one warrant to purchase one Common Share.

         The Warrants are immediately exercisable and transferable separately from the Common Shares. Each Warrant entitles the holder to purchase one Common Share at an initial exercise price of $1.75 per share, subject to adjustment, at any time through April 1, 2001, unless earlier redeemed. The Warrants are redeemable for $0.01 by the Company at any time after July 2, 1996, if certain conditions are met.

         The Company also announced that it had granted the placement agent warrants to purchase 114,240 Common Shares at $1.25 per share exercisable during the four-year period beginning April 2, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Somanetics Corporation
                                           ----------------------------------
                                                       (Registrant)





Date:    July 10, 1996                     By: /s/  Raymond W. Gunn
      --------------------                 ----------------------------------
                                           Raymond W. Gunn
                                           Executive Vice President and Chief
                                           Financial Officer (Duly Authorized
                                           and Principal Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT                          DESCRIPTION                             PAGE

10.1            Amendment to Side Letter, dated June 18, 1996 among       28
                Somanetics Corporation, Raucher Pierce & Clark Limited and Rauscher Pierce & Clark, Inc.

27.1            Financial Data Schedule                                   30