Form 10-Q
period 1996-08-31
SOMANETICS CORP
filed 1996-10-11
CIK 704328

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended AUGUST 31, 1996

                                       OR


( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                to
                                       ----------------   -------------



                         Commission file number 0-19095

                            SOMANETICS  CORPORATION
             (Exact name of registrant as specified in its charter)


          MICHIGAN                                      38-2394784
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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

                        Yes     X           No
                           ------------       ------------

       Number of common shares outstanding at October 3, 1996: 19,185,101

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                                    August 31,    November 30,
                                                                       1996           1995
ASSETS                                                             ------------  --------------
                                                                   (Unaudited)     (Audited)
CURRENT ASSETS:
  Cash and cash equivalents........................................  $   829,008     $   941,426
  Accounts receivable, net of allowance for doubtful accounts of $0
    at August 31, 1996 and $194,000 at November 30, 1995...........      314,133         443,859
  Inventory........................................................      991,960         936,421
  Prepaid expenses.................................................       43,352          72,161
                                                                     -----------     -----------
    Total current assets...........................................    2,178,453       2,393,867
                                                                     -----------     -----------
PROPERTY AND EQUIPMENT (at cost):
  Machinery and equipment..........................................      452,158         412,217
  Furniture and fixtures...........................................      192,749         193,339
  Leasehold improvements...........................................      166,770         166,770
                                                                     -----------     -----------
    Total..........................................................      811,677         772,326
  Less accumulated depreciation and amortization...................     (726,810)       (685,835)
                                                                     -----------     -----------
    Net property and equipment.....................................       84,867          86,491
                                                                     -----------     -----------
OTHER ASSETS:
  Note receivable - related party..................................      202,125         190,240
  Patents and trademarks, net......................................       80,857          86,041
  Other............................................................      129,201         104,616
                                                                     -----------     -----------
    Total other assets.............................................      412,183         380,897
                                                                     -----------     -----------
TOTAL ASSETS.......................................................  $ 2,675,503     $ 2,861,255
                                                                     ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................................  $   262,143     $   131,401
  Accrued liabilities..............................................       32,263         416,356
                                                                     -----------     -----------
  Total current liabilities........................................      294,406         547,757
                                                                     -----------     -----------
COMMITMENTS AND CONTINGENCIES......................................       --             --
REDEEMABLE CONVERTIBLE PREFERRED SHARES............................       --              19,843
SHAREHOLDERS' EQUITY:
  Preferred shares, authorized, 1,000,000 shares of $.01 par value;
    no shares issued or outstanding................................       --             --
  Common shares, authorized, 30,000,000 shares of $.01 par
    value; issued and outstanding, 19,154,118 and 17,768,552
    shares at August 31, 1996 and November 30, 1995,
    respectively...................................................      191,543         177,687
  Additional paid-in capital.......................................   30,679,632      29,023,318
  Deficit accumulated during the development stage.................  (28,490,078)    (26,907,350)
                                                                     -----------     -----------
    Total shareholders' equity.....................................    2,381,097       2,293,655
                                                                     -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................  $ 2,675,503     $ 2,861,255
                                                                     ===========     ===========

                      See notes to financial statements

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF LOSS
                                  (UNAUDITED)



                                                                                                           Cumulative
                                                                                                         for the Period
                                                                                                        January 15, 1982
                                                 Three Months                    Nine Months           (Date of Inception)
                                                Ended August 31,               Ended August 31,                To
                                         ---------------------------     ----------------------------       August 31,
                                             1996           1995             1996             1995            1996
                                         -----------     -----------     -----------      -----------  ------------------
REVENUES:
 Net Sales.............................  $    99,541     $   171,652     $   699,006      $ 1,078,277     $  5,649,738
 Research and development activities...          --             --              --               --            122,500
                                         -----------     -----------     -----------      -----------     ------------
  Total revenues.......................       99,541         171,652         699,006        1,078,277        5,772,238
COST OF SALES..........................       67,700          93,192         327,151          524,208        2,569,266
                                         -----------     -----------     -----------      -----------     ------------
GROSS MARGIN...........................       31,841          78,460         371,855          554,069        3,202,972
                                         -----------     -----------     -----------      -----------     ------------
OPERATING EXPENSES:
 Research, development, and
    engineering........................       44,685          50,232         147,353          240,796        7,916,910
 Selling, general and administrative...      678,766         923,150       1,878,482        2,774,069       24,518,265
                                         -----------     -----------     -----------      -----------     ------------
  Total operating expenses.............      723,451         973,382       2,025,835        3,014,865       32,435,175
                                         -----------     -----------     -----------      -----------     ------------
OPERATING LOSS.........................     (691,610)       (894,922)     (1,653,980)      (2,460,796)     (29,232,203)
                                         -----------     -----------     -----------      -----------     ------------
OTHER INCOME (EXPENSE):
 Interest income.......................       19,569          20,425          51,980           71,867        1,111,525
 Interest expense......................         --              --              --               (772)        (231,225)
 Other.................................        8,099           1,066          19,272            1,991         (118,333)
                                         -----------     -----------     -----------      -----------     ------------
  Total other income...................       27,668          21,491          71,252           73,086          761,967
                                         -----------     -----------     -----------      -----------     ------------
NET LOSS...............................  $  (663,942)    $  (873,431)    $(1,582,728)     $(2,387,710)    $(28,470,236)
                                         ===========     ===========     ===========      ===========     ============

NET LOSS PER COMMON SHARE..............  $      (.03)    $      (.05)    $      (.09)     $      (.14)    $      (4.07)
                                         -----------     -----------     -----------      -----------     ------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING..............   19,109,288      17,067,465      18,365,476       16,536,516        6,986,968
                                         ===========     ===========     ===========      ===========     ============

                       See notes to financial statements

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)
                                    (1 OF 2)




                                                                                PRICE
                                                                                 PER                         SHARE
                                                                    DATE        SHARE         SHARES         VALUE
                                                                    ----        -----         ------         -----
ISSUANCE OF COMMON SHARES:

  For shareholders' contributions of test equipment .........  January, 1982     $ 0.032      830,376       $ 8,304
  For cash ..................................................  July, 1982          1.31        78,345           783
  Net loss from January 15, 1982 (date of inception)
     to November 30, 1982 ...................................
                                                                                            ---------       -------
Balance at November 30, 1982 ................................                                 908,721         9,087

  For cash ..................................................  December, 1982      1.31        39,172           392
  For services ..............................................  January, 1983       1.31        15,669           157
  For cash, less issuance costs of $5,863 ...................  July, 1983          2.62       116,243         1,162
  For services ..............................................  November, 1983      2.62         7,834            78
  Net loss for the year ended November 30, 1983 .............
                                                                                            ---------       -------
Balance at November 30, 1983 ................................                               1,087,639        10,876

  For cash, less issuance costs                                December, 1983-
     of $7,735 ..............................................  April, 1984         2.62       194,212         1,943
  For patents ...............................................  February, 1984      2.62        48,944           489
  For cash ..................................................  November, 1984      3.51        37,303           373
  Net loss for the year ended November 30, 1984 .............
                                                                                            ---------       -------
Balance at November 30, 1984 ................................                               1,368,098        13,681

  For cash, less issuance costs                                December, 1984-
     of $3,726 ..............................................  June, 1985          3.51       130,292         1,303
  For cash ..................................................  November, 1985      7.02       144,838         1,448
  Net loss for the year ended November 30, 1985 .............
                                                                                            ---------       -------
Balance at November 30, 1985 ................................                               1,643,228        16,432

  Exercise of stock options for cash ........................  December, 1985      3.51         7,834            79
  For cash ..................................................  January, 1986       7.02       104,442         1,044
  Net loss for the year ended November 30, 1986 .............
                                                                                            ---------       -------
Balance at November 30, 1986 ................................                               1,755,504        17,555

  For cash, less issuance costs                                March, 1987-
     of $9,500 ..............................................  September, 1987     5.11       103,591         1,036
  Net loss for the year ended November 30, 1987 .............
                                                                                            ---------       -------
Balance at November 30, 1987 ................................                               1,859,095        18,591

  For cash, less issuance costs                                February, 1988-
     of $10,500 .............................................  April, 1988         5.11        32,905           329
  Net loss for the year ended November 30, 1988 .............
                                                                                            ---------       -------
Balance at November 30, 1988 ................................                               1,892,000        18,920

  For cash and the exchange of debt                            January, 1989-
     due a shareholder ......................................  July, 1989          5.11        45,244           452
  Net loss for the year ended November 30, 1989 .............
                                                                                            ---------       -------
Balance at November 30, 1989 ................................                               1,937,244        19,372

  For services ..............................................  August, 1990        5.11        47,006           471
  Net loss for the year ended November 30, 1990 .............
                                                                                            ---------       -------
Balance at November 30, 1990 ................................                               1,984,250        19,843

  For cash, less issuance costs of $1,630,241 ...............  March, 1991         2.00     3,600,000        36,000
  Unit Purchase Option ......................................  March, 1991
  Redeemable Convertible Preferred Stock dividend ...........  April, 1991
  For cash, less issuance costs of $126,900 .................  April, 1991         2.00       540,000         5,400
  Net loss for the year ended November 30, 1991 .............
                                                                                            ---------       -------
Balance at November 30, 1991 ................................                               6,124,250       $61,243

                                                                                                       TOTAL
                                                                  ADDITIONAL        ACCUM-         SHAREHOLDERS'
                                                                   PAID-IN          ULATED            EQUITY
                                                                   CAPITAL          DEFICIT        (DEFICIENCY)
                                                                  ----------        -------        ------------
ISSUANCE OF COMMON SHARES:

  For shareholders' contributions of test equipment .........    $    18,196     $    -           $      26,500
  For cash ..................................................        101,217                            102,000
  Net loss from January 15, 1982 (date of inception)
     to November 30, 1982 ...................................                       (107,083)          (107,083)
                                                                 -----------     ------------     -------------
Balance at November 30, 1982 ................................        119,413        (107,083)            21,417

  For cash ..................................................         50,608                             51,000
  For services ..............................................         20,343                             20,500
  For cash, less issuance costs of $5,863 ...................        297,139                            298,301
  For services ..............................................         20,422                             20,500
  Net loss for the year ended November 30, 1983 .............                       (291,986)          (291,986)
                                                                 -----------     ------------     -------------
Balance at November 30, 1983 ................................        507,925        (399,069)           119,732

  For cash, less issuance costs
     of $7,735 ..............................................        498,503                            500,446
  For patents ...............................................        127,580                            128,069
  For cash ..................................................        130,563                            130,936
  Net loss for the year ended November 30, 1984 .............                       (700,380)          (700,380)
                                                                 -----------     ------------     -------------
Balance at November 30, 1984 ................................      1,264,571      (1,099,449)           178,803

  For cash, less issuance costs
     of $3,726 ..............................................        452,312                            453,615
  For cash ..................................................      1,015,352                          1,016,800
  Net loss for the year ended November 30, 1985 .............                       (559,871)          (559,871)
                                                                 -----------     ------------     -------------
Balance at November 30, 1985 ................................      2,732,235      (1,659,320)         1,089,347

  Exercise of stock options for cash ........................         27,421                             27,500
  For cash ..................................................        732,157                            733,201
  Net loss for the year ended November 30, 1986 .............                     (1,222,772)        (1,222,772)
                                                                 -----------     ------------     -------------
Balance at November 30, 1986 ................................      3,491,813      (2,882,092)           627,276

  For cash, less issuance costs
     of $9,500 ..............................................        518,364                            519,400
  Net loss for the year ended November 30, 1987 .............                     (1,143,081)        (1,143,081)
                                                                 -----------     ------------     -------------
Balance at November 30, 1987 ................................      4,010,177      (4,025,173)             3,595

  For cash, less issuance costs
     of $10,500 .............................................        157,171                            157,500
  Net loss for the year ended November 30, 1988 .............                       (352,311)          (352,311)
                                                                 -----------     ------------     -------------
Balance at November 30, 1988 ................................      4,167,348      (4,377,484)          (191,216)

  For cash and the exchange of debt
     due a shareholder ......................................        230,548                            231,000
  Net loss for the year ended November 30, 1989 .............                       (446,642)          (446,642)
                                                                 -----------     ------------     -------------
Balance at November 30, 1989 ................................      4,397,896      (4,824,126)          (406,858)

  For services ..............................................        239,529                            240,000
  Net loss for the year ended November 30, 1990 .............                     (1,328,518)        (1,328,518)
                                                                 -----------     ------------     -------------
Balance at November 30, 1990 ................................      4,637,425      (6,152,644)        (1,495,376)

  For cash, less issuance costs of $1,630,241 ...............      5,533,759                          5,569,759
  Unit Purchase Option ......................................            120                                120
  Redeemable Convertible Preferred Stock dividend ...........                        (19,843)           (19,843)
  For cash, less issuance costs of $126,900 .................        947,700                            953,100
  Net loss for the year ended November 30, 1991 .............                     (2,058,493)        (2,058,493)
                                                                 -----------     ------------     -------------
Balance at November 30, 1991 ................................    $11,119,004     $(8,230,980)     $   2,949,267


                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)
                                    (2 OF 2)



                                                                                PRICE
                                                                                 PER                         SHARE
                                                                    DATE        SHARE         SHARES         VALUE
                                                                    ----        -----         ------         -----

Balance at November 30, 1991.................................                               6,124,250      $ 61,243

  Exercise of Class A Warrants for cash,                       December, 1991-
     less issuance costs of $702,917 ........................  May, 1992           3.00     4,139,000        41,390
                                                               February, 1992-
  Exercise of Class B Warrants for cash .....................  November, 1992      4.00        34,055           341
                                                               July, 1992-         2.00-
  Exercise of stock options for cash ........................  November, 1992      2.19        30,100           301
  Net loss for year ended November 30, 1992 .................
                                                                                           ----------      --------
Balance at November 30, 1992 ................................                              10,327,405       103,275

                                                               December, 1992-
  Exercise of Class B Warrants for cash .....................  October, 1993       4.00        29,766           298
                                                               March, 1993-
  Exercise of Class M Warrants for cash .....................  October, 1993       1.00       600,179         6,002

                                                               March, 1993-        2.00-
  Exercise of Stock Options for cash ........................  September, 1993     4.38         3,100            31
  Exercise of Unit Purchase
     Options and Underlying Class A Warrants                   May, 1993-          3.00-
     for cash ...............................................  October, 1993       3.30        10,002           100
  Net loss for the year ended November 30, 1993 .............
                                                                                           ----------      --------
Balance at November 30, 1993 ................................                              10,970,452       109,706

  For cash, less issuance costs of $490,790 .................  August, 1994        0.80     5,297,000        52,970
  Exercise of Stock Options for Cash.........................  November, 1994      1.63-
                                                                                   3.59           100             1
  Net loss for the year ended November 30, 1994 .............
                                                                                           ----------      --------
Balance at November 30, 1994 ................................                              16,267,552       162,677

  Exercise of Stock Options for Cash ........................  February, 1995      0.84         1,000            10
  For cash, less issuance costs of $282,475 .................  July, 1995          1.25     1,500,000        15,000

  Net loss for the year ended November 30, 1995 .............
                                                                                           ----------      --------
Balance at November 30, 1995 ................................                              17,768,552       177,687

  Exercise of Stock Options for Cash ........................  January, 1996       0.84        20,000           200
                                                               February, 1996      0.84-       46,666           467
                                                                                   1.00
  For cash, less issuance costs of $143,587 .................  April, 1996         1.25     1,142,400        11,424
  Exercise of Stock Options for Cash ........................  May, 1996           1.33         7,800            78
  Exercise of Stock Options for Cash ........................  June, 1996           .84-        2,700            27
                                                                                   1.47

  Exercise of Warrants for Cash .............................  June, 1996-         1.75-      166,000         1,660
                                                               July, 1996          2.00
  Net loss for the nine month period ended
    August 31, 1996 .........................................
                                                                                           ----------      --------

Balance at August 31, 1996 ..................................                              19,154,118      $191,543
                                                                                           ==========      ========

                                                                                                       TOTAL
                                                                  ADDITIONAL        ACCUM-         SHAREHOLDERS'
                                                                   PAID-IN          ULATED            EQUITY
                                                                   CAPITAL          DEFICIT        (DEFICIENCY)
                                                                  ----------        -------        ------------
Balance at November 30, 1991.................................     $11,119,004     $ (8,230,980)     $ 2,949,267

  Exercise of Class A Warrants for cash,
     less issuance costs of $702,917 ........................      11,672,693                        11,714,083

  Exercise of Class B Warrants for cash .....................         135,879                           136,220

  Exercise of stock options for cash ........................          65,774                            66,075
  Net loss for year ended November 30, 1992 .................                       (5,390,637)      (5,390,637)
                                                                  -----------     -------------     -----------
Balance at November 30, 1992 ................................      22,993,350      (13,621,617)       9,475,008


  Exercise of Class B Warrants for cash .....................         118,766                           119,064

  Exercise of Class M Warrants for cash .....................         594,177                           600,179


  Exercise of Stock Options for cash ........................          13,119                            13,150
  Exercise of Unit Purchase
     Options and Underlying Class A Warrants
     for cash ...............................................          31,406                            31,506
  Net loss for the year ended November 30, 1993 .............                       (6,135,830)      (6,135,830)
                                                                  -----------     -------------     -----------
Balance at November 30, 1993 ................................      23,750,818      (19,757,447)       4,103,077

  For cash, less issuance costs of $490,790 .................       3,693,840                         3,746,810
  Exercise of Stock Options for Cash.........................
                                                                          201                               202
  Net loss for the year ended November 30, 1994 .............                       (4,331,500)      (4,331,500)
                                                                  -----------     -------------     -----------
Balance at November 30, 1994 ................................      27,444,859      (24,088,947)       3,518,589

  Exercise of Stock Options for Cash ........................             834                               844
  For cash, less issuance costs of $282,475 .................       1,577,625                         1,592,625

  Net loss for the year ended November 30, 1995 .............                       (2,818,403)      (2,818,403)
                                                                  -----------     -------------     -----------
Balance at November 30, 1995 ................................      29,023,318      (26,907,350)       2,293,655

  Exercise of Stock Options for Cash ........................          16,675                            16,875
                                                                       44,116                            44,583


  For cash, less issuance costs of $143,587 .................       1,272,989                         1,284,413
  Exercise of Stock Options for Cash ........................          10,261                            10,339
  Exercise of Stock Options for Cash ........................           3,283                             3,310


  Exercise of Warrants for Cash .............................         308,990                           310,650

  Net loss for the nine month period ended
    August 31, 1996 .........................................                       (1,582,728)      (1,582,728)
                                                                  -----------     -------------     -----------

Balance at August 31, 1996 ..................................     $30,679,632     $(28,490,078)     $ 2,381,097
                                                                  ===========     =============     ===========


                       See notes to financial statements

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                                                                  Cumulative
                                                                                                                for the Period
                                                                                                               January 15, 1982
                                                                                    Nine Months               (Date of Inception)
                                                                                  Ended August 31,                    to
                                                                          --------------------------------         August 31,
                                                                              1996                 1995              1996
                                                                          -----------          -----------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...............................................................  $(1,582,728)         $(2,387,710)       $(28,470,236)
 Adjustments to reconcile net loss to net cash used in operations:
   Depreciation and amortization........................................       47,530              113,028             810,517
   Expenses paid through the issuance of common shares..................       --                   --                 408,068
   Loss on disposal of property.........................................       --                   --                  44,861
   Changes in assets and liabilities:
     Accounts receivable (increase) decrease............................      129,726               72,552            (314,133)
     Inventory (increase)...............................................      (55,539)             (43,556)           (991,960)
     Prepaid expenses (increase) decrease...............................       28,809               19,713             (43,352)
     Other assets (increase)............................................      (24,585)             (16,793)           (239,933)
     Accounts payable increase..........................................      130,742               10,926             262,143
     Accrued liabilities increase (decrease)............................     (384,093)              27,707              32,263
                                                                          -----------          -----------        ------------
      Net cash (used in) operations.....................................   (1,710,138)          (2,204,132)        (28,501,762)
                                                                          -----------          -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities.....................................       --                   --             (12,166,540)
 Proceeds from sale of marketable securities............................       --                1,564,826          12,166,540
 Acquisition of property and equipment (net)............................      (40,722)             (18,157)           (882,869)
 Disbursement or accrual for note receivable - related party............      (11,885)             (11,083)           (202,125)
                                                                          -----------          -----------        ------------
      Net cash (used in) provided by investing activities...............      (52,607)           1,535,586          (1,084,994)
                                                                          -----------          -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of Common Shares................................    1,670,170            1,589,564          30,435,607
 Redemption of Convertible Preferred Shares.............................      (19,843)              --                 (19,843)
 Proceeds from issuance of notes payable and long-term debt.............       --                   --               2,515,223
 Repayments of notes payable and long-term debt.........................       --                  (30,000)         (2,515,223)
                                                                          -----------          -----------        ------------
      Net cash provided by financing activities.........................    1,650,327            1,559,564          30,415,764
                                                                          -----------          -----------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................................................     (112,418)             891,017             829,008
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD..............................................................      941,426              840,245              --
                                                                          -----------          -----------        ------------
CASH AND CASH EQUIVALENTS, END
 OF PERIOD..............................................................  $   829,008          $ 1,731,262        $    829,008
                                                                          ===========          ===========        ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
 See Statements of Shareholders' Equity (Deficiency) for details of shares issued in exchange for noncash consideration.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest for the nine-month periods ended August 31, 1996 and 1995 approximated $0 and $800, respectively.


                      See notes to financial statements.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST 31, 1996


1. ORGANIZATION AND OPERATIONS

Somanetics Corporation (the "Company") is a Michigan corporation formed in January 1982 to develop, manufacture and market processor-based medical diagnostic and patient monitoring equipment. The equipment utilizes the Company's "In Vivo Optical Spectroscopy," or "INVOS(R)" technology to provide analyses of human blood and tissue. The Company is in the development stage and has incurred research, product development and other expenses involved in designing, developing, marketing and selling its products, as well as devoting efforts to raising capital.

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

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except those described in Note
5 and those not material to the Company's financial condition. Operating results for the nine-month period ended August 31, 1996, are not necessarily indicative of the results that may be expected for the year ending November 30, 1996, although the Company expects to continue to incur operating losses for the foreseeable future. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended November 30, 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

The Company is in the development stage and, accordingly, has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $28,490,078 through August 31, 1996. The Company had working capital of $1,884,047, cash and cash equivalents of $829,008, total current liabilities of $294,406 and shareholders' equity of $2,381,097, as of August 31, 1996.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST 31, 1996



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

The Company currently is marketing Cerebral Oximeters and SomaSensors in 25 foreign countries, with sales in 13 countries in the first nine months of 1996. The Company expects to begin marketing the Cerebral Oximeter in other countries after complying with each country's local laws. The Company began marketing the Cerebral Oximeter in the United States on a limited basis in the third quarter; most of the third quarter was devoted to product introduction activities and replacing existing Cerebral Oximeters with the INVOS 3100A Cerebral Oximeter. Product introduction activities, including engaging United States distributors and hiring direct sales personnel, are expected to continue into the fourth quarter. There can be no assurance that sales will continue or increase as a result of such marketing efforts, or that, even if they increase, they will provide sufficient cash to fund the Company's operations or make the Company profitable.

As of August 31, 1996 the Company had 21 employees and four consultants. The Company expects to hire 16 additional employees before the end of the fiscal year, 12 in Sales and Marketing (three of whom have been hired), 1 in Research and development (who has been hired), 2 in Manufacturing and Quality Control (both of whom have been hired) and 1 in Administration. The Company expects to incur these expenses before receiving substantially increased proceeds from sales of its products, and such expenses will continue even if revenues do not increase. Therefore, in the short-run, they are expected to increase the Company's net losses.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST 31, 1996



Management believes that markets exist for the products the Company has developed; however, there is an inherent uncertainty associated with the success of such new products. The likelihood of success of the Company must be considered in view of the Company's limited resources and current financial condition, the problems and expenses frequently encountered in connection with formation of a new business, the ability to raise new funds, the development and application of new technology, and the competitive environment in which the Company intends to operate.

The net proceeds from previous sales of securities were sufficient to fund the Company's working capital requirements into the third quarter ended August 31, 1996. Current sales are not sufficient to fund operations. On April 2, 1996, the Company completed the placement of 571,200 Units, at a price of $2.50 per Unit, for gross proceeds of $1,428,000, through an offering complying with Regulation S under the Securities Act of 1933, as amended. The net proceeds to the Company, after deducting the placement agents' fee and the expenses of the offering, were approximately $1,284,000. Each Unit consists of two newly-issued Common Shares, par value $0.01 per share, and one warrant to purchase one Common Share.

The Warrants are immediately exercisable and transferable separately from the Common Shares. Each Warrant entitles the holder to purchase one Common Share at an initial exercise price of $1.75 per share, subject to adjustment, at any time through April 1, 2001, unless earlier redeemed. The Warrants are redeemable for $0.01 by the Company at any time if certain conditions are met. The Company also granted the placement agent warrants to purchase 114,240 Common Shares at $1.25 per share exercisable during the four-year period beginning April 2, 1997.

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

Also during the third quarter, the Company received net proceeds of $313,961 from the exercise of various outstanding warrants and stock options.

Effective February 28, 1996, the Company redeemed all of its outstanding Convertible Preferred Shares for $.01 per share at a total redemption cost to the Company of approximately $19,843, and instead of the Convertible Preferred Shares formerly issuable

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST 31, 1996



upon the exercise of certain options, the Company will pay $.01 to the person exercising such options for each Convertible Preferred Share otherwise receivable.

The Company believes that the cash and cash equivalents on hand at August 31, 1996 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the fourth quarter of fiscal 1996. By that time the Company will be required to raise additional cash either through additional sales of products, through sales of securities, by incurring additional indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to further reduce or discontinue its operations.

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

The Company does not believe that product sales will be sufficient to fund the Company's operations in the fourth quarter ending November 30, 1996.

In September 1996, the Company received approximately, $29,400 from the exercise of the remaining 30,983 outstanding Class M Warrants.

The Company proposes to offer up to 1,500,000 Common Shares, par value $.01 a share, in an offering complying with Regulation S under the Securities Act of 1933, as amended (the "Act"). The Common Shares offered will not be registered under the Act and may not be offered or sold in the United States or to a U.S. person absent registration or an applicable exemption from the registration requirements. However, such sales are subject to negotiation of definitive agreements and the identification of sufficient interested buyers. There can be no assurance that the Company will be able to raise additional cash.

As of August 31, 1996, there were 4,075,179 redeemable Class B Warrants and 5,001 non-redeemable Class B Warrants outstanding, all exercisable at $3.89 per share, subject to adjustment. On September 13, 1996, the Company announced the extension of the redemption date for its redeemable Class B Warrants, and the expiration date for its non-redeemable Class B Warrants, to November 14, 1996. Any Class B Warrants which have not been exercised before November 14, 1996 will no longer be exercisable to purchase Common Shares. Holders of Class B Warrants will have no further rights beyond November 14, 1996, except to receive, upon surrender of the Class B Warrant certificates evidencing redeemed

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST 31, 1996

Class B Warrants, payment of the redemption price of $.05 for each redeemable Class B Warrant outstanding and not already exercised as of November 14, 1996. There can be no assurance that additional Class B Warrant holders will exercise their Warrants and it is unlikely they will do so as long as the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of the Class B Warrants, to extend the redemption date or both. If the proposed offering of Common Shares (described above) is successful and if the Company determines not to further extend the redemption date of its Class B Warrants, the Company expects to use a portion of the proceeds of that offering to redeem its outstanding Class B Warrants.

Also as of August 31, 1996, there were 604,000 redeemable warrants outstanding, exercisable at $2.00 a share until July 13, 2000, and 551,200 redeemable warrants outstanding exercisable at $1.75 a share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of October 1, 1996. Between June 1, 1996 and July 12, 1996, 146,000 of the warrants exercisable at $2.00 a share and 20,000 of the warrants exercisable at $1.75 a share had been exercised. There can be no assurance that additional warrants will be exercised and it is unlikely that they will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

Effective March 19, 1996, all outstanding Unit Purchase Options expired. None of the Unit Purchase Options had been exercised between December 1, 1995 and March 19, 1996.

The Company has no commitments for additional loans.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory is stated at the lower of cost or market on a first-in, first-out
(FIFO) basis.  Inventory consists of:

                      August 31, 1996  November 30, 1995
                      ---------------  -----------------
Finished goods               $455,343           $516,420
Work in process               305,412            219,076
Purchased components          231,205            200,925
                             --------           --------
Total                        $991,960*          $936,421
                             ========           ========

* Net of an approximately $153,000 reserve for obsolete and excess inventory.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST 31, 1996

Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $30,876 and $25,692 at August 31, 1996 and November 30, 1995, respectively.

Loss Per Common Share is computed using the weighted average number of Common Shares outstanding during each period. Common Shares issuable under stock options and warrants have not been considered in the computation of the net loss per Common Share because such inclusion would be antidilutive.

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                               August 31, 1996  November 30, 1995
                               ---------------  -----------------
Professional fees                     $ 17,391           $ 75,702
Warranty                                13,651             15,000
Insurance                                3,122
Product Upgrades                        32,848            149,954
Shareholder Lawsuits (Note 5)          (34,719)           144,717
Other                                       -              30,983
                                      --------           --------
Total                                 $ 32,263           $416,356
                                      ========           ========

For a description of the change in the reserve for product upgrades, see Note
5.

5. COMMITMENTS AND CONTINGENCIES

Before the Company received FDA clearance to market the Cerebral Oximeter in the United States, several domestic distributors of the INVOS Cerebral Oximeter expressed their desire to terminate their distributor agreements with the Company. The Company does not believe that their distributor agreements require it to accept returns of products sold to distributors in connection with a termination of the distribution agreement. The Company, however, reserved $194,000 at November 30, 1995, for the uncollectibility of accounts receivable from such distributors.

The Company terminated 11 of its 15 domestic distributors in fiscal 1996.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST 31, 1996

Because of the significant change in the composition of the Company's U.S. distributors, the change in the product being marketed by the U.S. distributors (the INVOS 3100A, rather than the INVOS 3100), and the changed terms and conditions applicable to the new and continuing distributors, the Company wrote off substantially all of its receivables from domestic distributors in exchange for the return of their, and their customers', old INVOS 3100 Cerebral Oximeters and SomaSensors.

Additionally, in the third quarter ended August 31, 1996, the Company reversed its reserves for the extra cost of exchanging new INVOS 3100A Cerebral Oximeters with such persons for their old devices, for the costs of upgrading the old devices for resale and for the cost of replacing SomaSensors recalled in 1993.

Additional distributors might terminate their agreements with the Company or be terminated by the Company. Distributor terminations may increase the Company's costs. There can be no assurance that the Company will be able to replace distributors desiring to terminate their distribution agreements, engage distributors or direct sales employees in additional territories, or retain its existing distributors. The Company's inability to retain distributors or engage replacement distributors or direct sales employees could have a material adverse effect on its ability to market and sell its product.

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

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST 31, 1996

cannot be reasonably estimated. If the Company must refund all or a significant portion of the sales price for the INVOS 2100, or is exposed to any product liability claims, its financial condition and liquidity could be adversely affected.

The Company has not received any correspondence or inquiries regarding the INVOS 2100 since fiscal 1991, except for a letter dated August 3, 1994, from the FDA warning manufacturers of breast transillumination devices that these devices are in violation of the Federal Food Drug and Cosmetics Act ("the Act") in that their labeling is false or misleading and fails to bear adequate directions for use. The Company responded to the FDA by explaining the INVOS 2100 had not been available for sale by the Company commercially or otherwise since January 1989. The Company has not received any correspondence or inquiries regarding the INVOS 2100 since fiscal 1991 (other than the August 3, 1994 letter from the FDA) and believes the devices currently in the domestic marketplace are no longer being used, based on the manner in which the unit is to be used and the instructions in the user manual. The Company believes no further action is required.

On March 14, 1994, a shareholder of the Company filed suit in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company, four of its present and former directors and four other officers, former officers or employees of the Company in an action captioned Jacobson, et al v. Somanetics Corporation, et al. The plaintiff alleged that various registration statements filed under the Securities Act of 1933, various reports filed under the Securities Exchange Act of 1934 and various annual reports and press releases contained material misstatements and omissions and that the Company and the named officers, former officers and employees of the Company made material misstatements and omissions. The plaintiffs sought recovery pursuant to Sections 11, 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 under the Securities Exchange Act of 1934 and under common law for (i) rescission of their investment and compensation for the lost use of the money invested, (ii) other compensatory damages, (iii) punitive damages in the amount of $10,000,000, (iv) consequential damages, (v) reasonable attorneys' fees, (vi) costs and disbursements and (vii) such other relief as the court may deem just and proper.

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

The Company entered into a Stipulation And Agreement Of Compromise And Understanding (the "Agreement") with counsel for plaintiff Earl J. Jacobson. On July 3, 1996 the court

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST 31, 1996

issued a final judgment approving the Agreement and certifying the class.
The Agreement (along with an understanding with the Company's insurance company) requires the Company to pay $250,000 in cash, less the amount of its legal fees incurred in this action, and the Company's insurance company is required to pay $250,000 in cash, plus the amount the Company has incurred in attorneys' fees. Pursuant to the Agreement, the Company and its insurance company paid an aggregate of $500,000 to an escrow agent in the second quarter ended May 31, 1996. However, approximately 11 persons, including Benjamin Langford, have opted out of the Jacobson action and this settlement and, therefore, are not barred by the settlement from pursuing their own claims against the Company. Mr. Langford's action is still pending against the Company, although it is no longer a class action. The Company's motion to dismiss the Langford action was denied and discovery is proceeding.

The ultimate outcome of the Langford litigation cannot presently be determined. If the Company must pay any additional significant amount to defend or settle the Langford lawsuit or if it must pay a significant judgment in connection with this lawsuit, its financial condition and liquidity could be materially adversely affected, and capital intended for use in the marketing of the Cerebral Oximeter or to develop enhancements to, or product extensions of, the Cerebral Oximeter or other products may have to be reallocated to satisfy any such requirements. In addition, any such expenses will, when incurred, have the effect of increasing the Company's net loss (or decreasing its net income) during the periods in which they are incurred.

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

6. SUBSEQUENT EVENTS

In September 1996, the Company entered into a Master Distribution Agreement with MedLink Europe, an operational services company located in Amsterdam, with offices in other parts of Europe. MedLink helps U.S.-based companies execute their marketing activities throughout Europe, and is expected to provide the Company with sales and marketing support as well as distribution, customer service and technical and product service.

The Company has entered into a Consulting Order with NeuroPhysics Corporation, of Groton, Massachusetts, a research and development company, pursuant to which the Company is supporting NeuroPhysics' research into the feasibility and development of prototypes of four new products. In exchange, NeuroPhysics has granted the Company certain rights in the new products, subject to the rights of the United States Federal government, which is also funding

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST 31, 1996

the research, in the new products and a royalty in favor of NeuroPhysics.
The potential new products are noninvasive, in vivo, near-infrared spectroscopy devices that monitor liver oxygenation for assessing and controlling hemorrahagic shock, locate and assess subdural hematomas in head trauma patients, monitor certain blood gases and monitor fetal cerebral blood oxygenation during labor and delivery. There can be no assurance that the Company will be able to successfully apply the INVOS technology or related technologies in the development of commercially viable products or that competitors will not develop and market similar products before the Company does.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                AUGUST 31, 1996


LIQUIDITY AND CAPITAL RESOURCES

Somanetics Corporation is a development stage company formed to develop, manufacture and market processor-based medical diagnostic and patient monitoring equipment using INVOS(R) technology. Since inception (January 15, 1982), the Company has incurred an accumulated deficit of $28,490,078 through August 31, 1996.

Net cash used in operations during the nine-month period ended August 31, 1996 was approximately $1,710,000. Cash was used primarily to (i) fund the Company's net loss, consisting primarily of selling, general and administrative expenses and research, development and engineering expenses (approximately $1,535,000, net of depreciation and amortization expense), (ii) decrease accrued liabilities (approximately $384,000) primarily as a result of the (a) payment of professional fees, (b) payment of expenses and settlement costs associated with the class action lawsuits, (c) reversal of its reserve to exchange unpaid domestic INVOS 3100 Cerebral Oximeters for new INVOS 3100A's and upgrade the INVOS 3100's received, (d) reversal of its reserve to replace the 1993 recalled domestic SomaSensors, and (e) exchange of paid INVOS 3100's for new INVOS 3100A's, and (iii) increase inventory (approximately $56,000) as a result of increased manufacturing activity in preparation for domestic sales and returns of INVOS 3100's before shipment of replacement INVOS 3100A's.
These uses of cash were partially offset by (i) a decrease in accounts receivable (approximately $130,000) due to reduced sales, and (ii) a $131,000 increase in accounts payable due to increased legal and professional expenses, slower payment of trade payables and increased inventory purchases. Management expects working capital requirements to increase if sales increase.

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

                                AUGUST 31, 1996



price of $1.75 per share, subject to adjustment, at any time through April 1, 2001, unless earlier redeemed. The Warrants are redeemable for $0.01 by the Company at any time after July 2, 1996, if certain conditions are met.

The Company also granted the placement agent warrants to purchase 114,240 Common Shares at $1.25 per share exercisable during the four-year period beginning April 2, 1997.

Between June 1, 1996 and July 12, 1996, 146,000 warrants issued in the Company's 1995 Regulation S offering and exercisable at $2.00 a share, and 20,000 warrants issued in the Company's 1996 Regulation S offering and exercisable at $1.75 a share, were exercised, and the Company paid the placement agent in such offerings a $16,350 fee in connection with those exercises. Also, during the first three quarters of fiscal 1996, the Company has received approximately $75,000 from the exercise of employee stock options.

As of August 31, 1996, the Company had working capital of $1,884,047 and cash and cash equivalents of $829,008.

The Company believes that the cash and cash equivalents on hand at August 31, 1996 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the fourth quarter of fiscal 1996. By that time the Company will be required to raise additional cash either through additional sales of products, through sales of securities, by incurring additional indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

The expected uses of the Company's cash and cash equivalents are based on certain estimates and assumptions made by the Company. Such estimates and assumptions are subject to change as a result of actual experience, and there can be no assurance that actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop enhancements to, and product extensions of, the Cerebral Oximeter, to conduct research and development concerning additional potential applications of INVOS and other technology and for working capital will not be substantially greater than current estimates.

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

                                AUGUST 31, 1996


marketing its products in several foreign countries, including Japan, its largest market outside the United States.

On February 1, 1995, the Company filed a new 510(k) application with the FDA. On October 5, 1995, the Company received a written response from the FDA, stating that the FDA could not determine if the device was substantially equivalent to a legally marketed device, and that the FDA considered the Company's 510(k) submission to be withdrawn. On February 13, 1996, the Company filed the new 510(k) application with the FDA presenting additional information not previously considered by the agency, identifying alternative predicate devices and offering revisions to its product and its labeling. On June 6, 1996, the Company received clearance to market the INVOS Cerebral Oximeter in the United States.

The Company does not believe that product sales will be sufficient to fund the Company's operations in the fourth quarter ending November 30, 1996.

In September 1996, the Company received approximately $29,400 from the exercise of the remaining 30,983 outstanding Class M Warrants.

The Company proposes to offer up to 1,500,000 Common Shares, par value $.01 a share, in an offering complying with Regulation S under the Securities Act of 1933, as amended (the "Act"). The Common Shares offered will not be registered under the Act and may not be offered or sold in the United States or to a U.S. person absent registration or an applicable exemption from the registration requirements. However, such sales are subject to negotiation of definitive agreements and the identification of sufficient interested buyers. There can be no assurance that the Company will be able to raise additional cash.

The Company did not receive any proceeds from the exercise of Class B Warrants during the nine-month period ended August 31, 1996. As of March 31, 1992, the Company gave notice of the redemption of the redeemable Class B Warrants at $.05 per Class B Warrant. The Company has extended the redemption date ten times, most recently to November 14, 1996. Any redeemable Class B Warrants which have not been exercised before November 14, 1996, will no longer be exercisable to purchase Common Shares. Holders of redeemable Class B Warrants will have no further rights beyond November 14, 1996, except to receive, upon surrender of the Class B Warrant certificates evidencing redeemed Class B Warrants, payment of the redemption price of $.05 for each redeemable Class B Warrant outstanding and not already exercised as of November 14, 1996. As of October 1, 1996, the closing sale price of the Common Shares was $2.063. As of August 31, 1996, 4,080,180 Class B Warrants were outstanding, including 5,001 non-redeemable Class B Warrants, each exercisable to purchase one Common Share at $3.89 a share, subject to adjustment. There can be no assurance that additional Class B Warrant holders will exercise their Warrants and it is unlikely that they will do so as long as the exercise price exceeds the market price of the Common Shares. The

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                AUGUST 31, 1996

Company has the right to reduce the exercise price of the Class B Warrants, extend the redemption date, or both. If the proposed offering of Common Shares (described above) is successful and if the Company determines not to further extend the redemption date of its Class B Warrants, the Company expects to use a portion of the proceeds of that offering to redeem its outstanding Class B Warrants. The maximum potential redemption price for the Class B Warrants is $203,759, which the Company will be required to pay in November 1996 if the Class B Warrants are redeemed.

Also as of August 31, 1996, there were 604,000 redeemable warrants outstanding, exercisable at $2.00 a share until July 13, 2000, and 551,200 redeemable warrants outstanding exercisable at $1.75 a share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of October 1, 1996. There can be no assurance that additional warrants will be exercised and it is unlikely that they will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

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

Before the Company received FDA clearance to market the Cerebral Oximeter in the United States, several domestic distributors of the INVOS Cerebral Oximeter expressed their desire to terminate their distributor agreements with the Company. The Company does not believe that their distributor agreements require it to accept returns of products sold to distributors in connection with a termination of the distribution agreement. The Company, however, has reserved $194,000 at November 30, 1995, for the uncollectibility of accounts receivable from such distributors.

The Company terminated 11 of its 15 domestic distributors in fiscal 1996, and plans to have 6 United States distributors for its products and additional employees selling its product directly in the remaining territories. The Company has entered into new distribution agreements with three of its four existing United States distributors on different terms and conditions, including different prices. It expects to add the remaining three

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                AUGUST 31, 1996

distributors and additional direct sales personnel in fiscal 1996. There can be no assurance that the Company will be able to replace its terminated
United States distributors, and any inability to retain distributors or engage replacement distributors could have a material adverse effect on its ability to market and sell its product. Because of the significant change in the composition of the Company's U.S. distributors, the change in the product being marketed by the U.S. distributors (the INVOS 3100A, rather than the INVOS
3100), and the changed terms and conditions applicable to the new and continuing distributors, the Company wrote off substantially all of its receivables from domestic distributors in exchange for the return of their, and their customers', old INVOS 3100 Cerebral Oximeters and SomaSensors (which returns resulted in a $68,000 recovery of bad debts in the third quarter ended August 31, 1996). Because the Company has more INVOS 3100 Cerebral Oximeters that it expects to sell in the next year, the Company accrued a reserve for the value of the devices in excess of one year's supply in the third quarter ended August 31, 1996 (approximately $47,300).

The Company intends to upgrade the returned INVOS 3100 Cerebral Oximeters and sell them in countries that do not require compliance with the standards met by the INVOS 3100A Cerebral Oximeter. In addition, the Company intends to sell (rather than exchange) INVOS 3100A Cerebral Oximeters to United States distributors and customers who had not paid for the INVOS 3100 Cerebral Oximeters they returned to the Company. Therefore, in the third quarter ended August 31, 1996, the Company reversed its $57,200 reserve for the extra cost of exchanging new INVOS 3100A Cerebral Oximeters with such persons for their old devices and for the costs of upgrading the old devices for resale. Continuing distributors and customers who paid for their INVOS 3100 Cerebral Oximeters will be permitted to exchange their old devices for a new one. As a result, each distributor and customer will only pay once and will receive a new model Cerebral Oximeter. The Company also reversed its $27,000 reserve for the cost of replacing SomaSensors recalled in 1993.

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

                                AUGUST 31, 1996


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

The Company entered into a Stipulation And Agreement Of Compromise And Understanding (the "Agreement") with counsel for plaintiff Earl J. Jacobson.
On July 3, 1996 the court issued a final judgement approving the Agreement and certifying the class. The Agreement (along with an understanding with the Company's insurance company) requires the Company to pay $250,000 in cash, less the amount of its legal fees incurred in this action, and the Company's insurance company is required to pay $250,000 in cash, plus the amount the Company has incurred in attorneys' fees. Pursuant to the Agreement, the Company and its insurance company paid an aggregate of $500,000 to an escrow agent in the second quarter ended May 31, 1996. However, approximately 11 persons, including Benjamin Langford, have opted out of the Jacobson action and this settlement and, therefore, are not barred by the settlement from pursuing their own claims against the Company. Mr. Langford's action is still pending against the Company although it is no longer a class action. The Company's motion to dismiss the action was denied and discovery is proceeding.

The ultimate outcome of the Langford litigation cannot presently be determined. If the Company must pay any significant additional amount to defend or settle the Langford lawsuit or if it must pay a significant judgment in connection with this lawsuit, its financial condition and liquidity could be materially adversely affected, and capital intended for use in the marketing of the Cerebral Oximeter or to develop enhancements to, or product extensions of, the Cerebral Oximeter or other products may have to be reallocated to satisfy any such requirements. In addition, any such expenses will, when incurred, have the effect of increasing the Company's net loss (or decreasing its net income) during the periods in which they are incurred.

RESULTS OF OPERATIONS

Since the Company's inception (January 15, 1982) its primary activities have consisted of research and development of the INVOS technology, the INVOS 2100, the INVOS Cerebral Oximeter and the related disposable SomaSensor. The Company is in the development stage and has accumulated losses of $28,470,236.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                AUGUST 31, 1996

For the three and nine-month periods ended August 31, 1996, the Company realized a 24% and a 34% reduction in the respective net losses over the same periods in fiscal 1995. The decrease for the nine-month period is primarily attributable to a 33% reduction in operating expenses, partially offset by a 35% reduction in sales.

During the three-month periods ended August 31, 1996 and 1995, the Company recognized revenues of $99,541 and $171,652, respectively. For the nine-month periods ended August 31, 1996 and 1995, the Company recognized revenues of $699,006 and $1,078,277, respectively. The decrease in sales for the third quarter of 1996, as compared to the third quarter of 1995, is primarily attributable to a more than 20% decrease in the average selling price of Cerebral Oximeters to distributors and lower sales in the European market.
The decrease in sales for the nine-month period was primarily attributable to a more than 20% decrease in the average selling price of Cerebral Oximeters to distributors and reduced shipments to Europe and to Baxter Limited in Japan.

Sales of refurbished units, commercial units and SomaSensors comprised approximately 43%, 26% and 31%, respectively, of the Company's sales in the third quarter of fiscal 1996 and 19%, 45%, and 36%, respectively, of the Company's sales in the third quarter of fiscal 1995. Sales of refurbished units, commercial units and SomaSensors comprised approximately 12%, 70% and 18%, respectively, of the Company's sales in the nine months ended August 31, 1996, and 9%, 74% and 17%, respectively, of the Company's sales in the nine months ended August 31, 1995. All 1995 and approximately 70% (for the third quarter) and approximately 95% (for the first nine months) of 1996 sales were export sales. Two international distributors accounted for approximately 68% and 14%, respectively, of total revenues for the nine months ended August 31, 1996 and three international distributors accounted for approximately 49%, 25% and 9%, respectively, of total revenues for the three months ended August 31, 1996. Two international distributors accounted for approximately 53% and 12%, respectively, of total revenues in the nine months ended August 31, 1995, and two international distributors accounted for approximately 30% and 26%, respectively, of total revenues in the three months ended August 31, 1995.

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

                                AUGUST 31, 1996

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

The Company expects Cerebral Oximeter sales to increase from third quarter 1996 levels, although Baxter Limited is not expected to order again until the first or second quarter of fiscal 1997 and the Company expects to continue to engage its remaining United States distributors and hire direct sales personnel in the fourth quarter of fiscal 1996. The Company expects sales of the disposable SomaSensor to become a larger portion of the Company's revenues in the future after the Company sells a significant number of Cerebral Oximeters to distributors and they are resold to hospitals. No assurance can be given that sales of the Cerebral Oximeter and SomaSensor will provide sufficient cash to fund the Company's operations, and the Company does not believe that product sales will be sufficient to fund the Company's operations in the fourth quarter ending November 30, 1996.

Gross margin as a percentage of revenues for the quarters ended August 31, 1996 and 1995 were approximately 32% and 46%, respectively. Gross margin as a percentage of revenues for the nine-month periods ended August 31, 1996 and 1995 were approximately 53% and 51%, respectively. Gross margin as a percentage of revenues decreased for the quarter ended August 31, 1996 from the fiscal 1995 level, primarily because 43% of total revenues in the three-month period ended August 31, 1996 consisted of sales of refurbished Cerebral Oximeters, which are sold approximately at cost, thereby reducing overall gross margin and an increase in the cost of the SomaSensor, partially offset by an approximately 10% decrease in materials cost for the Cerebral Oximeter. Gross margin as a percentage of revenues increased in the nine-month period ended August 31, 1996 over the same period in 1995 primarily because the materials cost for the oximeter has decreased approximately 10%, partially offset by an increase in the cost of the SomaSensor and increased sales of refurbished Cerebral Oximeters. Excluding sales of refurbished units, gross margins increased slightly over the same period in 1995 primarily as a result of lower material costs for the oximeter, partially offset by lower average selling prices for the Cerebral Oximeter.

The direct and indirect costs to manufacture Cerebral Oximeters are expected to decline as a percentage of sales as and if (i) the Company increases sales, production and volume purchases, and (ii) the Company ceases to incur non-recurring tooling and manufacturing charges. However, the Company expects to incur additional non-recurring tooling costs, manufacturing costs and engineering costs in fiscal 1996 in connection with enhancements to the SomaSensor and the production of the INVOS 3100A Cerebral Oximeter. Any new products or enhancements developed during fiscal 1996 might also increase such costs. In

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                AUGUST 31, 1996

addition, margins might be favorably impacted if direct sales by the Company in the United States increase the Company's average selling price of its products.

The Company incurred research, development and engineering expenses of $44,685 and $50,232 for the fiscal quarters ended August 31, 1996 and 1995, respectively, and $147,353 and $240,796 for the nine-month periods ended August 31, 1996 and 1995, respectively. The decrease for the nine-month period is primarily attributable to an approximately $70,000 charge (in 1995) to engineering expenses for obsolete purchased parts inventory relating to engineering design changes to the Cerebral Oximeter model designed to comply with TUV. The decrease for the three-month period is primarily attributable to one fewer engineer. Research, development and engineering activities in fiscal 1996 consisted primarily of defending the previous 510(k) applications, preparing and filing a new 510(k) application in February 1996, developing improvements to the SomaSensor and completing modifications to the INVOS Cerebral Oximeter requested by the FDA. Such activities in fiscal 1995 consisted primarily of developing improvements to the SomaSensor, evaluating the results of the clinical trials supporting the 510(k) submission (for the nine-month period), preparing and defending the 510(k) application and gaining the CE mark and CSA certification for the INVOS 3100A Cerebral Oximeter (for the nine-month period) and purchasing materials.

Research, development and engineering expenses are expected to increase due to
(i) the hiring of three additional persons in this department since May 31, 1996 to support new projects, and (ii) projects for new product development, testing and possible future marketing. The Company expects to incur research, development and engineering expense to develop and test product extensions of the Cerebral Oximeter for use on newborns in operating rooms and intensive care units, enhancements to the Cerebral Oximeter and other uses of the Company's technology and related technologies. The Company has entered into a Consulting Order with NeuroPhysics Corporation pursuant to which the Company is supporting NeuroPhysics' research into the feasibility and development of prototypes of four new products. See Note 6 of Notes to Financial Statements. The Company expects this order to increase its research and development expenses by approximately $11,000 a month.

Selling, general and administrative expenses for the fiscal quarters ended August 31, 1996 and 1995 totaled $678,766 and $923,150, respectively, and $1,878,482 and $2,774,069 for the nine-month periods ended August 31, 1996 and 1995, respectively. For the three-month period ended August 31, 1996 over the same period in 1995, the decrease is primarily due to a $101,000 reduction in salaries, wages and related expenses, a $75,000 reduction in other fees, a $45,000 reduction in facility expenses, a $68,000 bad debt recovery, a $57,000 reversal of the Cerebral Oximeter exchange and upgrade reserve, a $27,000 reversal of the reserve for replacing SomaSensors recalled in 1993, partially offset by a $47,000 reserve accrued for excess INVOS 3100 Cerebral Oximeters in inventory and a $40,000 increase in selling-related expenses. The decrease for the nine-month period ended August 31, 1996 from the same

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                AUGUST 31, 1996

period in 1995 is primarily due to a $499,000 reduction in salaries, wages and related expenses, a $107,000 reduction in selling-related expenses, a $132,000 reduction in facility expenses, a $104,000 reduction in other fees, a $68,000 bad debt recovery, a $57,000 reversal of the Cerebral Oximeter exchange and upgrade reserve, and a $27,000 reversal of the reserve for replacing SomaSensors recalled in 1993, partially offset by a $47,000 reserve accrued for excess INVOS 3100 Cerebral Oximeters in inventory.

Salaries, wages, and related expenses, including expenses for temporary employees and consulting services, decreased approximately $101,000, or 21%, for the fiscal quarter ended August 31, 1996 over the fiscal quarter ended August 31, 1995, and approximately $499,000, or 34%, for the nine-month period ended August 31, 1996 over the same period in 1995. The decreases for the three- and nine-month periods over the comparable periods in 1995 are primarily attributable to reductions in payroll and related benefits as a result of a reduction in workforce from an average of 25 employees during the periods ended August 31, 1995 to an average of 18-19 employees during the periods ended August 31, 1996, and for the nine-month period, reductions in the incentive compensation accrual and consulting services. The Company has hired 11 employees (and four consultants) since May 31, 1996 and expects to hire 10 additional employees as needed, 9 in Sales and Marketing and 1 in Administration during the remainder of fiscal 1996 which will increase salaries, wages and related expenses in the future. The Company expects to incur these expenses before receiving substantially increased proceeds from sales of its products, and such expenses will continue even if revenues do not increase. Therefore, in the short-run, they are expected to increase the Company's net losses.

Selling expenses, including expenses for travel, entertainment, marketing, clinical research and industry trade show participation, increased approximately $40,000, or 41%, for the fiscal quarter ended August 31, 1996 over the fiscal quarter ended August 31, 1995, and decreased approximately $107,000, or 37%, for the nine-month period ended August 31, 1996 over the same period in 1995. The increase for the three-month period ended August 31, 1996 over the same period in 1995 is primarily attributable to additional distributor support and demonstration units placed in the domestic market place, partially offset by a reduction in clinical research and travel-related expenses associated with training the Company's international distributors.
The decrease for the nine-month period was primarily due to reduced clinical research and travel-expenses associated with training the Company's international distributors and reduced expenses associated with trade show participation. The Company expects selling, marketing, travel, entertainment and trade show expenses to increase in conjunction with resumed marketing in the United States, engaging and training new United States distributors and additional direct sales personnel and supporting existing distributors and increased sales efforts in the international markets. Clinical research expenses are expected to increase as the Company tests product extensions of the Cerebral Oximeter in a clinical setting.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                AUGUST 31, 1996

Monthly office expenses, including lease commitments, supplies, subscriptions and related expenses decreased approximately $45,000, or 34%, for the three-month period ended August 31, 1996, over the same period last year, and approximately $132,000, or 33%, for the nine- month period ended August 31, 1996 over the same period in 1995, primarily due to the reduction in personnel and the expiration of operating lease commitments. The Company expects these expenses to increase as the Company hires additional personnel.

As described in "Liquidity and Capital Resources", in the third quarter ended August 31, 1996, (i) returns of INVOS 3100 Cerebral Oximeters by domestic distributors whose receivables had been written off resulted in a $68,000 recovery of bad debts, (ii) the Company accrued a $47,300 reserve for the value of INVOS 3100 Cerebral Oximeters in excess of one year's supply, (iii) the Company reversed its $57,200 reserve for the extra cost of exchanging new INVOS 3100A Cerebral Oximeters for INVOS 3100 Cerebral Oximeters held by domestic distributors who had not yet paid for their devices, and the cost of upgrading the old devices for a new one, and (iv) the Company reversed its $27,000 reserve for the replacement of SomaSensors recalled in 1993. These amounts are included in Selling, General and Administrative expenses for the third quarter ended August 31, 1996.

Other income, including interest income and expense, increased approximately $6,000 for the three-month period ended August 31, 1996 over the comparable three-month period in fiscal 1995, and decreased approximately $2,000 for the nine-month period ended August 31, 1996 over the comparable nine-month period in fiscal 1995. The increase in the three-month period ended August 31, 1996 over the same period last year, is the result of sub-lease income received on a portion of the Company's facilities, partially offset by a reduction in interest income primarily as a result of the lower balance of cash available for investment. For the nine-month period ended August 31, 1996, the reduction is the result of reduced interest income, partially offset by sub-lease income from a portion of the Company's facilities. The Company expects interest income to decrease as it continues to use cash in its operations, unless its proposed offering of Common Shares is successful, thereby increasing its cash available for investment purposes.

Each of the above statements regarding future revenues or expenses may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and the factors set forth under the caption "Risk Factors" on pages 15-25 of the prospectus included in Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-1 (file no. 33-38438; effective April 4, 1996).

                           PART II OTHER INFORMATION




Item 1.  Legal Proceedings


For a description of the settlement effective July 3, 1996 of a suit filed by a shareholder of the Company on March 14, 1994 in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company, four current and former directors and four other officers, former officers or employees of the Company in an action captioned Jacobson, et al v. Somanetics Corporation, et al, see
Note 5 of Notes to Financial Statements included in Part I of this Report, which description is incorporated in this Item 1 by reference.

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

As described in Note 5, on July 3, 1996, the court issued a final judgement approving the Stipulation And Agreement of Compromise And Understanding, regarding the settlement of the Jacobson action, and certifying the class. However, approximately 11 persons, including Benjamin Langford, have opted out of the Jacobson action and this settlement and, therefore, are not barred by the settlement from pursuing their own claims against the Company. Mr. Langford's action is still pending against the Company, although it is no longer a class action. The Company's motion to dismiss the Langford action was denied and discovery is proceeding.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

                  10.1 Engagement Letter, dated as of
                       September 9, 1996, between Somanetics Corporation and Gruntal & Co., Incorporated.

                  10.2 Consulting Order, dated as of October
                       1, 1996, among Somanetics Corporation and NeuroPhysics Corporation, Hugh F. Stoddart and Hugh A. Stoddart, Ph.D., as Consultants.

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


                                                       Somanetics Corporation
                                                    ----------------------------
                                                            (Registrant)





Date:    October 11, 1996                           By: /s/  Raymond W. Gunn
                                                        -----------------------
                                                    Raymond W. Gunn
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Duly Authorized and
                                                    Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT                          DESCRIPTION
-------                          -----------
10.1                   Engagement Letter, dated as of September
                       9, 1996, between Somanetics Corporation
                       and Gruntal & Co., Incorporated

10.2                   Consulting Order, dated as of October 1,
                       1996, among Somanetics Corporation and
                       NeuroPhysics Corporation, Hugh F. Stoddart and Hugh A. Stoddart, Ph.D., as Consultants

27.1                   Financial Data Schedule