Form 10-K
period 1996-11-30
SOMANETICS CORP
filed 1997-02-05
CIK 704328

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
  [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (fee required)

For the fiscal year ended NOVEMBER 30, 1996 OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (no fee required)

For the transition period from          TO          Commission File No. 0-19095

                             SOMANETICS CORPORATION
             (Exact name of Registrant as specified in its charter)

                 MICHIGAN
(State or other jurisdiction of                          38-2394784
incorporation or organization)              (I.R.S. Employer Identification No.)
   1653 EAST MAPLE ROAD, TROY, MICHIGAN                  48083-4208
 (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (810) 689-3050

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON SHARES, PAR VALUE $.01 PER SHARE
        -------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Shares held by non-affiliates of the Registrant as of January 17, 1997, computed by reference to the closing sale price as reported by Nasdaq on such date, was approximately $25,261,335.

        The number of the Registrant's Common Shares outstanding as of January 17, 1997 was 22,853,514

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders, scheduled to be held March 25, 1997, are incorporated by reference in Part III, if the Proxy Statement is filed no later than March 30, 1997.

                             SOMANETICS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

                               TABLE OF CONTENTS






                                                         PART I
                                                                                                      PAGE
                                                                                                      ----
Item 1.    Business...............................................................................       2
Item 2.    Properties.............................................................................      26
Item 3.    Legal Proceedings......................................................................      26
Item 4.    Submission of Matters to a Vote of Security Holders....................................      26
Supplemental Item.  Executive Officers of the Registrant..........................................      27
                                                         PART II
Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters..................      28
Item 6.    Selected Financial Data................................................................      29
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations        31
Item 8.    Financial Statements and Supplementary Data............................................      44
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...      66
                                                         PART III
Item 10.   Directors and Executive Officers of Registrant.........................................      67
Item 11.   Executive Compensation.................................................................      67
Item 12.   Security Ownership of Certain Beneficial Owners and Management.........................      67
Item 13.   Certain Relationships and Related Transactions.........................................      67
                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K........................      68

                                     PART I

ITEM 1.  BUSINESS


GENERAL

Somanetics Corporation (the "Company"), a development stage company, is a Michigan corporation formed in January 1982 to develop, manufacture and market processor-based medical diagnostic and patient monitoring equipment using In Vivo Optical Spectroscopy (INVOS(R)) technology, principally for use in hospital critical care units, especially the operating rooms and intensive care units. INVOS technology may be used to analyze various characteristics of human blood and tissue by measuring and analyzing low-intensity visible and near infrared light transmitted into portions of the body. The Company has developed a method of reducing extraneous spectroscopic data caused by surrounding bone, muscle and other tissue, thereby allowing it to gather information about portions of the body which previously could not be analyzed using traditional spectroscopy.

The Company has developed the Somanetics INVOS Cerebral Oximeter (the "Cerebral Oximeter") and the related disposable SomaSensor(R) which use INVOS technology to noninvasively and continuously monitor trends in regional hemoglobin oxygen saturation of blood in the brain of an individual. The Cerebral Oximeter is a compact, portable monitor consisting of a small disposable sensor that transmits and receives light, a computer to analyze the data and a monitor to display the results. The Cerebral Oximeter is intended for use on patients who have a risk of inadequate oxygen delivery to the brain and who are located in any critical care areas of the hospital, including the operating room, recovery room, emergency room and intensive care units. Brain oxygen saturation information is especially important in many surgical procedures, particularly relating to cranial surgery and major neurological, cardiac and vascular repairs, as well as in the treatment of patients with head injuries or strokes. Left untreated, a severe lack of blood oxygen in the brain can cause permanent brain damage or death within minutes.

The Company also intends to explore other applications of its INVOS technology and related technologies. As described below under the caption "RECENT DEVELOPMENTS - PRODUCTS AND MARKETING", the Company has entered into a Consulting Order with NeuroPhysics Corporation pursuant to which the Company is supporting NeuroPhysics' research into the feasibility and development of prototypes of four new products.

RECENT DEVELOPMENTS:

     Product and Marketing

On November 22, 1993, the Company received notification that the FDA had rescinded the Company's previous 510(k) clearance to market the INVOS Cerebral Oximeter. As a result, all commercial sales of the Company's products were suspended and the Company notified its United States distributors to stop selling the Cerebral Oximeter and to advise their customers to stop using the device. In February 1994, the Company resumed marketing its products in several foreign countries, including Japan, its largest market outside the United States. On June 6, 1996 the Company received clearance from the FDA to market the Cerebral Oximeter in the United States. The Company's current financial condition and recent results of operations and the status of its product marketing efforts and sales have been affected by the process of obtaining such clearance.

On February 1, 1995, the Company filed a new 510(k) application with the FDA. On October 5, 1995, the Company received a written response from the FDA, stating that the FDA could not determine if the device was substantially equivalent to a legally marketed device, and that the FDA considered the Company's 510(k) submission to be withdrawn. On February 13, 1996, the Company filed a new 510(k) application with the FDA presenting additional information not previously considered by the agency, identifying alternative predicate devices and offering revisions to its product and its labeling. On June 6, 1996, the Company received clearance to market the INVOS 3100A Cerebral Oximeter in the United States. As of January 17, 1997, the Company had 26 international distributors, 6 domestic distributors, 16 direct sales personnel and 1 international sales consultant. During fiscal 1996, the Company sold its products to 14 of its international distributors and devoted most of its United States marketing to entering into distribution agreements with distributors, hiring direct sales personnel and replacing existing Cerebral Oximeters with the INVOS 3100A Cerebral Oximeter. There can be no assurance that the Company will be successful or profitable in marketing the Cerebral Oximeter and the related SomaSensor.

The Company also intends to use its consulting and clinical research relationships to help identify and develop additional products. The Company intends to focus its efforts on developing product extensions of the Cerebral Oximeter for use on newborns in operating rooms and intensive care units and enhancements to the Cerebral Oximeter. The Company also intends to explore other applications of the Company's INVOS technology and related technologies.

The Company has entered into a Consulting Order with NeuroPhysics Corporation pursuant to which the Company is supporting NeuroPhysics' research into the feasibility and development of prototypes of four new products. In exchange, NeuroPhysics has granted the Company certain rights in the new products, subject to the rights of the United States Federal government, which is also funding the research, in the new products and a royalty in favor of NeuroPhysics. The potential new products are noninvasive, in vivo, near-infrared spectroscopy devices that monitor liver oxygenation for assessing and controlling hemorrhagic shock, locate and assess subdural hematomas in head trauma patients, monitor certain blood gasses and monitor fetal cerebral blood oxygenation during labor and delivery. There can be no assurance that the Company will be able to successfully apply the INVOS technology or related technologies in the development of commercially viable products or that competitors will not develop and market similar products before the Company does.

The Company attends market specific trade shows in order to introduce and promote its Cerebral Oximeter and to meet persons with an interest in submitting peer-reviewed papers to appropriate anaesthesia and neurological publications and to major national meetings. A total of 30 presentations concerning the Cerebral Oximeter were presented to 20 meetings in fiscal year 1996, and 13 peer-reviewed articles mentioning the Cerebral Oximeter were published. While the Company believes favorable peer review is a key element to a product's success in the medical equipment industry, there can be no assurance that additional papers will be submitted or that any such papers will accomplish the Company's objectives. While the other publications in fiscal 1996 have been generally favorable, some researchers have published adverse results after using the product beyond its indicated use. There can be no assurance that these publications, the Company's financial condition and the FDA's rescission of the Company's previous 510(k) clearance for the Cerebral Oximeter will not adversely affect the Company's reputation or its ability to market and sell its device.

In September 1996, the Company entered into a Master Distributor Agreement with MedLink Europe, an operational services company located in Amsterdam, with offices in other parts of Europe. MedLink helps U.S.-based companies execute their marketing activities throughout Europe, and is expected to provide the Company with sales and marketing support as well as distribution, customer service and technical and product advice.

As of January 17, 1997, the Company had entered into distribution agreements with 26 international specialty medical dealers, covering 74 countries outside the United States. Seven of these countries require the Company to comply with additional regulatory requirements prior to sale. During fiscal 1996, the Company sold its products to 14 of its international distributors. The Company has granted extended payment terms to some of its international distributors.

Before the Company received FDA clearance to market the Cerebral Oximeter in the United States, several domestic distributors of the INVOS Cerebral Oximeter expressed their desire to terminate their distributor agreements with the Company. The Company did not believe that its distributor agreements required it to accept returns of products sold to distributors in connection with a termination of the distribution agreement. The Company, however, reserved for the uncollectibility of accounts receivable from such distributors.

The Company terminated 11 of its 15 domestic distributors in fiscal 1996, and currently has 6 United States distributors for its products and additional employees selling its products directly in the remaining domestic territories. The Company entered into new distribution agreements with its four remaining and two new United States distributors on different terms and conditions, including different prices. It also hired 12 direct sales personnel in fiscal 1996. Because of the significant change in the composition of the Company's U.S. distributors, the change in the product being marketed by the U.S. distributors (the INVOS 3100A, rather than the INVOS 3100), and the changed terms and conditions applicable to the new and continuing distributors, the Company wrote off substantially all of its receivables from domestic distributors ($68,000 from Somatek, Inc. plus the previously reserved amounts) in exchange for the return of their, and their customers', old INVOS 3100 Cerebral Oximeters and SomaSensors (which returns resulted in a $121,150 recovery of bad debts in fiscal 1996). Because the Company has more INVOS 3100 Cerebral Oximeters than it expects to sell in the next year, the Company recorded a reserve for the value of the devices in excess of one year's supply in fiscal 1996 (approximately $150,000).

The Company intends to upgrade the returned INVOS 3100 Cerebral Oximeters and sell them in countries that do not require compliance with the standards met by the INVOS 3100A

Cerebral Oximeter. In addition, the Company intends to sell (rather than exchange) INVOS 3100A Cerebral Oximeters to United States distributors and customers who had not paid for the INVOS 3100 Cerebral Oximeters they returned to the Company. Therefore, in fiscal 1996, the Company reversed its $57,200 reserve for the extra cost of exchanging new INVOS 3100A Cerebral Oximeters with such persons for their old devices and for the costs of upgrading the old devices for resale. Continuing distributors and customers who paid for their INVOS 3100 Cerebral Oximeters were permitted to exchange their old devices for a new one. As a result, each distributor and customer only paid once and received a new model Cerebral Oximeter. The Company also reversed its $27,600 reserve for the cost of replacing SomaSensors recalled in 1993. The net effect of the foregoing on the Company's 1996 results of operations was an increase of approximately $12,000 in selling, general and administrative expenses.

Additional distributors might terminate their agreements with the Company or be terminated by the Company. Distributor terminations may increase the Company's costs. There can be no assurance that the Company will be able to replace distributors desiring to terminate their distribution agreements, engage distributors in additional territories, or retain its existing distributors. The Company's inability to engage, replace or retain distributors could have a material adverse effect on its ability to market and sell its product.

In December 1996, the Company was allowed an additional patent relating to its INVOS technology and Cerebral Oximeter.

     Capital and Finances

During fiscal 1996, the Company redeemed all of its 1,984,250 outstanding Convertible Preferred Shares for $0.01 each, or $19,843, and all 4,075,179 outstanding redeemable Class B Warrants on November 14, 1996 for $0.05 each, or $203,759. Also, on March 20, 1996, the remaining approximately 144,340 outstanding Unit Purchase Options expired, on September 26, 1996, the remaining 30,983 outstanding Class M Warrants were exercised for $0.95 a common share, and on November 14, 1996, the remaining 5,001 outstanding non-redeemable Class B Warrants expired.

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

The Warrants are immediately exercisable and transferable separately from the Common Shares. Each Warrant entitles the holder to purchase one Common Share at an initial exercise price of $1.75 per share, subject to adjustment, at any time through April 1, 2001, unless earlier redeemed. The Warrants are redeemable for $0.01 by the Company at any time if certain conditions are met; these conditions have not been met as of January 17, 1997.

During fiscal 1996, 146,000 warrants issued in the Company's 1995 Regulation S offering and exercisable at $2.00 a share, and 20,000 warrants issued in the Company's April 1996 Regulation S offering and exercisable at $1.75 a share, were exercised, and the Company paid the placement agent in such offerings a $16,350 fee in connection with those exercises. Also during fiscal 1996, the Company received approximately $75,000 from the exercise of employee stock options.

The Company also granted the placement agent warrants to purchase 114,240 Common Shares at $1.25 per share exercisable during the four-year period beginning April 2, 1997.

Also, on November 21, 1996, the Company completed the placement of 3,668,413 newly-issued Common Shares, par value $0.01 per share, at a price of $1.15 per share through an offering complying with Regulation S under the Securities Act of 1933, as amended. The net proceeds to the Company, after deducting the placement agents' fee, the expenses of the offering and $129,318 of other deferred offering costs, were approximately $3,568,000.

The Company believes that the cash and cash equivalents on hand at November 30, 1996 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the third quarter of fiscal 1997. By that time the Company will be required to raise additional cash either through additional sales of products, through sales of securities, by incurring additional indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

The expected uses of the Company's cash and cash equivalents are based on certain estimates and assumptions made by the Company. Such estimates and assumptions are subject to change as a result of actual experience, and there can be no assurance that actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop enhancements to, and product extensions of, the Cerebral Oximeter, to conduct research and development concerning additional potential applications of INVOS technology and related technologies and for working capital will not be substantially greater than current estimates.

The Company does not believe that product sales will be sufficient to fund the Company's operations in fiscal 1997.

The Company has entered into a Letter Agreement, dated as of January 10, 1997, pursuant to which the Company has exclusively retained a managing underwriter to underwrite a proposed public offering by the Company of 1,200,000 newly-issued Common Shares (subject to, and after giving effect to, the proposed one-for-ten reverse stock split being submitted for shareholder approval at the 1997 Annual Meeting of Shareholders). The Company has also agreed to grant the underwriter an option to purchase an additional 180,000 Common Shares to cover over-allotments and a five-year warrant to purchase an amount of shares equal to 10% of the Common Shares sold in the offering at an exercise price equal to 120% of the purchase price for the Common Shares in the offering. Among other things, the offering is contingent on consummation of the reverse split and the satisfactory completion of a due diligence investigation of the Company by the underwriter and its agents. Any such offering will be made only by means of a prospectus. In addition, the type and amount of security, if any, that might ultimately be issued in any such offering have not yet been definitively determined and will be dependent on negotiations with the underwriter, market conditions and management's then current estimate of the proceeds necessary or desired to sustain the Company's operations. There can be no assurance that such offering will occur or that the Company will be able to raise any capital or capital in amounts it desires, or on terms and conditions acceptable to the Company.

The Company has no loan commitments.

The Company has incurred substantial expenses in developing the INVOS technology, the INVOS 2100 (a former product no longer being sold by the Company), the INVOS Cerebral Oximeter and the related disposable SomaSensor and, accordingly, had an accumulated deficit at November 30, 1996 of $30,211,053. As of November 30, 1996, the Company had working capital of $3,861,775, cash and cash equivalents of $3,291,911, total current liabilities of $618,142 and shareholders' equity of $4,053,599.

During fiscal 1994, two shareholders of the Company filed two purported class action lawsuits against the Company alleging various securities law violations, one of which was settled in fiscal 1996. For a description of a suit filed by a shareholder of the Company on March 14, 1994 in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company, four of its present and former directors and four other officers, former officers or employees of the Company in an action captioned Jacobson, et al v. Somanetics Corporation, et al, and the settlement of that lawsuit, see Note 7 of Notes to Financial Statements included in Item 8 of this Report.

For a description of a suit filed by another shareholder of the Company on April 25, 1994 in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company and Gary D. Lewis, former Chairman of the Board, in an action captioned Benjamin Langford v. Somanetics Corporation and Gary D. Lewis, see
Note 7 of Notes to Financial Statements included in Item 8 of this Report.

The foregoing factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Personnel

The Company reduced its workforce from 54 employees to 30 as of January 1994. The Company had 16 employees as of May 31, 1996 and has hired 21 additional employees and four consultants through January 17, 1997. The Company expects to hire two additional employees in Sales and Marketing before the end of the first fiscal quarter of 1997 and expects to hire 11 additional employees in fiscal 1997 (one in Management, two in Administration, four more in Sales and Marketing, one in Medical Affairs, one in Quality Control, one in Manufacturing, and one in Service). The Company expects to incur these expenses before receiving substantially increased proceeds from sales of its products, and such expenses will continue even if revenues do not increase. Therefore, in the short-run, they are expected to increase the Company's net losses. As of January 17, 1997, the Company had 37 employees and four consultants.

Effective November 4, 1996, Gary D. Lewis resigned as a director of the Company. The size of the Board was reduced to four members, and Bruce J. Barrett was changed from a Class II director to a Class III director to make the number of directors in each class as nearly equal as possible. Mr. Barrett will now serve until the 1998 Annual Meeting of Shareholders and until his successor is duly elected and qualified, or until his earlier death, resignation or removal. On November 6, 1996, Gary D. Lewis paid the Company $175,000 (the outstanding principal amount of the loan at the time) in full satisfaction of all of his obligations under the loan made by the Company to him on February 1, 1993, and the Company discharged the second mortgage and released the security interests securing the loan and wrote off approximately $29,750 of accrued interest with respect to that loan.

Effective December 26, 1995, Larry Layman II resigned as the Company's Vice President, Sales and Marketing. Effective December 1, 1996, the Board of Directors approved an increase in Raymond W. Gunn's base salary to $110,250, and the extension of Mr. Gunn's employment agreement through November 30, 1997.

In light of the lack of 1995 bonuses, lack of increases in 1996 salaries and lack of a 1996 bonus plan, and to facilitate the retention of the Company's employees and to align their interests with the interests of the Company's shareholders, in December 1995, in exchange for the cancellation of certain outstanding stock options, most of which were granted subject to shareholder approval, the Company granted stock options to purchase an aggregate of 689,000 Common Shares (most of which were granted independent of the Company's stock option plans and none of which was granted subject to shareholder approval) to each then current employee of the Company and two advisors to the Company, including options to purchase 165,000, 150,000 and 50,000 Common Shares granted to Messrs. Barrett, Gunn and Layman, respectively, the Company's then current President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Vice President, Sales and Marketing, respectively.

Except for the options granted to officers, the new options cover the same number of shares and are subject to substantially the same terms and conditions as the options previously granted to such persons under the 1991 Incentive Stock Option Plan (the "Plan"), except that (i) the exercise price of the new options is the fair market value of the Company's Common Shares as of the date of grant ($0.50 a share), (ii) the new options become exercisable in one-fourth cumulative annual increments beginning December 22, 1996 and expire December 22, 2005, and (iii) the new options are not subject to shareholder approval. The new options granted to officers are the same as those granted to other persons, except that (i) the exercise price of the new options granted to officers is the same as the exercise price of their cancelled options ($1.3125 a share), and (ii) the new options granted to the officers become exercisable at the same times as the cancelled options: one-fourth cumulative annual increments beginning March 13, 1996.

In addition, in December 1995 and January 1996, the Company granted options to purchase an additional 624,850 Common Shares (most of which were granted independent of the Company's stock option plans) to officers and employees of, and advisors to, the Company, including options to purchase 267,000 and 141,000 Common Shares granted to Messrs. Barrett and Gunn, respectively.

Pursuant to an amended agreement with Rauscher Pierce & Clark, Inc. and Rauscher Pierce & Clark Limited (collectively, the "Placement Agent") in connection with the April 2, 1996 Regulation S offering, the Company agreed to permit a person designated by the Placement Agent to attend meetings of the Company's Board of Directors until the 1998 Annual Meeting of Shareholders and to participate in discussions at such meetings. The Placement Agent designated Mr. Alan Nash as the designee.

     Facilities

The Company leases approximately 23,000 square feet of office, assembly and warehouse space in a stand-alone building in Troy, Michigan. On July 22, 1994, the Company extended the lease on its office, assembly and warehouse space through December 1997. The minimum lease payments as of November 30, 1996 through the end of the extended lease, including the option period, is $199,000, excluding other occupancy costs. The Company believes that, depending on sales of the Cerebral Oximeter, its current facility is more than suitable and adequate for its current needs, including assembly of the Cerebral Oximeter by the Company and conducting Company operations in compliance with prescribed FDA/GMP guidelines, and will allow for substantial expansion of the Company's business and number of employees. The Company is subleasing a portion of its warehouse space on a month-to-month basis for $2,700 per month.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's business consists of a single industry segment.

NARRATIVE DESCRIPTION OF BUSINESS

INVOS TECHNOLOGY:

     Optical Spectroscopy

The Company's technology relies primarily on the physics of optical spectroscopy, which is the interpretation of the interaction between matter and light. Spectrometers and spectrophotometers function primarily by shining light through matter and measuring the extent to which such light is transmitted through, or scattered or absorbed by, matter. Doctors and scientists can use spectrophotometers to determine the concentrations, or relative concentrations, of substances. These devices measure the relative intensities of predetermined wavelengths of light received by light sensors in the device after being transmitted into a substance (using a sufficient number of wavelengths).

The atoms in a molecule in a particular substance vibrate at unique frequencies. Only light waves that match a particular molecule's vibrational frequency are absorbed by the molecule, and such absorption occurs in characteristic and predictable ways. Devices using spectrophotometers can measure the reaction of light to vibrating molecules and allow doctors to draw specific conclusions based on the measured reaction. The absorption, transmission and scattering data become much more difficult to evaluate with human tissue containing numerous molecules. Analysis of human tissue, therefore, requires more sophisticated empirical methods.

Doctors have been able to examine human blood and tissue using optical spectroscopy. Although most human tissue is opaque to ordinary light, certain wavelengths penetrate tissue more easily than others. Therefore, by shining light of appropriate wavelengths into the body and measuring its transmission, scattering and absorption, or a combination, doctors can obtain information about the molecules existing within the matter under scrutiny. Optical spectroscopy was first used clinically in the 1940s at the Sloan-Kettering Institute for cancer research. Currently, the pulse oximeter, for example, a commercially available device, uses optical spectroscopy to determine the oxygen saturation of the blood in the arteries in peripheral tissue, such as in a finger or an earlobe. By identifying the hemoglobin molecules and the oxygenated hemoglobin molecules and measuring the relative amount of such molecules, oxygen saturation of hemoglobin can be measured.

     INVOS Technology

INVOS technology also measures the composition of substances by detecting the effect they have on particular wavelengths of light. INVOS transmits low-intensity visible and near infrared light through a portion of the body and detects the manner in which the molecules of the exposed substance interact with light at specific wavelengths. INVOS detects this interaction by measuring the intensity of the various wavelengths of light received by light sensors.

The use of optical spectroscopy in vivo (in the body) has not generally been useful when the substances to be measured were surrounded by, were behind, or were near bones, muscle or other tissue, because the transmission, scattering and absorption of the transmitted light produces extraneous data that interferes with analysis of the data from the area being examined. Differences in skin pigment also affect results. The Company has developed a method of reducing the effect on the measurements of extraneous spectroscopic data caused by surrounding bone, muscle and other tissue. This method allows data to be gathered from areas of the body which could not previously be analyzed using spectroscopy. The Company and independent researchers have demonstrated that visible and near infrared light are able to penetrate brain tissue. The INVOS technology has been shown to measure the presence of certain substances in the brain. Now that the Company has FDA 510(k) clearance, the Company expects to focus its efforts on developing extensions of the Cerebral Oximeter for use on children and newborns and enhancements to the Cerebral Oximeter. The Company also intends to explore other applications of its INVOS technology and related technologies. As described above under the caption "RECENT DEVELOPMENTS - PRODUCTS AND MARKETING", the

Company has entered into a Consulting Order with NeuroPhysics
Corporation pursuant to which the Company is supporting NeuroPhysics' research into the feasibility and development of prototypes of four new products.

The Company believes that this INVOS technology will enable it to develop products which safely provide primary information about the patient's physiology and metabolism without invading the patient's body, without ionization (which occurs when x-rays are used and may be dangerous in some instances) and without the often expensive and time-consuming delays involved in laboratory analysis.

CEREBRAL OXIMETER:

     INVOS Cerebral Oximeter Technology

Hypoxia (insufficiency of oxygen delivery) is a common mechanism for the eventual adverse outcome for many surgical procedures. Additional patients experience permanent brain damage. Studies suggest that insufficiency of oxygen delivery to the brain is a frequent cause of these problems.

In major complex surgical procedures, especially major neurological, cardiac and vascular repairs, low blood flow or pressure may be induced or may occur, which can have detrimental effects on blood oxygen saturation in the brain. Immediate information concerning brain oxygen saturation changes would help the anesthesiologist and surgeons take appropriate corrective action through the introduction of medications, anesthetic agents or mechanical intervention. However, because of the unconscious state of the patient, an anesthesiologist is unable to observe ordinary physical responses to make a determination. Because of the short period of time that the brain is able to survive without sufficient oxygen, immediate, accurate information is of vital importance to the anesthesiologist. Currently, several different diagnostic methods are used to detect blood oxygen levels or inadequate oxygen delivery.

The brain is the human organ least tolerant of oxygen deprivation. Without oxygen, brain cells die within a few minutes and are not replaced, potentially resulting in paralysis, severe and complex disabilities or death. Within minutes of oxygen deprivation, irreversible brain damage may occur.

Oxygen molecules are carried to the brain by hemoglobin molecules contained in the blood. Hemoglobin, passing through the lungs, bonds with oxygen and is pumped by the heart through arteries and capillaries to the brain. Brain cells extract the oxygen and the blood carries away carbon dioxide through the capillaries and veins back to the lungs. Oxygen saturation is the term that describes the percentage of hemoglobin molecules contained in a given amount of blood which are bound to oxygen molecules. By measuring the effect on specific wavelengths of light caused by oxygenated hemoglobin contained in blood in the region of the brain being monitored, the Cerebral Oximeter can monitor changes in the approximate oxygen saturation of the hemoglobin in the area of the brain being monitored.

The light from the Cerebral Oximeter's sensor is able to penetrate the patient's brain, and monitor changes in the approximate oxygen saturation of the hemoglobin contained in the blood vessels inside the brain in the region under examination. The information received from the sensor is transmitted to the Cerebral Oximeter's computer which, through a series of calculations, is able to reduce the influence on the light caused by extraneous tissue, such as the skin, muscle and skull of the patient.

The Cerebral Oximeter monitors changes in the approximate oxygen saturation in all blood vessels in the region being monitored. Under normal circumstances, in the head, these blood vessels consist of approximately (by volume) 75% of veins, 20% of arteries and 5% of capillaries. Thus, the Cerebral Oximeter's measurement is dominated by the blood in the veins. Regional oxygen saturation of the predominantly venous blood in the blood vessels in and supplying the brain is most helpful because such information is a direct indicator of insufficient blood or oxygen supply or high brain oxygen consumption. Devices such as pulse oximeters only determine the oxygen saturation of blood in the arteries in a particular portion of the body, not necessarily the adequacy of oxygen delivery to the brain or other portions of the body.

     The Cerebral Oximeter

The Cerebral Oximeter is a compact, portable monitor measuring 12 inches wide, 6 inches high and 13 inches deep and weighing approximately 15 pounds. It consists of a small disposable sensor which transmits and receives light, connected to a computer which analyzes the data and a monitor to display and print the results. The Cerebral Oximeter can be placed at a patient's bedside in the operating room, recovery room, emergency room or intensive care units.

After being adhered to a patient's forehead, the sensor continuously sends predetermined wavelengths of low-intensity near infrared and visible light into the patient's head through the scalp, muscle and bone into the brain tissue. The Cerebral Oximeter then measures and analyzes the intensity of the light scattered by the blood and tissue in the area being monitored and received by the sensor. After analysis by the Cerebral Oximeter's internal computer, a digital display provides a continuous reading of the changes in the approximate regional brain oxygen saturation in the area being monitored.

The Cerebral Oximeter may be used by physicians on patients who have a risk of inadequate oxygen delivery to the brain and who are located in any critical care areas of the hospital, including the emergency room or intensive care units on patients with head injuries or strokes. In the operating room, the Cerebral Oximeter may be used on patients having brain and other surgeries involving risk of inadequate oxygen delivery or decreases in blood flow, such as any heart surgery, transplant surgery or surgeries involving major blood vessels, such as a carotid endarterectomy, which is the removal of blockage in the carotid artery.

     Existing Diagnostic Methods

The neurological exam is the generally used method for evaluating the brain. The patient is tested for signs of brain damage by testing limb strength, limb sensation, patient orientation, speech, response to commands, and the functioning of eyes and pupils. The neurological exam measures only manifestations of injuries and cannot be performed on unconscious patients. Skin color is also a commonly used method for determining whether sufficient oxygen is reaching various body parts.

Pulse oximetry is currently the standard method used by anesthesiologists during surgery to monitor arterial hemoglobin oxygen saturation. The pulse oximeter uses near infrared spectroscopy, similar to that used by the Cerebral Oximeter, to measure the oxygen saturation in the arteries in peripheral tissue, typically a finger or an earlobe. The technique distinguishes between blood and other extraneous tissue such as bone and muscle by using the pulsation of arterial blood. The effectiveness of pulse oximetry is dependent upon the strong pulse of the patient. In addition, the technique measures the oxygen saturation of blood in the arteries in a particular portion of the body, not necessarily the adequacy of oxygen delivery to other portions of the body.

With Invasive Jugular Bulb Catheter Monitoring, blood is drawn from a patient's jugular vein, and the oxygen content, acidity and other blood gases are analyzed directly from the removed blood. By analyzing venous blood, this method provides information about the adequacy of oxygen delivery to the brain. However, the procedure is able to provide information only for the point in time at which the blood is removed from the vein and it is invasive, in that blood must be removed from a vein in the neck near the base of the brain. It measures global saturation of the venous blood in the brain, not regional saturation.

Transcranial doppler (TCD) is a relatively new modality for measuring cranial hemodynamics during carotid surgery. One or two transducers are placed temporally, just in front of the ear and focused on the middle cerebral artery. Doppler ultrasound bounces high frequency sound waves off the blood flowing toward the transducer giving a relative read-out of "flow-velocity". Assuming the artery does not change diameter and the transducer is not moved during the case, relative changes in hemodynamics can be detected as well as emboli moving down the vessel. TCD cannot be used in 5-10% of the population where the temporal bone is too thick; additionally, TCD is technically difficult during carotid surgery.

Surgeons may also monitor brain function, typically during procedures in which oxygen delivery to the brain is threatened, by using an Electroencephalogram ("EEG"). It measures neural activity directly, which can be affected by anesthetic agents or by decreased oxygen supply. However, EEG may be ineffective in any procedure involving suppressed neural activity, such as operations involving deep anesthesia or induced hypothermia (lowered body temperature), such as organ transplants.

Several different imaging techniques, such as CAT scan, Magnetic Resonance Imaging, Positron Emission Tomography and Single Photon Emission Computerized Tomography, may also be used to measure brain condition or activity. However, these are generally expensive procedures which may only be performed in dedicated facilities. They are generally used as diagnostic tests to detect anatomical abnormalities, such as tumors or blood clots, or cellular metabolism or blood flow. They would not currently appear to be practical for generating continuous measurements or for use in an operating room or for patient monitoring.

Less frequently, physicians may use Intracranial Pressure monitoring to monitor the pressure inside the patient's skull. This invasive monitor involves the placement of a sensor in the intracranial space through a drilled hole. There, it measures the pressure on the brain which may increase as a secondary effect of certain brain damage or head injuries.

Measurement of carbon dioxide in the expired gas of patients under anesthesia can provide an early indication of a ventilation problem, which may result in an oxygen delivery problem. However, a low blood oxygen level, including a low blood oxygen level in the brain, may not be associated with an abnormal carbon dioxide level.

The Cerebral Oximeter is noninvasive, generates no ionizing radiation and produces no known hazardous effects. The Company believes that it can provide physicians with continuous information concerning changes in the approximate oxygen saturation of the hemoglobin in the blood in specific regions of the brain. It is portable and it should be an inexpensive alternative to the above diagnostic methods. Unlike pulse oximetry, a standard of care in anesthesia which derives its measurement from pulsating arterial blood, the Cerebral Oximeter is not dependent on a pulsatile flow to function. The measurement provided by the Cerebral Oximeter is a combination of arterial, venous and capillary oxygenation.

The Cerebral Oximeter is intended to provide surgeons, anesthesiologists, and other medical professionals with a patient safety monitor to identify immediately adult brain oxygen imbalances and to further serve as a tool to guide therapeutic interventions, which could affect brain oxygen supply and demand.

The data from the Cerebral Oximeter, however, may be adversely affected by the following: (i) major changes in the ratio of arterial to venous blood vessel volume, (ii) major changes in blood volume or hematocrit (the ratio of volume of red blood cells to volume of whole blood), (iii) excessive ambient light,
(iv) electrical interference, (v) the presence of dyshemoglobins (hemoglobin molecules that do not release their oxygen), (vi) dyes in the blood, and (vii) placing the SomaSensor over sinus cavities, tumors, swelling containing blood or other anomalies.

     Development of the Cerebral Oximeter

In 1982, the Company commenced research and development efforts with respect to INVOS technology in connection with the development of a spectroscopic instrument for the measurement of breast tissue abnormalities. The Somanetics INVOS 2100 System (the "INVOS 2100") used the same INVOS technology as the Cerebral Oximeter. By transmitting low-intensity visible and near-infrared light through a woman's breast and measuring the effects the breast tissue had on the light, the INVOS 2100 could be used to analyze certain compositional and physiological properties of the breast. The measurements were analyzed to estimate the risk of a patient developing breast cancer. The INVOS 2100 gathered information concerning glandular, fibrous and fatty tissue as well as hemoglobin and extracellular water. Subsequently, the Company commenced investigations with respect to the application of INVOS technology to the measurement of changes in cellular metabolism in the brain. The INVOS 2100 drew conclusions concerning a condition or risk based upon measurements of several elements.
The Cerebral Oximeter monitors changes in one element, oxyhemoglobin, or brain oxygen saturation, directly. Accordingly, the Company believed that it could demonstrate more easily the effectiveness of the Cerebral Oximeter to potential customers. Early studies conducted in conjunction with the Henry Ford Neurosurgical Institute, Detroit, Michigan, demonstrated the ability of the Company's INVOS technology to make certain measurements which were highly correlated to controlled changes in animal brain cell metabolism.

In 1988, the Company began clinical studies of the Cerebral Oximeter on human patients in operating rooms, emergency rooms and intensive care units at Henry Ford Hospital, Detroit, and later at Bowman Gray School of Medicine, North Carolina, and Mount Sinai Medical Center, New York. On June 6, 1996, the Company received clearance from the FDA to market the Cerebral Oximeter in the United States. The Company continues to sponsor clinical research for marketing purposes. The research consists primarily of comparing the measurements obtained from the Cerebral Oximeter to the data obtained from existing diagnostic methods, including EEG, Transcranial Doppler and Invasive Jugular Bulb Catheter Monitoring. There can be no assurance that hospitals will buy it in sufficient quantities to support the Company's operations.

MARKETING

The Company sells the Cerebral Oximeter through its sales and marketing employees and independent specialty distributors to hospitals for use on patients with head trauma or cerebral vascular disease, or at risk of brain hypoxia (insufficiency of oxygen delivery) or ischemia (tissue oxygen starvation due to the obstruction of the inflow of arterial blood), in any critical care areas of the hospital, including the operating room, recovery room, intensive care units and emergency care room. Purchasers of the Cerebral Oximeter will also be required to purchase disposable sensors on a regular basis. The sensor may only be used once because its effectiveness is not warranted by the Company after one use and because the sensor may become contaminated after one use.

The Company did not have any backlog of firm orders as of January 17, 1997.
The Company has been able to fill its firm orders within days of their receipt. The Company does not believe that its current backlog is necessarily indicative of trends in its business, especially because the Company is in the development stage and did not regain its FDA 510(k) clearance until June 1996.

For a description of the current status of the Company's marketing efforts, see "Recent Developments - Products and Marketing".

The Company has engaged distributors for some new markets cleared for distribution and replaced some distributors that terminated their distribution agreements. On March 15, 1995, the Company announced the engagement of Baxter Limited as its exclusive distributor in Japan. On April 10, 1995, the Company received its license from the Japanese Ministry of Health and Welfare to market its product in Japan. In September 1996, the Company entered into a Master Distributor Agreement with MedLink Europe, an operational services company located in Amsterdam, with offices in other parts of Europe. MedLink helps U.S.-based companies execute their marketing activities throughout Europe, and is expected to provide the Company with sales and marketing support as well as distribution, customer service and technical product advice. In January 1994, the sales and marketing staff was reduced from 12 to 5 as a result of the FDA's rescission of the Company's 510(k). As of January 17, 1997, there were 18 employees and one consultant in the sales and marketing department, with two more budgeted to be hired in the first fiscal quarter of 1997 and four more budgeted to be hired during the remainder of fiscal 1997.

As of January 17, 1997, the Company had entered into distribution agreements with 26 international specialty medical dealers, covering 74 countries outside the United States. Seven of these countries require the Company to comply with additional regulatory requirements prior to sale. During fiscal 1996, the Company sold its products to 14 of its international distributors. The Company has granted extended payment terms to some of its international distributors.

For a description of the restructuring of the Company's United States distribution, see "Recent Developments - Products and Marketing."

The Company's distributors also distribute other products, some of which may compete with the Company's products or may provide greater revenues to the distributor than are provided by the Company. There can be no assurance that the Company will be able to replace distributors desiring to terminate their distribution agreements, engage distributors in additional territories, or retain its existing distributors, or that existing distributors will not incur conflicting obligations before, and will remain motivated until, the Company begins commercial shipments in the territories served by such distributors. With the June 1996 FDA 510(k) clearance, the Company intends to devote its sales efforts equally between the United States and foreign markets.

The Company sells the Cerebral Oximeter primarily to neuro anesthesiologists, cardiothoracic and vascular surgeons, anesthesiologists and neurosurgeons in hospitals. The Company believes that neuro anesthesiologists, cardiothoracic and vascular surgeons, anesthesiologists and neurosurgeons are the most sensitive to cerebral vascular disease and the prevention of ischemic and hypoxic events. The Company's strategy is to attempt to establish the efficacy of the Cerebral Oximeter and related disposable SomaSensor through publication of peer reviewed papers and through its clinical research program. In addition, the Company's independent distributors and direct sales personnel are expected to contact leading neuro anesthesiologists, cardiothoracic and vascular surgeons, anesthesiologists, neurosurgeons, critical care physicians and others who might use the product at teaching institutions and private hospitals. The Company and its distributors have initially concentrated on sales to the major teaching hospitals in selected foreign markets in which the Company has commenced commercial sales and the 2,000 largest United States hospitals and on the use of the Cerebral Oximeter in operating rooms at teaching hospitals, departments of the hospitals, universities, clinics and leading health institutions. Later, marketing efforts are expected to expand to (i) major teaching hospitals in other foreign markets, and (ii) smaller hospitals and the use of the Cerebral Oximeter in the recovery room or post anesthesia care unit ("PACU"), intensive care unit ("ICU"), and emergency room ("ER").

The Company has also attended and plans to attend market specific trade shows in order to introduce and promote its Cerebral Oximeter and to meet persons with an interest in submitting peer reviewed papers to appropriate anesthesia and neurological publications and to major national meetings. A total of 30 presentations concerning the Cerebral Oximeter were presented to 20 meetings in fiscal year 1996, and 13 peer-reviewed articles mentioning the Cerebral Oximeter were published. While the Company believes favorable peer review is a key element to a product's success in the medical equipment industry, there can be no assurance that additional papers will be submitted or that any such papers will accomplish the Company's objectives. While the other publications in fiscal 1996 have been generally favorable, some researchers have published adverse results after using the product beyond its indicated use. There can be no assurance that these publications, the Company's financial condition and the FDA's rescission of the Company's 510(k) clearance for the Cerebral Oximeter will not adversely affect the Company's reputation or its ability to market and sell its device.

The Company also intends to use its clinical trial relationships to help identify and develop additional products. Now that the Company has FDA 510(k) clearance, the Company expects to focus its efforts on developing extensions of the Cerebral Oximeter for use on children and newborns and enhancements to the Cerebral Oximeter. The Company also intends to explore other applications of its INVOS technology and related technologies. As described above under the caption "RECENT DEVELOPMENTS - PRODUCTS AND MARKETING", the Company has entered into a Consulting Order with NeuroPhysics Corporation pursuant to which the Company is supporting NeuroPhysics' research into the feasibility and development of prototypes of four new products.

Because the medical community is often skeptical of new companies and new technologies, the Company might be unable to gain access to potential customers to attempt to demonstrate the operation and efficacy of the Cerebral Oximeter. Even if the Company gains access to potential customers, no assurance can be given that members of the medical community will perceive a need for or accept the Cerebral Oximeter. In fiscal year 1996, the Company continued to support clinical research programs with third party clinicians and researchers intended to demonstrate the need for, and efficacy of, the Cerebral Oximeter with the specific objective of publishing the results in peer reviewed journals. The Company expects such programs to continue in 1997. In addition, although the Company believes its current distributors to be knowledgeable and although the Company has a training program for new distributors concerning the Company's technology and the Cerebral Oximeter, independent distributors might not have sufficient knowledge about, or familiarity with, the Company's technology or the Cerebral Oximeter to demonstrate adequately its operation and efficacy.

In addition, hospital capital equipment purchasing decisions are often made by hospital committees that might not include the user of the device. If so, the Company will also have to convince such committees to purchase the Company's device. Even if the Company is successful in convincing doctors, hospitals, clinics and other potential users of the Cerebral Oximeter of their need for the Cerebral Oximeter, they might be unwilling or unable to commit funds to the purchase of the Cerebral Oximeter due to institutional budgetary constraints or decreases in capital expenditures. The Company has designed a leasing program, including a no-capital leasing program, to lower the capital initially required to obtain the Cerebral Oximeter. The Company intends to test market its program domestically before expanding it worldwide. Some purchasers might also be reluctant to purchase the device from the Company for fear that it will be unable to satisfy warranty obligations in connection with, supply replacement parts for, and supply disposable sensors for, the Cerebral Oximeter or to continue in existence in the future.

The Company provides a one-year warranty on the Cerebral Oximeter, which the Company will satisfy by repairing or exchanging those in need of repair. The Company also expects to offer maintenance agreements and service for the Cerebral Oximeter for a fee after the warranty expires. The Company's service department currently consists of one person. The Company intends to increase its service personnel commensurate with product service demand.

The Company has not had significant prior experience in the marketing of medical capital equipment. Consequently, there can be no assurance that the marketing efforts of the Company will be successful on a scale necessary to enable the Company to attain profitability.

The Cerebral Oximeter has not had extensive use in commercial setting and has not been evaluated for every medical procedure in which it might be used. There can be no assurance that further research or use of the device will not reveal unexpected problems with its operation or performance, especially in connection with medical procedures for which the device has not yet been evaluated. Although the Company's testing of the Cerebral Oximeter to date indicates clinical utility, subsequent performance problems could result in unanticipated expense and could adversely affect future sales of the device.

The following table shows the approximate percentage of net sales for major product classifications for the past three years:


                                  Years Ended November 30,
                                ----------------------------
Product                           1996      1995      1994
-------                         --------  --------  --------
Refurbished Cerebral Oximeters       14%       10%        0%
Commercial Cerebral Oximeters        63%       74%       84%
SomaSensors                          23%       16%       16%
                                -------   -------   -------
  Total                             100%      100%      100%
                                =======   =======   =======

The following table shows the approximate percentage of United States and export net sales for the past three years:

                 Years Ended November 30,
               ----------------------------
Type of Sale     1996      1995      1994
------------   --------  --------  --------
United States        4%        0%        0%
Export              96%      100%      100%
               -------   -------   -------
        Total      100%      100%      100%
               =======   =======   =======

Two international distributors accounted for approximately 62% and 15% of total revenues for fiscal 1996, approximately 53% and 13% of total revenues for fiscal 1995 and approximately 43% and 10% of total revenues in fiscal year 1994. The Company's distributor in Japan, has been the Company's largest customer in each of fiscal 1996, 1995 and 1994. The Company is dependent on its sales to Baxter Limited, and the loss of Baxter Limited as a customer would have a material adverse effect on the Company's business.

MANUFACTURING

The Company is currently assembling the Cerebral Oximeter in its facilities in Troy, Michigan, from components purchased from outside suppliers. The Company believes that each component is generally available from several potential suppliers, although loss of any particular supplier could have an adverse effect on the Company's ability to assemble the Company's products timely. The disposable sensor, the printed circuit boards, other mechanical components, and the cabinet are the primary components that must be manufactured according to specifications provided by the Company. Although the Company is currently dependent on one manufacturer of the SomaSensor, the Company believes that several potential suppliers are available to manufacture these components. The Company would, however, require approximately three to four months to change SomaSensor suppliers.

The Company does not currently intend to manufacture on a commercial scale the disposable sensor or the components of the Cerebral Oximeter. The Company expects that it will be dependent to a significant extent on other entities for commercial scale manufacturing of the disposable sensor and of components for its products, and on their ability to manufacture and deliver, on a timely basis, sufficient quantities of the disposable sensor and of components for its products in compliance with the Company's own quality standards and in required cases in compliance with FDA Good Manufacturing Practice regulations. The Company is also dependent on its own ability to inspect adequately and accurately such third parties' work and on its ability and capacity to assemble Cerebral Oximeters on a commercial scale.

RESEARCH AND DEVELOPMENT

During fiscal 1996, additional efforts were made to improve the disposable SomaSensor and considerable work was performed evaluating the results of the clinical trials that supported the 510(k) submission and defending the 510(k) application. The Company focused its efforts after FDA 510(k) clearance on product-line extensions of the Cerebral Oximeter for use on children and newborns in operating rooms and intensive care units and enhancements to the Cerebral Oximeter. The Company also intends to explore other applications of its INVOS technology and related technologies. As described above under the caption "RECENT DEVELOPMENTS - PRODUCTS AND MARKETING", the Company has entered into a Consulting Order with NeuroPhysics Corporation pursuant to which the Company is supporting NeuroPhysics' research into the feasibility and development of prototypes of four new products.

The Company's research and development strategy relating to a proposed new product is to identify and work with leaders in the field at teaching hospitals, departments of the hospitals, universities, clinics or leading health institutions (the "Hospital"). After obtaining clearance or approval for clinical studies from the FDA or the Hospital's Institutional Review Board (whichever is appropriate), the Company would provide a prototype of the product to the Hospital, and the Hospital would provide the space, staff and clinical testing of the prototype product. A prototype of the Cerebral Oximeter for use on children and newborns was being developed; however, in November 1993 when the FDA rescinded the Company's 510(k), research and development of new products was suspended. The Company is expected to begin clinical trials for pediatric use after completing development of a prototype. The Company has become affiliated with a sponsoring hospital in connection with human testing of the proposed Cerebral Oximeter for use on children and newborns. No other clinical trials of new products have been performed.

The Company's proposed marketing strategy for new products is to attempt to establish relationships with physicians and researchers in particular market segments to determine market needs, to obtain experimentation support and to properly define the required clinical trials. New products require extensive testing and regulatory clearance before they can be marketed, and substantial customer education concerning product use, advantages and effectiveness. In addition, the Company's products might meet market resistance in their primary markets because of price resistance to major capital equipment and fixed reimbursement amounts from medical insurers for the procedures in which the Company's products might be used. There can be no assurance that the Company will be able to successfully apply the INVOS technology in the development of commercially viable products or that competitors will not develop and market similar products before the Company does.

During fiscal years 1996, 1995 and 1994 the Company spent $235,354, $285,893 and $549,737, respectively, on research, development and engineering.

COMPETITION

The Company competes indirectly with numerous others in the development, manufacture and marketing of medical equipment that is used in existing diagnostic techniques for surgical and critical care patient diagnosis and monitoring (see "Cerebral Oximeter - Existing Diagnostic Methods"), many of which are large medical companies with longer histories in the medical equipment industry than the Company, well established reputations, customer relationships and marketing, distribution and service networks, larger product lines than the Company and greater management, financial and technical resources. The Company also competes with suppliers of capital equipment of various types for limited hospital capital equipment budgets. In addition, the large installed base of pulse oximeters poses a significant marketing challenge to the introduction of new oximetry equipment such as the Company's. A number of other companies market products which use optical spectroscopy for in vivo patient examination, including measurement of blood oxygen levels, or have announced intentions to enter markets which the Company is considering entering. In addition, numerous patents have been issued to others involving optical spectroscopy and the interaction of light with tissue and many of these could have relevance to or even cover technology used by the Company; further, some of these relate to the use of optical spectroscopy in vivo in the area of cranial metabolism monitoring, the primary use of the Cerebral Oximeter. No patent infringement claims have been made against the Company, but it has not obtained an opinion from its patent counsel that the Cerebral Oximeter does not infringe any of the numerous patents issued to others. The Company is not aware of any commercial product developed from the patented technology of others relating to cranial metabolism monitoring, although such devices have been sold for research or evaluation.

There can be no assurance that these potential competitors will not duplicate the Company's technological achievements in the future or will not develop products which directly compete with the Company's products in existing or intended markets. The Company's technology primarily represents improvements or adaptations of known optical spectroscopy technology, which might be duplicated or discovered through its patents, reverse engineering or
both.   The Company believes that a manufacturer's reputation for producing accurate, reliable and technically advanced products, references from users, features (speed, safety, ease of use, patient convenience and range of applicability), product effectiveness and price are the principal competitive factors in the medical equipment industry. There can be no assurance that the publication by one group of researchers of adverse results from tests of the Cerebral Oximeter in situations beyond its indicated use, the Company's financial condition and the FDA's rescission of the Company's 510(k) clearance will not adversely affect the Company's reputation or its ability to market and sell its device.

PROPRIETARY INFORMATION

The Company's initial United States patent, covering the in vivo tissue examination technology developed in conjunction with the INVOS 2100 and its predecessor the SOMA 100, was allowed and issued in 1986 and will expire on October 14, 2003. The corresponding Canadian patent was issued in 1987. In addition, the corresponding European Community patent was granted in 1990, and the corresponding patent in Japan was granted in 1991.

The Company has filed other patent applications in the United States and foreign countries with respect to other aspects of its technology relating to the interaction of light with tissue, and eleven of these additional applications have now been issued as patents in the United States while others remain pending. The eleven additional United States patents expire on February 16, 2005, February 18, 2006, April 4, 2006, August 18, 2009, August 25, 2009,
June 6, 2011, July 8, 2013, July 11, 2014, December 26, 2012, August 29, 2014,
and December 15, 2014, respectively. Although the Company believes and asserts that one or more of its issued patents cover some of the underlying technology used in the Cerebral Oximeter, there can be no assurance that any such assertion would be successful, and only seven of the issued patents expressly refer to examination of the brain or developments involving the Cerebral Oximeter. If the Company files additional applications, there can be no assurance that any such applications will be allowed or that any issued patents would be upheld or afford meaningful protection against competition.

Furthermore, many patents have previously been issued to others involving optical spectroscopy and the interaction of light with tissue, some of which relate to the use of optical spectroscopy in the area of cranial metabolism monitoring, the primary use of the Cerebral Oximeter. No patent infringement claims have been asserted against the Company, but it has not obtained an opinion from its patent counsel that the Cerebral Oximeter does not infringe any of the numerous patents already issued. If it were determined that the Company's products infringed any claims of an issued patent, the Company could be enjoined from making or selling such products or forced to obtain a license in order to continue the manufacture or sale of the product involved, requiring payment of a licensing fee or royalties of unknown magnitude on sales of the product. In addition, the Company could be liable for substantial damages, and even the defense of patent litigation can be extremely expensive. There can be no assurance that if any such license were required, it would be available, or available on terms acceptable to the Company. There can be no assurance that claims for infringement will not be asserted against the Company. Any inability to obtain required licenses on favorable terms, or at all, would adversely affect the Company's business.

The Company's patents are basically directed to methods and apparatus for introducing light into a body part and receiving, measuring and analyzing the resulting light. The patented methods also involve determining and analyzing the light transmissivity of various body parts of a single subject, as well as of body parts of different subjects, which provides a standard against which a single subject can be compared. Certain of these and other developments of the Company enable the Cerebral Oximeter to monitor oxygen saturation changes and reduce extraneous information from bone, muscle and other tissue in the region being measured.

In addition to its patent rights, the Company has obtained U.S. Trademark Registrations for its trademarks "SOMANETICS," "SOMAGRAM," "INVOS," "SOMASENSOR" and "WINDOW TO THE BRAIN," and has also obtained registrations of its basic mark, "SOMANETICS," in thirteen foreign countries.

The Company also relies on trade secret, copyright and other laws to protect its technology, but believes that neither its patents nor other legal rights will necessarily prevent others from developing or from using similar or related technology to compete against the Company's products. Moreover, the Cerebral Oximeter might be susceptible to reverse engineering, allowing competitors to obtain the Company's proprietary technology. The Company is aware that a number of companies are interested and may have patents in similar or related technological areas involving interaction of light with tissue.

There can be no assurance that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patents owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity of a patent and prevent infringement can be very substantial and could be beyond the Company's means even if the Company could otherwise prevail. Furthermore, there can be no assurance that others will not independently develop similar technologies, duplicate the Company's technology or design around the patented aspects of the Company's technology or that the Company will not infringe patents or other rights owned by others.

REGULATION

Because the Company distributes "medical devices" as defined under the Federal Food, Drug, and Cosmetic Act ("FD&C Act"), the Company and its products are subject to regulation by the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products. Accordingly, the Company is required to comply with FDA regulations governing the manufacture, distribution and labeling of its products. This includes certain Good Manufacturing Practice ("GMP") regulations in the processing or manufacture of the devices. States and foreign countries could have similar requirements. In addition, the Company is subject to periodic inspections by the FDA, and may be subject to inspections by state and foreign agencies. If the FDA believes that its legal requirements have not been fulfilled, it has extensive enforcement powers, including the ability to bar products from the market, to prohibit the operation of manufacturing facilities and to require recalls of devices from customer locations.

Before being distributed commercially, the Company's medical devices must undergo FDA review of a pre-market notification ("510(k)"). A 510(k) is submitted in instances where the manufacturer claims that the device in question is "substantially equivalent" to a legally marketed device. A manufacturer must file a 510(k) with the FDA at least 90 days before it proposes to distribute the device commercially. The FDA can determine whether the device is or is not equivalent to a legally marketed device within this 90-day period, although this process generally takes longer than 90 days. A device requiring a 510(k) may not be marketed in the United States until FDA clearance has been obtained.

In a Notice of Adverse Findings letter dated February 22, 1988, the FDA notified the Company that certain of its GMP's with regard to the processing and assembly of the INVOS 2100 were deficient. The Company also underwent an FDA GMP audit in 1992. The Company believes it corrected any noted deficiencies to the FDA's satisfaction.

During 1985, the Company applied for and received 510(k) clearance to market its SOMA 100 device as an adjunctive technique for the evaluation of the breast. The SOMA 100 was considered by the FDA to be substantially equivalent to other legally marketed transillumination devices. The Company was not required to perform clinical trials to obtain 510(k) clearance of its SOMA 100 device. The INVOS 2100 was an update of the SOMA 100. The Company did not submit a new 510(k) pre-market notification to the FDA because the Company believed the changes made in the INVOS 2100 version were not significant and did not affect the safety or effectiveness of the device.

In 1988, the FDA advised the Company of its belief that the claims in the Company's advertising and packaging for the INVOS 2100 with regard to the system's ability to determine or assess the risk of breast cancer were not covered by the FDA 510(k) clearance for the device. The Company received a letter dated August 3, 1994, from the FDA warning manufacturers of breast transillumination devices that these devices are in violation of the Federal Food Drug and Cosmetic Act in that their labeling is false or misleading and fails to bear adequate directions for use. The FDA requested the Company to inform FDA of steps taken with regard to future production and distribution and with regard to previously distributed devices. The Company responded to the FDA by explaining the INVOS 2100 had not been available for sale by the Company commercially or otherwise since January, 1989. The Company had not received any correspondence or inquiries regarding the INVOS 2100 since fiscal 1991 (other than the August 3, 1994 letter from the FDA) and believes the devices currently in the domestic marketplace are no longer used, based on the manner in which the unit is to be used and the instructions in the user manual. The Company believes no further action is required.

For a history and a description of the current FDA clearance to market the Cerebral Oximeter in the United States, see "Recent Developments - Products and Marketing".

There can be no assurance that the Cerebral Oximeter will be successfully or profitably marketed by the Company. There can be no assurance that if and when any additional products are developed by the Company, they will receive FDA clearance. If any clearances are denied or rescinded, sales of the Company's products in the United States would be prohibited during the period the Company does not have such clearances. In such cases the Company would consider shipping its products internationally and/or assembling them overseas if permissible, and if the Company determines its product to be ready for commercial shipment. The FDA's current policy is that a medical device not in commercial distribution in the United States, but which needs a 510(k) substantially equivalent determination to be entered into domestic commercial distribution, can be exported without the submission of an export request and prior FDA clearance provided that (i) a Company believes the device can be found to be substantially equivalent through a 510(k) submission; (ii) the device is intended for export; (iii) the device is in accord with the specifications of the foreign purchaser, and (iv) other conditions of the export provisions of the Food, Drug and Cosmetic Act have been met.

INSURANCE

Because the Cerebral Oximeter is intended to be used in critical care hospital units with patients who may be seriously ill or may be undergoing dangerous procedures, the Company may be exposed to serious potential product liability claims. From time to time, patients on whom the Cerebral Oximeter is being used will sustain injury or death relating to his or her medical treatment or condition. If litigation is initiated because of such injury, the Company may be sued, and regardless of whether it is ultimately determined to be liable, the Company may incur significant legal expenses. In addition, product liability litigation could damage the Company's reputation and therefore impair its marketing ability. Such litigation could also impair the Company's ability to retain products liability insurance or make such insurance more expensive.

The Company has obtained products liability insurance along with an umbrella policy. The Company also maintains coverage for property damage or loss, general liability, business interruption, travel-accident, directors' and officers' liability and workers' compensation. Such insurance is costly and even though it has been obtained, there can be no assurance that the amount of insurance carried by the Company will be sufficient to protect it fully in the event of a major defect in the Cerebral Oximeter.

EMPLOYEES

At January 17, 1997, the Company had 37 employees and four consultants. The Company expects to increase its workforce in 1997 as it resumes sales and marketing activities in the United States, including two additional sales and marketing employees expected to be hired in the first fiscal quarter of 1997, and 11 additional employees in fiscal 1997 (one in Management, two in Administration, four more in Sales and Marketing, one in Medical Affairs, one in Quality Control, one in Manufacturing, and one in Service). The Company believes that its future success is dependent, in large part, on its ability to attract and retain highly qualified management, marketing, technical and administrative personnel. The Company's ability to retain existing employees and attract new employees may be adversely affected by its current financial situation.

The Company's employees are not represented by a union or subject to a collective bargaining agreement. The Company believes that its relations with its current employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company is located in Troy, Michigan and has no other locations. The Company's export sales for the fiscal years ended November 30, 1996, 1995 and 1994 were approximately $745,000, $1,336,000 and $938,500, respectively.

ITEM 2. PROPERTIES

The Company has entered into a lease expiring December 31, 1997, for 23,392 square feet of office, assembly and warehouse space in a stand-alone building in Troy, Michigan. Approximately 12,000 square feet is office space for administration, including sales and marketing, engineering, accounting and other administrative activities. On July 22, 1994, the Company extended the lease of its office, assembly and warehouse space through December 1997. The minimum lease payments as of November 30, 1996 through the end of the extended lease, including the option period, total $199,000, excluding other occupancy costs. The Company leases this building to accommodate its anticipated needs for space, especially in light of the Company's decision to assemble the Cerebral Oximeter itself. The Company believes that, depending on sales of the Cerebral Oximeter, its current facility is more than suitable and adequate for its current needs, including assembly of the Cerebral Oximeter by the Company and conducting Company operations in compliance with prescribed FDA/GMP guidelines, and will allow for substantial expansion of the Company's business and number of employees. The Company has subleased a portion of its warehouse space on a month-to-month basis for $2,700 per month.

ITEM 3. LEGAL PROCEEDINGS

For a description of a suit filed by a shareholder of the Company on March 14, 1994 in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company, four current and former directors and four other officers, former officers or employees of the Company in an action captioned Jacobson, et al v. Somanetics Corporation, et al, and the settlement of that lawsuit in fiscal 1996, see Note 7 of Notes to Financial Statements included in Item 8 of this Report, which description is incorporated in this Item 3 by reference.

For a description of a suit filed by another shareholder of the Company on April 25, 1994 in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company and Gary D. Lewis, former Chairman of the Board, in an action captioned Benjamin Langford v. Somanetics Corporation and Gary D. Lewis, see
Note 7 of Notes to Financial Statements included in Item 8 of this Report, which description is incorporated in this Item 3 by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 1996.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers of the Company and the positions held by them are as follows:


                  Executive
                   Officer
      Name          Since      Age                Position
      ----        ---------    ---                --------
Bruce J. Barrett     6/94      37   President and Chief Executive Officer
Raymond W. Gunn      2/91      38   Executive Vice President, Chief Financial
                                    Officer, Treasurer and Secretary

Officers of the Company serve at the discretion of the Board of Directors.

BIOGRAPHICAL INFORMATION

Effective June 1, 1994, Bruce J. Barrett became the Company's President and Chief Executive Officer. Mr. Barrett previously served, from June 1993 until May 31, 1994, as the Director, Hospital Products Division for Abbott Laboratories, Ltd., a health care equipment manufacturer and distributor, and from September 1989 until May 1993 as the Director, Sales and Marketing for Abbott Critical Care Systems, a division of Abbott Laboratories, Inc., a health care equipment manufacturer and distributor. From September 1981 until June 1987, he served as the group product manager of hemodynamic monitoring products of Baxter Edwards Critical Care, an affiliate of Baxter International, Inc., another health care equipment manufacturer and distributor. Mr. Barrett has been a director of the Company since June 1, 1994.

Mr. Raymond W. Gunn, CPA, has served as the Company's Executive Vice President and Secretary since May 1993 and as its Chief Financial Officer and Treasurer since February 1991. From November 1992 to May 1993, he served as the Company's Vice President, Finance and Administration and Assistant Secretary. From February 1991, to November 1992, Mr. Gunn served as the Company's Vice President, Finance. Prior experience includes a financial manager with Pulte Home Corporation and a senior accountant with Deloitte Haskins & Sells.

Messrs. Gunn and Barrett are each parties to employment agreements with the Company pursuant to which they are required to be elected to the offices with the Company they currently hold.

                                    PART II


             ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

             The Company's Common Shares trade in the over-the-counter market and are quoted in the National Association of Securities
             Dealers, Inc. Automated Quotation ("NASDAQ") System under the trading symbol SMTS. On November 30, 1994, the Company's securities were delisted from The Nasdaq Stock Market and were traded in the over-the-counter market. As of December 27, 1994, the Common Shares were re-listed on, and are quoted in, The Nasdaq SmallCap Market. The following table sets forth high and low closing bid quotations for the Company's securities as reported by
             NASDAQ:


                                                                COMMON
                                                                SHARES
                                                             ------------
                        FISCAL YEAR ENDED NOVEMBER 30, 1995   HIGH    LOW
                        -----------------------------------  -----  -----
                        FIRST QUARTER 2/28/95                $1.31  $ .75
                        SECOND QUARTER 5/31/95               $1.81  $1.13
                        THIRD QUARTER 8/31/95                $1.81  $ .88
                        FOURTH QUARTER 11/30/95              $ .94  $ .50

                        FISCAL YEAR ENDED NOVEMBER 30, 1996   HIGH    LOW
                        -----------------------------------  -----  -----
                        FIRST QUARTER 2/29/96                $1.75  $ .41
                        SECOND QUARTER 5/31/96               $2.50  $1.00
                        THIRD QUARTER 8/31/96                $4.00  $1.44
                        FOURTH QUARTER 11/30/96              $2.31  $1.25

             The bid quotations set forth above reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

             The number of record holders of the Company's Common Shares at January 17, 1997, was 613.

             The Company has never paid cash dividends on its Common Shares. The Company intends to retain future earnings, if any, to provide funds for the operation of its business and, accordingly, has no plans to pay cash dividends in the future.

             ITEM 6. SELECTED FINANCIAL DATA

             The following selected financial data as of November 30, 1996, 1995, 1994, 1993 and 1992, for each of the years in the five-year period ended November 30, 1996 and for the period from inception (January 15, 1982) through November 30, 1996 have been derived from the audited financial statements of the Company, certain of which appear in Item 8 of this Report together with the report of Deloitte & Touche LLP, independent auditors, whose report includes an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern. The selected financial data should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Report.




                                                                                                                  PERIOD FROM
STATEMENT OF                                                                                                       INCEPTION
LOSS DATA                                       FOR THE FISCAL YEAR ENDED NOVEMBER 30,                        (JANUARY 15, 1982)
                              ---------------------------------------------------------------------------       TO NOVEMBER 30,
                                  1996            1995            1994            1993            1992               1996
                                  ----            ----            ----            ----            ----               ----
Net Sales (1)                    $778,200      $1,335,970        $938,531      $1,547,412         $50,255         $ 5,728,932
Net loss                       (3,303,703)     (2,818,403)     (4,331,500)     (6,135,830)     (5,390,637)        (30,191,211)
Net loss per Common Share (2)        (.18)           (.17)           (.34)           (.57)           (.60)              (4.13)
Weighted average number
  of Common Shares
  outstanding (2)              18,667,506      16,843,681      12,697,427      10,678,743       9,052,101           7,311,014


                                                             NOVEMBER 30,
                              ---------------------------------------------------------------------------
BALANCE SHEET DATA                1996            1995            1994            1993            1992
                                  ----            ----            ----            ----            ----
Working capital                $3,861,775      $1,846,110      $2,981,968      $3,325,543      $8,776,412
Total assets                    4,671,741       2,861,255       4,326,528       5,141,679      10,309,832
Total liabilities                 618,142         567,600         807,939       1,038,602         834,824
Long-term debt and
  redeemable Convertible
  Preferred Shares                      0          19,843          19,843          59,843          79,843
Shareholders' equity (3) (4)    4,053,599       2,293,655       3,518,589       4,103,077       9,475,008

        (1)  The revenue recorded prior to the fiscal year ended
             November 30, 1991 consists primarily of product sales revenue from sales of the INVOS 2100. Marketing of the INVOS 2100 has been discontinued. Revenue recorded in the fiscal year ended November 30, 1992 and 1991, relates to the sale of Cerebral Oximeters primarily to specialty dealers for demonstration purposes only. Revenue recorded in fiscal years 1996, 1995, 1994 and 1993 relate primarily to the sale of Cerebral Oximeters and SomaSensors for commercial use. For a description of the current status of the Company's marketing efforts, the loss of, and regaining, FDA clearance to market the Cerebral Oximeter in the United States, and the resulting changes in the Company's operations, see "Recent Developments-Products and Marketing"; "Personnel"; and "Management's Discussion and Analysis of Financial Condition and

             Results of Operations-Liquidity and Capital Resources." Thus, the selected financial data presented above may not be indicative of the results to be expected for fiscal 1997.

        (2)  See Note 4 of Notes to Financial Statements included in
             Item 8 of this Report for information with respect to the calculation of per share data.

        (3) See Statements of Shareholders' Equity (Deficiency) of the Financial Statements included in Item 8 of this report for an analysis of Common Share transactions for the period from January 15, 1982 through November 30, 1996.

        (4) The Company believes its accumulated deficit has increased and shareholders' equity has decreased since November 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Somanetics Corporation is a development stage company formed to develop, manufacture and market processor-based medical diagnostic and patient monitoring equipment using INVOS technology. Since inception (January 15, 1982), the Company has incurred an accumulated deficit of $30,211,053 through November 30, 1996.

Net cash used in operations during fiscal 1996 was approximately $2,815,000. Cash was used primarily to (i) fund the Company's net loss, consisting primarily of selling, general and administrative expenses and research, development and engineering expenses (approximately $3,237,000, net of depreciation and amortization expense), and (ii) decrease accrued liabilities primarily due to (A) the reversal of the reserves to replace unpaid domestic Cerebral Oximeters and SomaSensors and upgrade the Cerebral Oximeters received,
(B) use of the reserves to replace international Cerebral Oximeters, and (C) payment of expenses and settlement costs associated with the class action lawsuits (approximately $162,000). These uses of cash were partially offset by
(i) a decrease in accounts receivable (approximately $252,000) primarily due to lower sales in fiscal 1996 and higher bad debt expenses, (ii) a decrease in other assets (approximately $88,000) primarily due to the elimination of deferred offering costs, and (iii) an increase in accounts payable (approximately $233,000) primarily due to increased expenses and inventory purchases in preparation for selling and marketing efforts in the United States combined with slower payment. Management expects working capital requirements to increase if sales increase.

Before the Company received FDA clearance to market the Cerebral Oximeter in the United States, several domestic distributors of the INVOS Cerebral Oximeter expressed their desire to terminate their distributor agreements with the Company. The Company did not believe that its distributor agreements required it to accept returns of products sold to distributors in connection with a termination of the distribution agreement. The Company, however, reserved for the uncollectibility of accounts receivable from such distributors.

The Company terminated 11 of its 15 domestic distributors in fiscal 1996, and currently has 6 United States distributors for its products and additional employees selling its products directly in the remaining territories. The Company entered into new distribution agreements with its four remaining and two new United States distributors on different terms and conditions, including different prices. It also hired 12 direct sales personnel in fiscal 1996. Because of the significant change in the composition of the Company's U.S. distributors, the change in the product being marketed by the U.S. distributors (the INVOS 3100A, rather than the INVOS 3100), and the changed terms and conditions applicable to the new and continuing distributors, the Company wrote off substantially all of its receivables from domestic distributors (including $68,000 from Somatek, Inc. plus the previously reserved amounts) in exchange for the return of their, and their customers', old INVOS 3100 Cerebral Oximeters and SomaSensors (which returns resulted in a $121,150 recovery of bad debts in fiscal 1996). Because the Company has more INVOS 3100 Cerebral Oximeters than it expects to sell in the next year, the Company recorded a reserve for the value of the devices in excess of one year's supply in fiscal 1996 (approximately $150,000).

The Company intends to upgrade the returned INVOS 3100 Cerebral Oximeters and sell them in countries that do not require compliance with the standards met by the INVOS 3100A Cerebral Oximeter. In addition, the Company intends to sell (rather than exchange) INVOS 3100A Cerebral Oximeters to United States distributors and customers who had not paid for the INVOS 3100 Cerebral Oximeters they returned to the Company. Therefore, in fiscal 1996, the Company reversed its $57,200 reserve for the extra cost of exchanging new INVOS 3100A Cerebral Oximeters with such persons for their old devices and for the costs of upgrading the old devices for resale. Continuing distributors and customers who paid for their INVOS 3100 Cerebral Oximeters were permitted to exchange their old devices for a new one. As a result, each distributor and customer only paid once and received a new model Cerebral Oximeter. The Company also reversed its $27,600 reserve for the cost of replacing SomaSensors recalled in 1993. The net effect of the foregoing on the Company's 1996 results of operations was an increase of approximately $12,000 in selling, general and administrative expenses.

Additional distributors might terminate their agreements with the Company or be terminated by the Company. Distributor terminations may increase the Company's costs. There can be no assurance that the Company will be able to replace distributors desiring to terminate their distribution agreements, engage distributors in additional territories, or retain its existing distributors. The Company's inability to engage, replace or retain distributors could have a material adverse effect on its ability to market and sell its product.

The Company's principal sources of operating funds have been the proceeds of equity and debt investments from sales of the Company's Common Shares and notes. See Statements of Shareholders' Equity (Deficiency) of the Company's Financial Statements included in Item 8 of this Report. These funds were used primarily to fund the Company's losses in connection with the development of the INVOS technology, the INVOS 2100, the INVOS Cerebral Oximeter and the related disposable SomaSensor. The Company believes that its accumulated deficit will continue to increase for the foreseeable future.

Effective February 28, 1996, the Company redeemed all of its outstanding Convertible Preferred Shares for $0.01 per share at a total redemption cost to the Company of approximately $20,000, and instead of the Convertible Preferred Shares formerly issuable upon the exercise of certain options, the Company will pay $0.01 to the person exercising such options for each Convertible Share otherwise receivable. Also, on March 19, 1996, all 144,339.66 outstanding Unit Purchase Options expired.

On April 2, 1996, the Company completed the placement of 571,200 Units, at a price of $2.50 per Unit, for gross proceeds of $1,428,000, through an offering complying with Regulation S
                                       32
under the Securities Act of 1933, as amended. The net proceeds to the Company, after deducting the placement agents' fee and the expenses of the offering, were approximately $1,284,000. Each Unit consists of two newly-issued Common Shares, par value $0.01 per share, and one warrant to purchase one Common Share.

The Warrants are immediately exercisable and transferable separately from the Common Shares. Each Warrant entitles the holder to purchase one Common Share at an initial exercise price of $1.75 per share, subject to adjustment, at any time through April 1, 2001, unless earlier redeemed. The Warrants are redeemable for $0.01 by the Company at any time if certain conditions are met; these conditions have not been met as of January 17, 1997.

The Company also granted the placement agent warrants to purchase 114,240 Common Shares at $1.25 per share exercisable during the four-year period beginning April 2, 1997.

During fiscal 1996, 146,000 warrants issued in the Company's 1995 Regulation S offering and exercisable at $2.00 a share, and 20,000 warrants issued in the Company's April 1996 Regulation S offering and exercisable at $1.75 a share, were exercised, and the Company paid the placement agent in such offerings a $16,350 fee in connection with those exercises. Also during fiscal 1996, the Company received approximately $75,000 from the exercise of employee stock options.

Also during fiscal 1994, two shareholders of the Company filed two purported class action lawsuits against the Company alleging various securities law violations, one which was settled in fiscal 1996. For a description of a suit filed by a shareholder of the Company on March 14, 1994 in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company, four of its present and former directors and four other officers, former officers or employees of the Company in an action captioned Jacobson, et al v. Somanetics Corporation, et al, and the settlement of that lawsuit, see Note 7 of Notes to Financial Statements included in Item 8 of this Report.

On September 26, 1996, the remaining 30,983 outstanding Class M Warrants were exercised for $0.95 a common share, and on November 14, 1996, the remaining 5,001 outstanding non-redeemable Class B Warrants expired.

On November 6, 1996, Gary D. Lewis paid the Company $175,000 (the outstanding principal amount of the loan at the time) in full satisfaction of all of his obligations under the loan made by the Company to him on February 1, 1993, and the Company discharged the second mortgage and released the security interests securing the loan and wrote off approximately $29,750 of accrued interest with respect to that loan.

Effective November 14, 1996, the Company redeemed all of its outstanding redeemable Class B Warrants for $0.05 per warrant at a total redemption cost to the Company of approximately $204,000.

Also, on November 21, 1996, the Company completed the placement of 3,668,413 newly-issued Common Shares, par value $0.01 per share, at a price of $1.15 per share through an offering complying with Regulation S under the Securities Act of 1933, as amended. The net proceeds to the Company, after deducting the placement agents' fee, the expenses of the offering and $129,318 of other deferred offering costs, were approximately $3,568,000.

As of November 30, 1996 the Company had working capital of $3,861,775, and cash and cash equivalents of $3,291,911, total current liabilities of $618,142 and shareholder's equity of $4,053,599. The Company has no loan commitments.

The Company expects that its primary needs for liquidity in fiscal 1997 will be
(i) to fund its losses and sustain its operations, including funding (a) marketing costs for the Cerebral Oximeter; (b) additional sales and marketing, manufacturing, service, quality control, medical affairs, management and administrative personnel expected to be hired in fiscal 1997; (c) further development and testing of enhancements to, and product extensions of, the Cerebral Oximeter; and (d) additional research and development projects, and
(ii) for working capital, including increased accounts receivable and inventories of components and sales units to satisfy expected commercial sales orders. In addition, management has budgeted approximately $120,000 for capital expenditures during fiscal 1997.

As a result of the Company's ability to market and sell the Cerebral Oximeter in the United States, the Company has increased its operating costs and workforce from 20 employees as of November 30, 1995, to 32 employees as of November 30, 1996. In addition, the Company has budgeted to add 18 sales and marketing, medical affairs, management, manufacturing, service, quality control, and administrative employees in fiscal 1997, five of which have been hired as of January 17, 1997 and an additional two of which are expected to be hired in the first quarter of fiscal 1997. As a result of such increases, the Company believes that the cash and cash equivalents on hand at November 30, 1996 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the third quarter of fiscal 1997. By that time the Company will be required to raise additional cash either through additional sales of products, through sales of securities, by incurring additional indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

The expected use of the Company's cash and cash equivalents are based on certain estimates and assumptions made by the Company. Such estimates and assumptions are subject to change as a result of actual experience and there can be no assurance that actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop enhancements to, and product extensions of, the Cerebral Oximeter, to conduct research and development concerning additional potential applications of INVOS technology and related technologies and for working capital will not be substantially greater than current estimates.

On November 22, 1993, the Company received notification that the FDA had rescinded the Company's previous 510(k) clearance to market the INVOS Cerebral Oximeter. As a result, all commercial sales of the Company's products were suspended and the Company notified its

United States distributors to stop selling the Cerebral Oximeter and to advise their customers to stop using the device. In February 1994, the Company resumed marketing its products in several foreign countries, including Japan, its largest market outside the United States. On June 6, 1996 the Company received clearance from the FDA to market the Cerebral Oximeter in the United States. The Company's current financial condition and recent results of operations and the status of its product marketing efforts and sales have been affected by the process of obtaining such clearance.

As of January 17, 1997, the Company had 26 international distributors, 6 domestic distributors, 16 direct sales personnel and 1 international sales consultant. During fiscal 1996, the Company sold its products to 14 of its international distributors and devoted most of its United States marketing to entering into distribution agreements with distributors, hiring direct sales personnel and replacing existing Cerebral Oximeters with the INVOS 3100A Cerebral Oximeter. There can be no assurance that the Company will be successful or profitable in marketing the Cerebral Oximeter and the related SomaSensor.

The Company does not believe that product sales will be sufficient to fund the Company's operations in fiscal 1997.

The Company has entered into a Letter Agreement, dated as of January 10, 1997, pursuant to which the Company has exclusively retained a managing underwriter to underwrite a proposed public offering by the Company of 1,200,000 newly-issued Common Shares (subject to, and after giving effect to, the proposed one-for-ten reverse stock split being submitted for shareholder approval at the 1997 Annual Meeting of Shareholders). The Company has also agreed to grant the underwriter an option to purchase an additional 180,000 Common Shares to cover over-allotments and a five-year warrant to purchase an amount of shares equal to 10% of the Common Shares sold in the offering at an exercise price equal to 120% of the purchase price for the Common Shares in the offering. Among other things, the offering is contingent on consummation of the reverse split and the satisfactory completion of a due diligence investigation of the Company by the underwriter and its agents. Any such offering will be made only by means of a prospectus. In addition, the type and amount of security, if any, that might ultimately be issued in any such offering have not yet been definitively determined and will be dependent on negotiations with the underwriter, market conditions and management's then current estimate of the proceeds necessary or desired to sustain the Company's operations. There can be no assurance that such offering will occur or that the Company will be able to raise any capital or capital in amounts it desires, or on terms and conditions acceptable to the Company.

Also as of November 30, 1996, there were 604,000 redeemable warrants outstanding, exercisable at $2.00 a share until July 13, 2000, and 551,200 redeemable warrants outstanding exercisable at $1.75 a share until April 1, 2001. These warrants were issued in the Company's 1995 and April 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of January 17, 1997. In addition, the placement agents and their transferees hold warrants to purchase 529,700 Common Shares exercisable at $1.25 a share, 150,000 warrants exercisable at $1.44 a share, and 114,240 warrants exercisable at $1.25 a share. There can be no assurance that additional warrants will be exercised and it is unlikely that they will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

The Company has no loan commitments.

There can be no assurance that even if the Company receives additional capital, it will be able to achieve the level of sales necessary to sustain its operations. There can be no assurance that the Company will be able to obtain any funds on terms acceptable to the Company and at times required by the Company through sales of the Company's products, sales of securities or loans in sufficient quantities. The report of the Company's Independent Auditors contains an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern. See "Independent Auditors Report" accompanying the Financial Statements in Item 8 of this Report.

For a description of a lawsuit alleging various securities law violations filed by a shareholder of the Company on April 25, 1994 in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company and Gary D. Lewis, former Chairman of the Board, in an action captioned Benjamin Langford v. Somanetics Corporation and Gary D. Lewis, see Note 7 of Notes to Financial Statements included in Item 8 of this Report.

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

The Company's ability to use its accumulated net operating loss carryforwards to offset future income, if any, for income tax purposes, is limited due to the Initial Public Offering ("IPO") of its securities in March 1991. See Note 6 of Notes to Financial Statements included in Item 8 of this Report.

RESULTS OF OPERATIONS

Since the Company's inception (January 15, 1982) its primary activities have consisted of research and development of the INVOS technology, the INVOS 2100, the INVOS Cerebral Oximeter and the related disposable SomaSensor. The Company is in the development stage and has accumulated losses of $30,191,211.

During the fiscal years ended November 30, 1996, 1995 and 1994, the Company recognized revenues of $778,200, $1,335,970 and $938,531, respectively. The decrease in sales for the year ended November 30, 1996 was primarily attributable to a more than 20% decrease in the average selling price of commercial Cerebral Oximeters to distributors and reduced shipments to Europe and to Baxter Limited in Japan. The increase in sales for the year ended November 30, 1995, as compared to the year ended November 30, 1994, can be attributed to sales to Baxter Limited, the Company's distributor in Japan, and increased sales to distributors in South America, partially offset by lower sales to the Company's former Japanese distributor in the first quarter and the sale of refurbished older model Cerebral Oximeters at substantially lower prices than new model Cerebral Oximeters. Approximately 96%, 100% and 100% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively, were export sales. Sales of refurbished units, commercial units and SomaSensors comprised approximately 14%, 63% and 23%, respectively, of the Company's fiscal year 1996 sales, 10%, 74% and 16%, respectively, of the Company's fiscal year 1995 sales and 0%, 84% and 16%, respectively, of the Company's fiscal year 1994 sales.

Two international distributors accounted for approximately 62% and 15%, respectively, of total revenues for fiscal year 1996, approximately 53% and 13%, respectively, of total revenues for fiscal year 1995 and approximately 43% and 10% of total revenues for fiscal year 1994. The Company terminated its Japanese distributor effective January 28, 1995. On March 15, 1995, the Company announced the engagement of Baxter Limited as its exclusive distributor in Japan. On April 10, 1995, the Company received its license from the Japanese Ministry of Health and Welfare to market its product in Japan.

As described above in "Liquidity and Capital Resources", all commercial sales were suspended in late November 1993, upon notification from the FDA that it was rescinding the Company's 510(k) clearance. The Company resumed international sales in February 1994, and the Company received 510(k) clearance to market the Cerebral Oximeter in the United States in June 1996. For descriptions of (i) the Company's resumption of international sales, (ii) changes in the Company's distributors, (iii) the Company's receipt of 510(k) clearance in 1996, and (iv) the Company's need to raise additional capital to sustain operations, see "Liquidity and Capital Resources."

There can be no assurance that the publication of adverse results from research regarding the Cerebral Oximeter, the FDA's rescission of the Company's 510(k) clearance for the Cerebral Oximeter and the Company's financial condition will not adversely affect the Company's reputation or its ability to market and sell its device.

The Company expects Cerebral Oximeter sales to increase from fourth quarter 1996 levels. The Company expects to hire direct sales personnel in the first quarter of fiscal 1997. No assurance can be given that sales of the Cerebral Oximeter and SomaSensor will provide sufficient cash to fund the Company's operations, and the Company does not believe that product sales will provide sufficient cash to fund the Company's operations in the first quarter ending February 28, 1997. The Company expects sales of the disposable SomaSensor to become a larger portion of the Company's revenues in the future after the Company sells a significant number of Cerebral Oximeters to its distributors and they are resold to hospitals.

Gross margin as a percentage of revenues in fiscal 1996 was approximately 49% and in each of the fiscal years 1995 and 1994 was approximately 51%. Gross margin as a percentage of
                                       37
revenues decreased in fiscal 1996 from fiscal 1995 primarily because 14% of total revenues in fiscal 1996 consisted of sales of refurbished Cerebral Oximeters, which are sold approximately at cost, thereby reducing overall gross margin, lower average selling prices for commercial Cerebral Oximeters and an increase in the cost of the SomaSensor, partially offset by an approximately 10% decrease in materials cost for the Cerebral Oximeter in fiscal 1996. Excluding sales of refurbished units, gross margins were relatively unchanged from fiscal 1995 to fiscal 1996; lower material costs for the Cerebral Oximeter were offset by the lower average selling prices for commercial Cerebral Oximeters and the increased cost of the SomaSensor. Comparing fiscal 1995 gross margins to fiscal 1994 gross margins, lower initial manufacturing, tooling and engineering costs in fiscal 1995, the reduced level of personnel in fiscal 1995 and the higher level of sales over which fixed costs of sales were spread in fiscal 1995, were offset by an increased allocation of overhead costs in fiscal 1995, as a result of the reallocation of space and indirect labor required for manufacturing, increased costs of the SomaSensor in fiscal 1995 and the sale of refurbished units in fiscal 1995 approximately at cost, thereby reducing overall gross margins.

The direct and indirect costs to manufacture Cerebral Oximeters are expected to decline as a percentage of sales as and if (i) the Company increases sales, production and volume purchases, and (ii) the Company ceases to incur non-recurring tooling and manufacturing charges. Any new products or enhancements developed during fiscal 1997 might increase such costs. In addition, margins might be favorably impacted if direct sales by the Company in the United States increase the Company's average selling price of its products. However, sales of refurbished devices in 1997 could have an adverse impact on gross margins.

The Company incurred research, development and engineering expenses of $235,354, $285,893 and $549,737 for the years ended November 30, 1996, 1995 and
1994, respectively. The decrease in fiscal 1996 is primarily attributable to an approximately $70,000 charge in fiscal 1995 to engineering expenses for obsolete purchased parts inventory relating to engineering design changes to the Cerebral Oximeter model designed to comply with TUV, partially offset by increased consulting fees in fiscal 1996 in connection with new product development since the Company received 510(k) clearance for the Cerebral Oximeter. The decrease in fiscal 1995 is attributable to reductions in research, development, and engineering personnel from three at November 30, 1994 to two at November 30, 1995, decreased engineering consulting services and clinical testing in fiscal 1995 (incurred in 1994 in connection with preparing the Cerebral Oximeter Model 3100A for commercial sale and in connection with the Company's 510(k) application), and discontinued development of extensions of and enhancements to the Cerebral Oximeter and other INVOS technology (except for the INVOS 3100A Cerebral Oximeter), partially offset by an approximately $70,000 charge in the second quarter to engineering expenses for obsolete purchased parts inventory relating to engineering design changes to the INVOS 3100A Cerebral Oximeter and costs associated with the issuance of two patents relating to the Company's INVOS technology and Cerebral Oximeter.

Research, development and engineering activities in fiscal 1996 consisted primarily of defending the previous 510(k) applications, preparing and filing a new 510(k) application in February 1996, developing improvements to the SomaSensor, completing modifications to the INVOS Cerebral Oximeter requested by the FDA, beginning development of product-line extensions of the Cerebral Oximeter for use on children and newborns in operating rooms and intensive care units and enhancements to the Cerebral Oximeter, and, through NeuroPhysics, researching the feasibility and developing prototypes of four new products.

Research, development and engineering expense in fiscal 1995 is attributable to
(i) the salaries and wages of research, development and engineering personnel, engaged primarily in engineering improvements to the disposable SomaSensor,
(ii) evaluating the results of the clinical trials that support the 510(k) submission, (iii) preparing and defending the new 510(k) application, (iv) working to gain the CE mark and CSA and UL certifications for the Cerebral Oximeter, and (v) material costs.

Research, development and engineering expense in fiscal 1994 consisted primarily of (i) salaries and wages of research, development and engineering personnel, engaged primarily in developing the Cerebral Oximeter model designed to comply with TUV, as well as improvements to the disposable SomaSensor, designing protocols for, and evaluating the results of, the clinical trials that support the 510(k) submission, (ii) consulting fees, (iii) material costs and (iv) testing fees.

The Company expects research, development and engineering expense to increase for fiscal 1997 as a result of the two persons hired in fiscal 1996 after the second quarter to support new projects and the one person planned to be hired in fiscal 1997 in Medical Affairs and increased new product development and testing efforts. The Company and expects to incur research, development and engineering expense to develop and test product extensions of the Cerebral Oximeter for use on children and newborns in operating rooms and intensive care units, enhancements to the Cerebral Oximeter and other uses of the Company's INVOS technology and related technologies. The Company has entered into a Consulting Order with NeuroPhysics Corporation pursuant to which the Company is supporting NeuroPhysics' research into the feasibility and development of prototypes of four new products. See Item 1 of this Report under the caption "Business-Recent Developments-Products and Marketing." The Company expects this order to increase its research and development expenses by approximately $11,000 a month.

Selling, general and administrative expenses for the years ended November 30, 1996, 1995, and 1994, totaled $3,549,939, $3,302,751 and $4,346,858, respectively. The increase for fiscal 1996 is primarily attributable to a $217,000 increase in selling-related expenses, one-time charges of $175,000 for write-downs of excess refurbished and obsolete inventory, an increase in non-productive, indirect labor and overhead of $197,000, a $71,000 increase in warranty expenses, and increases in shareholder relations and various fees of $25,000, partially offset by a decrease of $237,000 in salaries and wages, a $25,000 decrease in professional fees, a $134,000 decrease in occupancy costs principally due to the expiration of operating leases and a decrease in depreciation and amortization expenses of $67,000.

The $121,500 bad debt recovery (resulting from the returns of INVOS 3100 Cerebral Oximeters by domestic distributors whose receivables had been written off), $57,200 reversal of the reserve for the extra cost of exchanging new INVOS 3100A Cerebral Oximeters for INVOS 3100 Cerebral Oximeters held by domestic distributors who had not yet paid for their devices, and the cost of upgrading the old devices, and $27,600 reversal of the reserve for replacing SomaSensors recalled in 1993, were partially offset by a $150,000 reserve accrued for excess INVOS 3100 Cerebral Oximeters in inventory and obsolete inventory and a $46,000 reserve for doubtful accounts taken in connection with receivables from some foreign distributors. These amounts are included in Selling, General and Administrative expenses for fiscal 1996.

The decrease in selling, general and administrative expenses for fiscal year 1995 as compared to fiscal year 1994 is primarily due to a $542,000 reduction in legal and accounting fees, a $254,000 reduction in salaries, wages and related expenses, a $76,000 reduction in depreciation expense as a result of some assets becoming fully depreciated, a $58,000 reduction in facility expenses, and a $51,000 reduction in expenses to get sales, partially offset by the $72,000 settlement with a former distributor in Japan.

Salaries, wages, and related expenses, including expenses for temporary employees and outside consulting services, decreased approximately $237,000 for the year ended November 30, 1996 over the year ended November 30, 1995, primarily due to a reduction in payroll and related benefits of $340,000, partially offset by an increase in temporary and contract labor of approximately $38,000, an increase in consulting services of approximately $46,000 and a net increase in other related expenses of approximately $19,000.

Salaries, wages, and related expenses, including expenses for temporary employees and outside consulting services, decreased approximately $254,000 for the year ended November 30, 1995 over the year ended November 30, 1994, primarily due to a reduction in consulting expenses of $83,000, and a $112,000 reduction in payroll and related benefits. The decrease in payroll and related benefits is the result of a reduction in workforce from 26 employees at November 30, 1994, to 20 employees at November 30, 1995.

The Company expects salaries, wages and related expenses to increase approximately $2.4 million in 1997 because of additional employees and consultants. During fiscal 1996 after May 31, 1996 the Company hired 16 employees and four consultants. During fiscal 1997, the Company has budgeted to add 18 sales and marketing, medical affairs, management, manufacturing, service, quality control, and administrative personnel. The Company expects to incur these expenses before receiving substantially increased proceeds from sales of its products, and such expenses will continue even if revenues do not increase. Therefore, in the short-run, they are expected to increase the Company's net losses.

Selling expenses including expenses for travel, entertainment, marketing, clinical research, and industry trade show participation increased approximately $217,000 for the year ended November 30, 1996 over fiscal 1995, primarily due to the increased provision of Cerebral Oximeters for clinical research ($82,000), the costs associated with equipping direct U.S. sales personnel with demonstration equipment ($75,000) and the added cost of promotional equipment and materials in the U.S. ($134,000). Such increases were partially offset by a decrease in travel and related expenses of $73,000, due to fewer international trips and 2 fewer employees in sales and marketing for approximately seven months of the fiscal year.

Selling expenses including expenses for travel, entertainment, marketing, clinical research, and industry trade show participation decreased approximately $51,000 for the year ended November 30, 1995 over the same period in 1994, primarily due to the $115,400 accrual in fiscal 1994 in connection with the plan to replace INVOS 3100 Cerebral Oximeters with Cerebral Oximeters designed to comply with TUV, clinical trial expenses in fiscal 1994 associated with the 510(k) filed on February 1, 1995, and a reduction in advertising expenses in fiscal 1995, partially offset by an increase in trade show participation and travel expenses.

Selling, travel, entertainment, marketing, clinical research, industry trade show participation and related expenses are expected to increase approximately $375,000 in fiscal 1997 in connection with (i) supporting the Company's domestic distributor network, (ii) resumed marketing in the United States,
(iii) engaging and training additional direct sales personnel, (iv) supporting the Company's international distributor network and increased selling efforts in international markets, and (v) commencing and maintaining the marketing clinical studies to support the clinical utility of the Cerebral Oximeter in a variety of procedures. Clinical research expenses are also expected to increase if and when the Company tests product extensions of the Cerebral Oximeter in a clinical setting. During 1997, the Company expects to participate in several international and domestic trade shows and conventions, increase support to existing distributors, add additional international distributors and increase product awareness through advertising and promotional campaigns.

For the fiscal year ended November 30, 1996, as compared to the fiscal year ended in 1995, professional fees and expenses decreased approximately $25,000, primarily as a result of a reduction in professional fees and related expenses incurred in connection with the obtaining 510(k) clearance for the Cerebral Oximeter and lower patent fees. As of November 30, 1996, the Company had accrued approximately $102,000 in legal and accounting fees. See Notes 5 and 7 of Notes to Financial Statements included in this report.

For the fiscal year ended November 30, 1995, as compared to the fiscal year ended in 1994, professional fees and expenses decreased approximately $542,000, primarily as a result of a reduction in professional fees and related expenses incurred in connection with the FDA's rescission of the Company's 510(k) and the related impact on the Company's regulatory filings and lower patent fees. As of November 30, 1995, the Company had accrued $75,702 in legal and professional fees.

The Company's monthly office expenses, including lease commitments, supplies, subscriptions, equipment rentals and related expenses decreased approximately $134,000 for the year ended November 30, 1996, over the year ended November 30, 1995, primarily due to the reduction in personnel and the expiration of operating lease commitments ($103,000). The Company expects these expenses to increase as the Company hires additional personnel. For the year ended November 30, 1995, over the year ended November 30, 1994, a $79,000 reduction was due primarily to the reduction in personnel and the expiration of operating lease commitments.

Interest expense for the fiscal years ended November 30, 1996, 1995, and 1994 totaled $449, $772 and $3,892, respectively. Interest expense incurred during fiscal year 1996 was due to the bridge loan of $205,000 from Rauscher Pierce & Clark, Inc., used to redeem the Class B Warrants on November 14, 1996. The bridge loan and related interest were paid out of the proceeds of the Regulation S offering on November 21, 1996. Interest incurred in fiscal 1995 and 1994 is primarily due to the secured note payable to a bank incurred during November 1991.

Interest income totaled $61,603, $94,769 and $68,290, for the years ended November 30, 1996, 1995 and 1994, respectively. The decrease in interest income for the fiscal year ended November 30, 1996 and 1995 over the fiscal years ended November 30, 1995 and 1994, respectively, is primarily due to the use of cash in operations, partially offset by interest income from the investment of the cash received from the Regulation S offerings in November 1996, April 1996, July 1995 and August 1994. The Company expects interest income to decrease as the Company uses cash in its operations.

Other income increased to $27,372 in fiscal 1996, primarily as a result of sublease income received on a portion of the Company's facilities.

In March 1995, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires the Company to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS 121 is effective for the Company's 1997 fiscal year. The Company is evaluating the impact of the new standard on its financial position, results of operations, and cash flows and expects the effect to be immaterial.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation" which also will be effective for the Company's 1997 fiscal year. The Company does not expect SFAS 123 to have a material impact on its financial position, results of operations, or cash flows. SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or it allows companies to continue to apply the existing accounting rules under APB Opinion 25 "Accounting for Stock Issued to Employees," but requires additional financial footnote disclosure. The Company expects to continue to account for stock-based compensation arrangements under APB Opinion 25 and will include additional footnote disclosure in its fiscal 1997 annual report.

EFFECTS OF INFLATION

The Company does not believe that inflation has had a significant impact on its financial position or results of operations in the past three years.

Each of the above statements regarding future revenues or expenses may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and the factors set forth under the caption "Risk Factors" in the prospectus included in the Company's Registration Statement on Form S-3 (file no. 33-60260).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent Auditors' Report


To the Board of Directors and Shareholders of Somanetics Corporation
Troy, Michigan


We have audited the accompanying balance sheets of Somanetics Corporation (the "Company") (a development stage company) as of November 30, 1996 and 1995 and the related statements of loss, shareholders' equity (deficiency) and cash flows for the years ended November 30, 1996, 1995 and 1994 and for the period from January 15, 1982 (date of inception) to November 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at November 30, 1996 and 1995 and the results of its operations and its cash flows for the years ended November 30, 1996, 1995 and 1994 and for the period from January 15, 1982 (date of inception) to November 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Company is in the development stage as of November 30, 1996. As discussed in Note 2 to the financial statements, the Company's attainment of profitable operations is dependent upon future events, including obtaining adequate financing, maintaining regulatory approval and achieving market acceptance and demand for its product at levels adequate to support the Company's cost structure.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing, manufacturing and marketing processor-based medical diagnostic and patient monitoring equipment. As discussed in Note 2 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ DELOITTE & TOUCHE LLP
--------------------------
DELOITTE & TOUCHE LLP


Detroit, Michigan
January 24, 1997

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                                              November 30,
ASSETS                                                                    1996            1995
                                                                       --------        ---------
CURRENT ASSETS:
  Cash and cash equivalents (Note 4 ).............................   $  3,291,911      $    941,426
  Accounts receivable, net of allowance for doubtful accounts of approximately $46,000 and $194,000 at November 30, 1996
     and 1995, respectively (Note 9)..............................        191,436           443,859
  Inventory (Note 4 ).............................................        931,135           936,421
  Prepaid expenses................................................         65,435            72,161
                                                                     ------------      ------------
     Total current assets.........................................      4,479,917         2,393,867
                                                                     ------------      ------------
PROPERTY AND EQUIPMENT: (Note 4 )
  Machinery and equipment.........................................        479,757           412,217
  Furniture and fixtures..........................................        193,343           193,339
  Leasehold improvements..........................................        166,770           166,770
                                                                     ------------      ------------
    Total.........................................................        839,870           772,326
  Less accumulated depreciation and amortization..................       (743,775)         (685,835)
                                                                     ------------      ------------
     Net property and equipment...................................         96,095            86,491
                                                                     ------------      ------------
OTHER ASSETS:
  Note receivable - related party (Note 9)........................          -               190,240
  Patents and trademarks, net (Note 4)............................         79,129            86,041
  Other (Note 3)..................................................         16,600           104,616
                                                                     ------------      ------------
    Total other assets............................................         95,729           380,897
                                                                     ------------      ------------
TOTAL ASSETS......................................................   $  4,671,741      $  2,861,255
                                                                     ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................................   $    364,032      $    131,401
  Accrued liabilities (Notes 5 and 7).............................        254,110           416,356
                                                                     ------------      ------------
    Total current liabilities.....................................        618,142           547,757
                                                                     ------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)....................          -                 -
REDEEMABLE CONVERTIBLE PREFERRED SHARES: (Note 3)
  Authorized, 2,116,648 shares of $.01 par value; 1,984,250
    shares issued and outstanding at November 30,
    1995..........................................................          -                19,843
SHAREHOLDERS' EQUITY: (Notes 3 and 11)
  Preferred shares; authorized, 1,000,000 shares of $.01 par
    value; no shares issued or outstanding........................          -                  -
  Common shares; authorized, 30,000,000 shares of $.01 par
    value; issued and outstanding, 22,853,514 and 17,768,552
    shares at November 30, 1996 and 1995, respectively............        228,537           177,687
  Additional paid-in capital......................................     34,036,115        29,023,318
  Deficit accumulated during the development stage................    (30,211,053)      (26,907,350)
                                                                     ------------      ------------
    Total shareholders' equity....................................      4,053,599         2,293,655
                                                                     ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................   $  4,671,741      $  2,861,255
                                                                     ============      ============



                       See notes to financial statements

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF LOSS


                                                                                                        Cumulative
                                                                                                      for the Period
                                                                                                     January 15, 1982
                                                     For the Years Ended November 30,              (Date of Inception)
                                        -------------------------------------------------------       to November 30,
                                               1996               1995                1994                 1996
                                            -----------        -----------        -----------          ------------
REVENUES:
 Net sales (Notes 4, 9 and 10)........      $   778,200        $ 1,335,970        $   938,531          $  5,728,932
 Research and development activities..           -                  -                  -                    122,500
                                            -----------        -----------        -----------          ------------
  Total revenues......................          778,200          1,335,970            938,531             5,851,432
COST OF SALES.........................          385,136            657,614            464,322             2,627,251
                                            -----------        -----------        -----------          ------------
 Gross margin.........................          393,064            678,356            474,209             3,224,181
                                            -----------        -----------        -----------          ------------
OPERATING EXPENSES:
 Research, development and engineering
  (Note 4)............................          235,354            285,893            549,737             8,004,911
 Selling, general and administrative
  (Note 9)............................        3,549,939          3,302,751          4,346,858            26,189,722
                                            -----------        -----------        -----------          ------------
  Total operating expenses............        3,785,293          3,588,644          4,896,595            34,194,633
                                            -----------        -----------        -----------          ------------
OPERATING LOSS........................       (3,392,229)        (2,910,288)        (4,422,386)          (30,970,452)
                                            -----------        -----------        -----------          ------------
OTHER INCOME (EXPENSE):
 Interest income......................           61,603             94,769             68,290             1,121,148
 Interest expense.....................             (449)              (772)            (3,892)             (231,674)
 Other................................           27,372             (2,112)            26,488              (110,233)
                                            -----------        -----------        -----------          ------------
  Total other income..................           88,586             91,885             90,886               779,241
                                            -----------        -----------        -----------          ------------
NET LOSS..............................      $(3,303,703)       $(2,818,403)       $(4,331,500)         $(30,191,211)
                                            ===========        ===========        ===========          ============
NET LOSS PER COMMON SHARE
 (Note 4).............................      $     (0.18)       $     (0.17)       $     (0.34)         $      (4.13)
                                            ===========        ===========        ===========          ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 (Note 4).............................       18,667,506         16,843,681         12,697,427             7,311,014
                                            ===========        ===========        ===========          ============

                       See notes to financial statements

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                    (1 OF 2)




                                                                                 PRICE                                 ADDITIONAL
                                                                                  PER                       SHARE       PAID-IN
                                                                    DATE         SHARE       SHARES         VALUE       CAPITAL
                                                               -------------   --------    ----------     ---------   -----------
ISSUANCE OF COMMON SHARES:


  For shareholders' contributions of test equipment .........  January, 1982    $ 0.032       830,376       $ 8,304       $18,196
  For cash ..................................................  July, 1982          1.31        78,345           783       101,217
  Net loss from January 15, 1982 (date of inception)
     to November 30, 1982 ...................................
                                                                                           ----------     ---------   -----------
Balance at November 30, 1982 ................................                                 908,721         9,087       119,413

  For cash ..................................................  December, 1982      1.31        39,172           392        50,608
  For services ..............................................  January, 1983       1.31        15,669           157        20,343
  For cash, less issuance costs of $5,863 ...................  July, 1983          2.62       116,243         1,162       297,139
  For services ..............................................  November, 1983      2.62         7,834            78        20,422
  Net loss for the year ended November 30, 1983 .............
                                                                                           ----------     ---------   -----------
Balance at November 30, 1983 ................................                               1,087,639        10,876       507,925

  For cash, less issuance costs                                December, 1983-
     of $7,735 ..............................................  April, 1984         2.62       194,212         1,943       498,503
  For patents ...............................................  February, 1984      2.62        48,944           489       127,580
  For cash ..................................................  November, 1984      3.51        37,303           373       130,563
  Net loss for the year ended November 30, 1984 .............
                                                                                           ----------     ---------   -----------
Balance at November 30, 1984 ................................                               1,368,098        13,681     1,264,571

  For cash, less issuance costs                                December, 1984-
     of $3,726 ..............................................  June, 1985          3.51       130,292         1,303       452,312
  For cash ..................................................  November, 1985      7.02       144,838         1,448     1,015,352
  Net loss for the year ended November 30, 1985 .............
                                                                                           ----------     ---------   -----------
Balance at November 30, 1985 ................................                               1,643,228        16,432     2,732,235

  Exercise of stock options for cash ........................  December, 1985      3.51         7,834            79        27,421
  For cash ..................................................  January, 1986       7.02       104,442         1,044       732,157
  Net loss for the year ended November 30, 1986 .............
                                                                                           ----------     ---------   -----------
Balance at November 30, 1986 ................................                               1,755,504        17,555     3,491,813

  For cash, less issuance costs                                March, 1987-
     of $9,500 ..............................................  September, 1987     5.11       103,591         1,036       518,364
  Net loss for the year ended November 30, 1987 .............
                                                                                           ----------     ---------   -----------
Balance at November 30, 1987 ................................                               1,859,095        18,591     4,010,177

  For cash, less issuance costs                                February, 1988-
     of $10,500 .............................................  April, 1988         5.11        32,905           329       157,171
  Net loss for the year ended November 30, 1988 .............
                                                                                           ----------     ---------   -----------
Balance at November 30, 1988 ................................                               1,892,000        18,920     4,167,348

  For cash and the exchange of debt                            January, 1989-
     due a shareholder ......................................  July, 1989          5.11        45,244           452       230,548
  Net loss for the year ended November 30, 1989 .............
                                                                                           ----------     ---------   -----------
Balance at November 30, 1989 ................................                               1,937,244        19,372     4,397,896

  For services ..............................................  August, 1990        5.11        47,006           471       239,529
  Net loss for the year ended November 30, 1990 .............
                                                                                           ----------     ---------   -----------
Balance at November 30, 1990 ................................                               1,984,250        19,843     4,637,425

  For cash, less issuance costs of $1,630,241 ...............  March, 1991         2.00     3,600,000        36,000     5,533,759
  Unit Purchase Option ......................................  March, 1991                                                    120
  Redeemable Convertible Preferred Stock dividend ...........  April, 1991
  For cash, less issuance costs of $126,900 .................  April, 1991         2.00       540,000         5,400       947,700
  Net loss for the year ended November 30, 1991 .............
                                                                                           ----------     ---------  ------------
Balance at November 30, 1991 ................................                               6,124,250       $61,243   $11,119,004

                                                                                                         TOTAL
                                                                                     ACCUM-           SHAREHOLDERS'
                                                                                     ULATED              EQUITY
                                                                                    DEFICIT           (DEFICIENCY)
                                                                                  -----------        -------------
ISSUANCE OF COMMON SHARES:

  For shareholders' contributions of test equipment .........  January, 1982      $        -         $    26,500
  For cash ..................................................  July, 1982                                102,000
  Net loss from January 15, 1982 (date of inception)
     to November 30, 1982 ...................................                        (107,083)          (107,083)
                                                                                  -----------        -----------
Balance at November 30, 1982 ................................                        (107,083)            21,417

  For cash ..................................................  December, 1982                             51,000
  For services ..............................................  January, 1983                              20,500
  For cash, less issuance costs of $5,863 ...................  July, 1983                                298,301
  For services ..............................................  November, 1983                             20,500
  Net loss for the year ended November 30, 1983 .............                        (291,986)          (291,986)
                                                                                  -----------        -----------
Balance at November 30, 1983 ................................                        (399,069)           119,732

  For cash, less issuance costs                                December, 1983-
     of $7,735 ..............................................  April, 1984                               500,446
  For patents ...............................................  February, 1984                            128,069
  For cash ..................................................  November, 1984                            130,936
  Net loss for the year ended November 30, 1984 .............                        (700,380)          (700,380)
                                                                                  -----------        -----------
Balance at November 30, 1984 ................................                      (1,099,449)           178,803

  For cash, less issuance costs                                December, 1984-
     of $3,726 ..............................................  June, 1985                                453,615
  For cash ..................................................  November, 1985                          1,016,800
  Net loss for the year ended November 30, 1985 .............                        (559,871)          (559,871)
                                                                                  -----------        -----------
Balance at November 30, 1985 ................................                      (1,659,320)         1,089,347

  Exercise of stock options for cash ........................  December, 1985                             27,500
  For cash ..................................................  January, 1986                             733,201
  Net loss for the year ended November 30, 1986 .............                      (1,222,772)        (1,222,772)
                                                                                  -----------        -----------
Balance at November 30, 1986 ................................                      (2,882,092)           627,276

  For cash, less issuance costs                                March, 1987-
     of $9,500 ..............................................  September, 1987                           519,400
  Net loss for the year ended November 30, 1987 .............                      (1,143,081)        (1,143,081)
                                                                                  -----------        -----------
Balance at November 30, 1987 ................................                      (4,025,173)             3,595

  For cash, less issuance costs                                February, 1988-
     of $10,500 .............................................  April, 1988                               157,500
  Net loss for the year ended November 30, 1988 .............                        (352,311)          (352,311)
                                                                                  -----------        -----------
Balance at November 30, 1988 ................................                      (4,377,484)          (191,216)

  For cash and the exchange of debt                            January, 1989-
     due a shareholder ......................................  July, 1989                                231,000
  Net loss for the year ended November 30, 1989 .............                        (446,642)          (446,642)
                                                                                  -----------        -----------
Balance at November 30, 1989 ................................                      (4,824,126)          (406,858)

  For services ..............................................  August, 1990                              240,000
  Net loss for the year ended November 30, 1990 .............                      (1,328,518)        (1,328,518)
                                                                                  -----------        -----------
Balance at November 30, 1990 ................................                      (6,152,644)        (1,495,376)

  For cash, less issuance costs of $1,630,241 ...............  March, 1991                             5,569,759
  Unit Purchase Option ......................................  March, 1991                                   120
  Redeemable Convertible Preferred Stock dividend ...........  April, 1991            (19,843)           (19,843)
  For cash, less issuance costs of $126,900 .................  April, 1991                               953,100
  Net loss for the year ended November 30, 1991 .............                      (2,058,493)        (2,058,493)
                                                                                  -----------        -----------
Balance at November 30, 1991 ................................                     $(8,230,980)       $ 2,949,267


                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                    (2 OF 2)


                                                                                 PRICE                                 ADDITIONAL
                                                                                  PER                       SHARE       PAID-IN
                                                                    DATE         SHARE       SHARES         VALUE       CAPITAL
                                                               -------------   --------    ----------     ---------   -----------
Balance at November 30, 1991.................................                               6,124,250       $61,243   $11,119,004

  Exercise of Class A Warrants for cash,                       December, 1991-
     less issuance costs of $702,917 ........................  May, 1992           3.00     4,139,000        41,390    11,672,693
                                                               February, 1992-
  Exercise of Class B Warrants for cash .....................  November, 1992      4.00        34,055           341       135,879
                                                               July, 1992-         2.00-
  Exercise of stock options for cash ........................  November, 1992      2.19        30,100           301        65,774
  Net loss for year ended November 30, 1992 .................
                                                                                           ----------      --------   -----------
Balance at November 30, 1992 ................................                              10,327,405       103,275    22,993,350

                                                               December, 1992-
  Exercise of Class B Warrants for cash .....................  October, 1993       4.00        29,766           298       118,766
                                                               March, 1993-
  Exercise of Class M Warrants for cash .....................  October, 1993       1.00       600,179         6,002       594,177
                                                                 March, 1993-      2.00-
  Exercise of Stock Options for cash .........................  September, 1993    4.38         3,100            31        13,119
  Exercise of Unit Purchase
     Options and Underlying Class A Warrants .................  May, 1993-         3.00-
     for cash ................................................  October, 1993      3.30        10,002           100        31,406
Net loss for the year ended November 30, 1993 ................
                                                                                           ----------      --------    ----------
Balance at November 30, 1993 .................................                             10,970,452       109,706    23,750,818

  For cash, less issuance costs of $490,790 ..................  August, 1994       0.80     5,297,000        52,970     3,693,840
  Exercise of Stock Options for Cash..........................  November, 1994     1.63-
                                                                                   3.59           100             1           201
  Net loss for the year ended November 30, 1994 ..............
                                                                                           ----------      --------   -----------
Balance at November 30, 1994 .................................                             16,267,552      $162,677   $27,444,859

  Exercise of Stock Options for Cash .........................  February, 1995     0.84         1,000            10           834
  For cash, less issuance costs of $282,475 ..................  July, 1995         1.25     1,500,000        15,000     1,577,625

  Net loss for the year ended November 30, 1995 ..............
                                                                                           ----------      --------   -----------
Balance at November 30, 1995 .................................                             17,768,552      $177,687   $29,023,318
                                                                January, 1996-     0.84-
  Exercise of Stock Options for Cash .........................  June, 1996         1.47        77,166           772        74,335

  For cash, less issuance costs of $143,587 ..................  April, 1996        1.25     1,142,400        11,424     1,272,989
  Exercise of Warrants for Cash, less issuance                  June, 1996-        0.95-
  costs of $16,350 ...........................................  September, 1996    2.00       196,983         1,970       338,113

  For cash, less issuance costs of $650,872 ..................  November, 1996     1.15     3,668,413        36,684     3,531,119
  Redemption of B Warrants  ..................................  November, 1996     0.05                                  (203,759)

  Net loss for the year ended November 30, 1996 ..............
                                                                                           ----------      --------   -----------
Balance at November 30, 1996 .................................                             22,853,514      $228,537   $34,036,115
                                                                                           ==========      ========   ===========


                                                                                                         TOTAL
                                                                                      ACCUM-          SHAREHOLDERS'
                                                                                      ULATED              EQUITY
                                                                                     DEFICIT           (DEFICIENCY)
                                                                                   -----------        -------------
Balance at November 30, 1991.................................                    $ (8,230,980)         $2,949,267

  Exercise of Class A Warrants for cash,                       December, 1991-
     less issuance costs of $702,917 ........................  May, 1992                               11,714,083
                                                               February, 1992-
  Exercise of Class B Warrants for cash .....................  November, 1992                             136,220
                                                               July, 1992-
Exercise of stock options for cash ..........................  November, 1992                              66,075
  Net loss for year ended November 30, 1992 .................                      (5,390,637)         (5,390,637)
                                                                                  -----------          ----------
Balance at November 30, 1992 ................................                     (13,621,617)          9,475,008

                                                               December, 1992-
  Exercise of Class B Warrants for cash .....................  October, 1993                              119,064
                                                               March, 1993-
  Exercise of Class M Warrants for cash .....................  October, 1993                              600,179
                                                                March, 1993-
  Exercise of Stock Options for cash .........................  September, 1993                            13,150
  Exercise of Unit Purchase
     Options and Underlying Class A Warrants .................  May, 1993-
     for cash ................................................  October, 1993                              31,506
  Net loss for the year ended November 30, 1993 ..............                     (6,135,830)         (6,135,830)
                                                                                 ------------          ----------
Balance at November 30, 1993 .................................                    (19,757,447)          4,103,077

  For cash, less issuance costs of $490,790 ..................  August, 1994                            3,746,810
  Exercise of Stock Options for Cash..........................  November, 1994
                                                                                                              202
  Net loss for the year ended November 30, 1994 ..............                     (4,331,500)         (4,331,500)
                                                                                 ------------          ----------
Balance at November 30, 1994 .................................                   $(24,088,947)         $3,518,589

  Exercise of Stock Options for Cash .........................  February, 1995                                844
  For cash, less issuance costs of $282,475 ..................  July, 1995                              1,592,625

   Net loss for the year ended November  30, 1995 ............                     (2,818,403)         (2,818,403)
                                                                                 ------------          ----------
Balance at November 30, 1995 .................................                   $(26,907,350)         $2,293,655
                                                                January, 1996-
  Exercise of Stock Options for Cash .........................  June, 1996                                 75,107

  For cash, less issuance costs of $143,587 ..................  April, 1996                             1,284,413
  Exercise of Warrants for Cash, less issuance                  June, 1996-
  costs of $16,350 ...........................................  September, 1996                           340,083

  For cash, less issuance costs of $650,872 ..................  November, 1996                          3,567,803
  Redemption of B Warrants  ..............                      November, 1996                           (203,759)

  Net loss for the year ended November 30, 1996 ..............                     (3,303,703)         (3,303,703)
                                                                                 ------------          ----------
Balance at November 30, 1996 .................................                   $(30,211,053)         $4,053,599
                                                                                 ============          ==========





                       See notes to financial statements

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS





                                                                                                                    Cumulative
                                                                                                                  for the Period
                                                                                                                 January 15, 1982
                                                                     For the Years Ended November 30,           (Date of Inception)
                                                           ------------------------------------------------       to November 30,
                                                                1996             1995              1994                1996
                                                           -------------     -----------        -----------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................  $(3,303,703)     $(2,818,403)       $(4,331,500)       $(30,191,211)
 Adjustments to reconcile net loss to net cash
   used in operations:
  Depreciation and amortization...........................       66,222          133,128            209,030             829,209
  Expenses paid through the issuance of common shares.....         -                -                  -                408,068
  Loss on disposal of property............................         -                -                  -                 44,861
  Changes in assets and liabilities:
   Accounts receivable (increase) decrease................      252,423          (17,913)           (11,631)           (191,436)
   Inventory (increase) decrease..........................        5,286          (61,452)           (24,379)           (931,135)
   Prepaid expenses (increase) decrease...................        6,726           (8,083)            45,942             (65,435)
   Other assets (increase) decrease.......................       88,016           (9,545)            59,218            (127,332)
   Accounts payable increase (decrease)...................      232,631          (98,807)          (138,409)            364,032
   Accrued liabilities increase (decrease)................     (162,246)        (111,532)           (62,254)            254,110
                                                            -----------      -----------        -----------        ------------
  Net cash (used in) operations...........................   (2,814,645)      (2,992,607)        (4,253,984)        (29,606,269)
                                                            -----------      -----------        -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities.......................         -                -            (2,075,044)        (12,166,540)
 Proceeds from sale of marketable securities..............         -           1,564,826          2,700,979          12,166,540
 Acquisition of property and equipment....................      (68,914)         (19,267)           (12,334)           (911,061)
 Proceeds (investment) under note receivable-related party      190,240          (15,240)            25,000                -
                                                            -----------      -----------        -----------        ------------
  Net cash provided by (used in) investing activities.....      121,326        1,530,319            638,601            (911,061)
                                                            -----------      -----------        -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common shares..................    5,267,406        1,593,469          3,747,012          34,032,843
 Redemption of Redeemable Convertible Preferred Shares....      (19,843)            -                  -                (19,843)
 Redemption of Class B Warrants...........................     (203,759)            -                  -               (203,759)
 Proceeds from  notes payable and long term debt..........      205,000             -                  -              2,515,223
 Repayment of notes payable and long term debt............     (205,000)         (30,000)           (30,000)         (2,515,223)
                                                            -----------      -----------        -----------        ------------
  Net cash provided by financing activities...............    5,043,804        1,563,469          3,717,012          33,809,241
                                                            -----------      -----------        -----------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................    2,350,485          101,181            101,629           3,291,911
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............      941,426          840,245            738,616                -
                                                            -----------      -----------        -----------        ------------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD...................................................  $ 3,291,911      $   941,426        $   840,245        $  3,291,911
                                                            ===========      ===========        ===========        ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

See Statements of Shareholders Equity (Deficiency) for details of shares issued in exchange for non-cash consideration.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest for the years ended November 30, 1996, 1995 and 1994 approximated $450, $1,000, and $4,000, respectively.

                       See notes to financial statements

                           SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

                              NOVEMBER 30, 1996




1. ORGANIZATION AND OPERATIONS

Somanetics Corporation (the "Company") is a Michigan corporation formed in January 1982 to develop, manufacture and market processor-based medical diagnostic and patient monitoring equipment. The equipment utilizes the Company's "In Vivo Optical Spectroscopy," or "INVOS(R)," technology to provide analyses of human blood and tissue. The Company is in the development stage and has incurred research, product development and other expenses involved in designing, developing, marketing and selling its products, as well as devoting efforts to raising capital.

The Company is using its INVOS technology in processor-based medical equipment (the INVOS Cerebral Oximeter and related disposable SomaSensor(R)) that noninvasively and continuously monitors trends in regional hemoglobin oxygen saturation of blood in the brain of an individual.

2. FINANCIAL STATEMENT PRESENTATION

The Company is in the development stage and, accordingly, has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $30,211,053 through November 30, 1996. The Company had working capital of $3,861,775, cash and cash equivalents of $3,291,911, total current liabilities of $618,142 and shareholders' equity of $4,053,599, as of November 30, 1996.

On November 22, 1993, the Company received notification that the FDA had rescinded the Company's previous 510(k) clearance to market the Cerebral Oximeter. As a result, all commercial sales of the Company's products were suspended and the Company notified its United States distributors to stop selling the Cerebral Oximeter and to advise their customers to stop using the device. In February 1994, the Company resumed marketing its products in several foreign countries, including Japan, its largest market outside the United States. On June 6, 1996 the Company received clearance from the FDA to market the INVOS Cerebral Oximeter in the United States. The Company's current financial condition and recent results of operations and the status of its product marketing efforts and sales have been affected by the process of obtaining such clearance.

As of January 17, 1997, the Company had 26 international distributors, 6 domestic distributors, 16 direct sales personnel and 1 international sales consultant. During fiscal 1996, the Company sold its products to 14 of its international distributors and devoted most of its United States marketing to

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               NOVEMBER 30, 1996



entering into distribution agreements with distributors, hiring direct sales personnel and replacing existing Cerebral Oximeters with the INVOS 3100A Cerebral Oximeter. There can be no assurance that the Company will be successful or profitable in marketing the Cerebral Oximeter and the related SomaSensor.

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

The net proceeds from the sales of Common Shares and Units in the Regulation S offerings in July 1995 and April and November 1996 (Note 3) and exercises of warrants and options, were sufficient to fund the Company's working capital requirements for the fiscal year ended November 30, 1996. Current sales are not sufficient to fund operations. During fiscal 1996, the Company received approximately $4.9 million in net proceeds from the sale of Common Shares and Units in offerings complying with Regulation S under the Securities Act of 1933, as amended (Note 3). In addition, during fiscal 1996, the Company received approximately $.4 million in proceeds from the exercise of warrants issued in Regulation S offerings, Class M Warrants and stock options (Notes 3 and 8).

The Company believes that the cash and cash equivalents on hand at November 30, 1996 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the third quarter of fiscal 1997. By that time the Company will be required to raise additional cash either through additional sales of products, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

The expected uses of the Company's cash and cash equivalents are based on certain estimates and assumptions made by the Company. Such estimates and assumptions are subject to change as a result of actual experience. There can be no assurance that actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop enhancements to, and product extensions of, the Cerebral Oximeter, to conduct research and development concerning additional potential applications of INVOS technology and related technologies and for working capital will not be substantially greater than current estimates.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               NOVEMBER 30, 1996




The Company does not believe that product sales will be sufficient to fund the Company's operations in fiscal 1997.

The Company has entered into a Letter Agreement, dated as of January 10, 1997, pursuant to which the Company has exclusively retained a managing underwriter to underwrite a proposed public offering by the Company of 1,200,000 newly-issued Common Shares (subject to, and after giving effect to, the proposed one-for-ten reverse stock split being submitted for shareholder approval at the 1997 Annual Meeting of Shareholders) (Note11). There can be no assurance that such offering will occur or that the Company will be able to raise any capital or capital in amounts it desires, or on terms and conditions acceptable to the Company.

The Company has no loan commitments.

There can be no assurance that even if the Company receives additional capital, it will be able to achieve the level of sales necessary to sustain its operations. There can be no assurance that the Company will obtain any funds on terms acceptable to the Company and at times required by the Company through sales of the Company's products, sales of securities or loans in sufficient quantities.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. STOCK OFFERINGS AND COMMON SHARES

The Company has authorized 30,000,000 Common Shares (par value $0.01 per share), which entitle the holders to one vote per share. The Company has also authorized 1,000,000 Preferred Shares (par value $.01 per share).

Pursuant to a registration statement under the Securities Act of 1933, in March and April 1991, the Company sold to the public 1,380,000 units, consisting of 4,140,000 Common Shares (par value $0.01 per share), and 4,140,000 redeemable Class A Warrants. 4,139,000 Class A Warrants were exercised, each entitling the holder to one Common Share and one Class B Warrant, and 1,000 Class A Warrants were redeemed in 1992. 63,821 Class B Warrants were exercised in 1992 and 1993. The Company redeemed all 4,075,179 then outstanding redeemable Class B Warrants on November 14, 1996, at $.05 per Class B Warrant, or approximately $203,759.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               NOVEMBER 30, 1996






On March 27, 1991, the Company sold, for $120 to the underwriter an option to purchase up to 120,000 units at $9.90 a unit, subject to adjustment, until March 20, 1996 (the "Unit Purchase Option"). Such units were identical to the units sold to the public, except that Class A and Class B Warrants were not redeemable by the Company. 1,667 Unit Purchase Options and the 5,001 underlying Class A Warrants were exercised in fiscal 1993. The Company issued 10,002 Common Shares and 5,001 non-redeemable Class B Warrants as a result of such exercises. As a result of various anti-dilution adjustments, there were approximately 144,340 Unit Purchase Options outstanding on March 19, 1996, all of which expired unexercised on that date. The 5,001 non-redeemable Class B Warrants expired unexercised on November 14, 1996.

On February 28, 1996, the Company redeemed all of its outstanding Convertible Preferred Shares for $0.01 per share at a total redemption cost to the Company of approximately $19,843.

In September 1990, the Company issued notes in exchange for notes outstanding held by some of the Company's shareholders. The shareholders were also issued warrants (the "Exchange Warrants") to purchase 45,000 common shares at $2.00 per share (exercisable for five years beginning March 27, 1992). The notes were repaid in fiscal 1991.

On August 2, 1994, the Company completed the placement of 5,297,000 newly-issued Common Shares, par value $.01 per share, at a price of $.80 per share through an offering complying with Regulation S under the Securities Act of 1933, as amended (the "Act"). Gross proceeds from the offering were $4,237,600. The Company also granted the placement agent warrants to purchase 529,700 Common Shares at $1.25 per share exercisable during the four-year period beginning August 2, 1995. The net proceeds to the Company, after deducting the placement agent's fee and expenses of the offering, were approximately $3.7 million. The Common Shares offered were not registered under the Act and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements.

On July 14, 1995 the Company completed the placement of 750,000 Units, at a price of $2.50 per Unit, for gross proceeds of $1,875,000, through an offering complying with Regulation S under the Securities Act of 1933, as amended. The net proceeds to the Company, after deducting the placement agents' fee and the expenses of the offering, were approximately $1,593,000. Each Unit consists of two newly-issued Common Shares, par value $0.01 per share, and one warrant to purchase one Common Share.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               NOVEMBER 30, 1996




The Warrants are immediately exercisable and transferable separately from the Common Shares. Each Warrant entitles the holder to purchase one Common Share at an initial exercise price of $2.00 per share, subject to adjustment, at any time through July 13, 2000, unless earlier redeemed. The Warrants are redeemable for $0.01 by the Company at any time after January 13, 1996, if certain conditions are met; these conditions had not been met as of January 24, 1997.

The Company also granted the placement agent warrants to purchase 150,000 Common Shares at $1.4375 per share exercisable during the four-year period beginning July 14, 1996.

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

The Warrants are immediately exercisable and transferable separately from the Common Shares. Each Warrant entitles the holder to purchase one Common Share at an initial exercise price of $1.75 per share, subject to adjustment, at any time through April 1, 2001, unless earlier redeemed. The Warrants are redeemable for $0.01 by the Company at any time if certain conditions are met; these conditions have not been met as of January 24, 1997.

The Company also granted the placement agent warrants to purchase 114,240 Common Shares at $1.25 per share exercisable during the four-year period beginning April 2, 1997.

Pursuant to an amended agreement with Rauscher Pierce & Clark, Inc. and Rauscher Pierce & Clark Limited (collectively, the "Placement Agent") in connection with the April 2, 1996 Regulation S offering, the Company agreed to permit a person designated by the Placement Agent to attend meetings of the Company's Board of Directors until the 1998 Annual Meeting of Shareholders and to participate in discussions at such meetings.

Also, on November 21, 1996, the Company completed the placement of 3,668,413 newly-issued Common Shares, par value $0.01 per share, at a price of $1.15 per share through an offering complying with Regulation S under the Securities Act of 1933, as amended. The net proceeds to the Company were approximately $3,568,000.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               NOVEMBER 30, 1996



During fiscal 1996, 146,000 warrants issued in the Company's 1995 Regulation S offering and exercisable at $2.00 a share, and 20,000 warrants issued in the Company's April 1996 Regulation S offering and exercisable at $1.75 a share, were exercised, and the Company paid the placement agent in such offerings a $16,350 fee in connection with those exercises. As of November 30, 1996, there were 604,000 redeemable warrants outstanding exercisable at $2.00 a share until July 13, 2000, and 551,200 redeemable warrants outstanding exercisable at $1.75 a share until April 1, 2001. These warrants were issued in the Company's 1995 and April 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of January 24, 1997. In addition, the placement agents and their transferees hold warrants to purchase 529,700 Common Shares exercisable at $1.25 a share, 150,000 Common Shares exercisable at $1.44 a share and 114,240 Common Shares exercisable at $1.25 a share. There can be no assurance that additional warrants will be exercised and it is unlikely that they will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

Common shares reserved for future issuance upon exercise of stock options and warrants as discussed above at November 30, 1996, are as follows:


1983 Stock Option Plan (note 8).....................     93,158
1991 Incentive Stock Option Plan (note 8)...........  1,102,887
1993 Director Stock Option Plan (note 8)............    239,980
Options Granted Independent of Option Plans (note 8)  1,713,417
Exchange Warrants...................................     45,000
Placement Agent Warrants............................    793,940
Regulation S Warrants...............................  1,155,200
                                                      ---------
Total reserved for future issuance                    5,143,582
                                                      =========

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents consist of short-term, interest-bearing investments maturing within three months of their acquisition by the Company.

Inventory is stated at the lower of cost or market on a first-in, first-out
(FIFO) basis.  Inventory consists of:

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               NOVEMBER 30, 1996





                                                November 30,
                                           1996           1995
                                           ----           ----
                Finished goods            $437,079      $516,420
                Work in process            307,510       219,076
                Purchased components       386,996       296,003
                                         ---------     ---------
                Sub-total                1,131,585     1,031,499

                Less reserve for
                obsolete and excess
                inventory                 (200,450)      (95,078)
                                         ---------     ---------
                    Total                 $931,135      $936,421
                                         =========     =========

Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $32,604 and $25,692 at November 30, 1996 and 1995, respectively.

Revenue Recognition occurs upon shipment to customers.

Research, Development and Engineering costs are expensed as incurred.

Loss Per Common Share is computed using the weighted average number of common shares outstanding during each period. Common Shares issuable under stock options and warrants have not been considered in the computation of the net loss per Common Share because such inclusion would be antidilutive.

Accounting Pronouncements In March 1995, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires the Company to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS 121 is effective for the Company's 1997 fiscal year. The Company is evaluating the impact of the new standard on its financial position, results of operations, and cash flows and expects the effect to be immaterial.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               NOVEMBER 30, 1996



In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation" which also will be effective for the Company's 1997 fiscal year. The Company does not expect SFAS 123 to have a material impact on its financial position, results of operations, or cash flows. SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or it allows companies to continue to apply the existing accounting rules under APB Opinion 25 "Accounting for Stock Issued to Employees," but requires additional financial footnote disclosure. The Company expects to continue to account for stock-based compensation arrangements under APB Opinion 25 and will include additional footnote disclosure in its fiscal 1997 annual report.

Use Of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses for each fiscal period. Actual results could differ from those estimated.

5. ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                     November 30,
                                                 --------------------
                                                    1996       1995
                                                    ----       ----
Professional Fees..............................  $101,697    $ 75,702
Shareholder Lawsuits (Note 7)..................     -         144,717
Product Upgrades...............................    18,261     149,954
Warranty.......................................    12,421      15,000
Accrued Insurance..............................    32,231          --
Other..........................................    89,500      30,983
                                                 --------    --------
Total..........................................  $254,110    $416,356
                                                 ========    ========

6. INCOME TAX

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS No. 109"), as of December 1, 1993. This statement supersedes the provisions of APB No. 11 which was previously used by the Company. Prior years' financial statements were not restated and the adoption of SFAS No. 109 had no impact on net income for the year ended November 30, 1994.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               NOVEMBER 30, 1996



Deferred income taxes, under SFAS 109, reflect the estimated future tax effect of (i) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations, and (ii) net operating loss and tax credit carryforwards. The Company's deferred tax assets primarily represent the tax benefit of net operating loss carryforwards and research and general business tax credit carryforwards. The Company had deferred tax assets of approximately $9,124,000 and $8,103,000 for the years ended November 30, 1996 and 1995, respectively, which were entirely offset by valuation allowances, due to the uncertainty of utilizing such assets against future earnings, prior to their expiration. The components of deferred income tax assets as of November 30, 1996 and 1995 were as follows:


                                                          1996      1995
                                                          ----      ----
                                                          (in thousands)
Net operating loss carryforwards                        $ 8,718    $ 7,581
Accrued liabilities                                         139        255
Research and general business tax credit carryforwards      267        267
                                                        -------    -------
    Subtotal                                              9,124      8,103
Valuation allowance                                      (9,124)    (8,103)
                                                        -------    -------
Deferred tax asset                                      $    --    $    --
                                                        =======    =======

As of November 30, 1996, net operating loss carryforwards of approximately $25.6 million were available for Federal income tax purposes. The Company's ability to use the net operating loss carryforwards incurred on or before March 27, 1991 (the date the Company completed its initial public offering) is limited to approximately $296,000 per year. Research and business general tax credits of $267,000 are also available to offset future taxes. These losses and credits expire, if unused, at various dates from 1997 through 2011.

Utilization of the Company's net operating loss carryforwards, tax credit carryforwards and certain future deductions could be restricted, in the event of future changes in the Company's equity structure, by provisions contained in the Tax Reform Act of 1986.

7. COMMITMENTS AND CONTINGENCIES

On September 10, 1991 the Company entered into a lease agreement for a 23,392 square foot, stand-alone office, assembly and warehouse facility. The lease expires December 31, 1997.

Operating and building lease expense for the years ended November 30, 1996, 1995, and 1994 was approximately $173,500, $278,000 and $294,000, respectively.
Approximate future minimum lease commitments are as follows:

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               NOVEMBER 30, 1996



Year ended November 30,
-----------------------
                1997    ................................     $184,000
                1998    ................................       15,000
                                                             ---------
                        Total...........................     $199,000
                                                             =========

In December 1991, the Company amended and restated its profit sharing plan to include a 401(k) plan covering substantially all employees. Under provisions of the plan, participants may contribute, annually, between 1% and 15% of their compensation. The Company, at the discretion of its Board of Directors, may contribute matching contributions or make other annual discretionary contributions to the plan, all of which, together with the participants' contributions, cannot exceed 15% of the total compensation paid by the Company to eligible employees. No Company matching or discretionary contributions were made to the plan for the years ended November 30, 1996, 1995 or 1994.

Distributors might terminate their agreements with the Company or be terminated by the Company. Distributor terminations may increase the Company's costs. There can be no assurance that the Company will be able to replace distributors desiring to terminate their distribution agreements, engage distributors in additional territories, or retain its existing distributors. The Company's inability to engage, replace or retain distributors could have a material adverse effect on its ability to market and sell its product.

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

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               NOVEMBER 30, 1996




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

The Company entered into a Stipulation And Agreement Of Compromise And Understanding (the "Agreement") with counsel for plaintiff Earl J. Jacobson. On July 3, 1996 the court issued a final judgment approving the Agreement and certifying the class. The Agreement (along with an understanding with the Company's insurance company) required the Company to pay $250,000 in cash, less the amount of its legal fees incurred in this action, and the Company's insurance company was required to pay $250,000 in cash, plus the amount the Company has incurred in attorneys' fees. Pursuant to the Agreement, the Company and its insurance company paid an aggregate of $500,000 to an escrow agent in the second quarter ended May 31, 1996. However, approximately 11 persons, including Benjamin Langford, opted out of the Jacobson action and this settlement and, therefore, are not barred by the settlement from pursuing their own claims against the Company. Mr. Langford's action is still pending against the Company, although it is no longer a class action. The Company's motion to dismiss the Langford action was denied and discovery is proceeding. Management believes it has substantial defenses to the Langford claim.

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

At November 30, 1996, the Company had employment agreements with Bruce J. Barrett, its President and Chief Executive Officer ("Mr. Barrett"), and Raymond
W. Gunn, its Executive Vice President and Chief Financial Officer ("Mr. Gunn"). The employment agreements, as amended, expire May 31, 1997 for Mr. Barrett and November 30, 1997 for Mr. Gunn, unless earlier terminated as provided in the agreements. Messrs. Barrett and Gunn were entitled to receive annual base salaries which at November 30, 1996 were $195,000 and $105,000,

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               NOVEMBER 30, 1996




respectively, plus potential discretionary bonuses. Both parties have agreed not to compete with the Company during specified periods.

The Company may become subject to product liability claims by patients or doctors, and may become a defendant in product liability or malpractice litigation. The Company has obtained product liability insurance and an umbrella policy. There can be no assurance that the Company will be able to maintain such insurance or that such insurance would be sufficient to protect the Company against such product liability.

8. STOCK OPTION PLANS

In January 1983 and in February 1991, the Company adopted stock option plans (the "1983 Plan" and the "1991 Plan," respectively) for key management employees, directors, consultants and advisors of the Company. The plans provide for the issuance of options by the Company to purchase a maximum of 156,689 Common Shares under the 1983 Plan, and 1,150,000 Common Shares under the 1991 Plan. In addition, the Company granted options to employees independent of the plans ("Non-Plan"). Awards and expirations under the 1983 Plan, 1991 Plan and Non-Plan during the years ended November 30, 1996, 1995 and 1994 are listed below.

Except for one option granted before the Company's initial public offering, the exercise price of all options equals or exceeds the fair market value of the underlying shares at the date of grant. At November 30, 1996, no additional options may be granted under the 1983 Plan and 3,567 Common Shares were available for options to be granted under the 1991 Plan.

In January 1993, the Company adopted the Somanetics Corporation 1993 Director Stock Option Plan (the "Directors Plan"). The Directors Plan provides up to 240,000 Common Shares for the grant of options to purchase 15,000 shares every three years beginning June 30, 1993 and ending June 30, 2002, to each director who is not an officer or employee of the Company. In addition, each director who is not an officer or employee of the Company and who first becomes a director of the Company after the date the Directors Plan was adopted is automatically granted an option to purchase a pro-rata portion of 15,000 Common Shares.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               NOVEMBER 30, 1996









                                 1983 PLAN                  1991 PLAN                 NON PLAN              DIRECTORS PLAN
                                 --------------             --------------            ------------          -----------------

                            COMMON        PRICE RANGE    COMMON      PRICE RANGE   COMMON     PRICE RANGE   COMMON     PRICE RANGE
                            SHARES        PER SHARE      SHARES      PER SHARE     SHARES-    PER SHARE     SHARES -   PER SHARE
                            ------        -----------    ------      -----------   -------    -----------   -------    -----------
Options outstanding
  November 30, 1993         154,265       $1.31-$3.63     842,500    $2.00-$5.69      -0-                    45,000      $3.59
                                   (1)
  Options granted              -               -        1,230,166    $ .84-$1.63    550,000   $1.00-$1.25    20,228      $1.50
  Options exercised            -               -              (80)      $1.63          -           -            (20)     $3.59
  Options canceled             -               -         (927,233)   $1.47-$5.69       -           -        (10,000)     $3.59
                            ------                      ---------    -----------   --------                  -------
Options outstanding
  November 30, 1994        154,265        $1.31-$3.63   1,145,353    $ .84-$4.25    550,000   $1.00-$1.25    55,208   $1.50-$3.59

  Options granted                -             -          769,500    $1.19-$1.31     46,667   $1.47-$2.00      -
  Options exercised              -             -           (1,000)      $.84           -                       -
  Options canceled         (61,107)       $2.00-$3.63    (255,933)   $.84-$4.25        -                       -
                           -------                      ---------                  --------                  ------   -----------
Options outstanding
  November 30, 1995         93,158        $1.31-$3.63   1,657,920    $.84-$4.25     596,667   $1.00-$2.00    55,208   $1.50-$3.59

  Options granted                -             -          237,950       $.50      1,355,400   $.50-$2.31     60,000      $2.63
  Options exercised              -             -          (35,033)   $.84-$1.47     (34,333)  $1.00-$1.31      -           -
  Options canceled               -             -         (761,517)   $.50-$1.47    (204,317)  $.50-$1.31    (10,000)     $2.63
                           -------                      ---------                 ---------                 -------
Options outstanding
  November 30, 1996         93,158        $1.31-$3.63   1,099,320    $.50-$4.25   1,713,417   $.50-$2.31    105,208   $1.50-$3.59
                  (2)(3)   =======                      =========                 =========                 =======   ===========


(1)    Plus 132,398 redeemable Convertible Preferred Shares.

(2) Exercise dates range from February 21, 1991 to November 18, 2006.

(3) Options to purchase 1,775,086 Common Shares were exercisable at November 30, 1996.

Also, see Note 11  herein for proposal to adopt a new employee stock option plan.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               NOVEMBER 30, 1996




9. RELATED PARTY TRANSACTIONS

The Company received legal services from certain shareholders. Services from such parties amounted to approximately $348,570, $236,000 and $439,000 during the years ended November 30, 1996, 1995 and 1994, respectively.

The Company and Gary D. Lewis entered into an Agreement and Release, dated and effective as of February 1, 1995. Pursuant to the agreement the Company has agreed to provide Mr. Lewis with (A) $150,000 a year for two years, (B) the same health, medical and dental benefits as are provided to the Company's executive officers from time to time for two years.

On November 6, 1996, Gary D. Lewis paid the Company $175,000 (the outstanding principal amount of the loan at the time) in full satisfaction of all of his obligations under the loan made by the Company to him on February 1, 1993, and the Company discharged the second mortgage and released the security interests securing the loan and wrote off approximately $29,750 of accrued interest with respect to that loan.

The Company recognized no revenue in fiscal 1996, 1995 and 1994, respectively, from Somatek, Inc., one of the Company's domestic distributors whose principal owner is a director of the Company. Approximately $68,000 of trade receivables from Somatek, Inc. were written-off during the fiscal year ended November 30, 1996.

10.  MAJOR CUSTOMERS AND FOREIGN SALES

The Company had two distributors which accounted for approximately 62% (Japan) and 15% (Latin America) of total sales for fiscal year 1996, two distributors which accounted for approximately 53% (Japan) and 13% (Latin America) of total sales for fiscal year 1995 and two distributors which accounted for approximately 43% (Japan) and 10% (Latin America) of total sales for fiscal year 1994.

Additionally, total sales for the years ended November 30, 1996, 1995 and 1994 include approximately $745,000, $1,336,000 and $939,000, respectively, of sales to foreign customers.

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                              NOVEMBER 30, 1996


11. SUBSEQUENT EVENTS (UNAUDITED)

On January 15, 1997, the Company's Board of Directors approved an amendment and restatement of the Company's Restated Articles of Incorporation to (i) effect a one-for-ten reverse stock split of the Company's Common Shares while keeping 6,000,000 authorized Common Shares, at a par value of $0.01, and (ii) remove provisions relating to the Convertible Preferred Shares redeemed February 28, 1996, all subject to shareholder approval at the 1997 Annual Meeting of Shareholders.

In addition, on January 15, 1997, the Company's Board of Directors approved the Somanetics Corporation 1997 Stock Option Plan, pursuant to which 295,000 Common Shares (after giving effect to the one-for-ten reverse stock split described above) are reserved for issuance pursuant to options to be granted to key employees, directors, consultants and advisors of the Company, all subject to approval of the reverse stock split described above, subject to shareholder approval at the 1997 Annual Meeting of Shareholders.

Also at its January 15, 1997 meeting, the Company's Board of Directors granted ten-year stock options independent of the Company's stock option plans to purchase an aggregate of 127,000 Common Shares at $1.31 a share (the then current market price). Such options were granted to eight new employees of the Company.

The Company has entered into a Letter Agreement, dated as of January 10, 1997, pursuant to which the Company has exclusively retained a managing underwriter to underwrite a proposed public offering by the Company of 1,200,000 newly-issued Common Shares (subject to, and after giving effect to, the proposed one-for-ten reverse stock split being submitted for shareholder approval at the 1997 Annual Meeting of Shareholders). The Company has also agreed to grant the underwriter an option to purchase an additional 180,000 Common Shares to cover over-allotments and a five-year warrant to purchase an amount of shares equal to 10% of the Common Shares sold in the offering at an exercise price equal to 120% of the purchase price for the Common Shares in the offering. Among other things, the offering is contingent on consummation of the reverse split and the satisfactory completion of a due diligence investigation of the Company by the underwriter and its agents. Any such offering will be made only by means of a prospectus. In addition, the type and amount of security, if any, that might ultimately be issued in any such offering have not yet been definitively determined and will be dependent on negotiations with the underwriter, market conditions and management's then current estimate of the proceeds necessary or desired to sustain the Company's operations. There can be no assurance that such offering will occur or that the Company will be able to raise any capital or capital in amounts it desires, or on terms and conditions acceptable to the Company.

ITEM. 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 regarding executive officers of the Company is included in the Supplemental Item in Part I of this Report, and is incorporated in this Item 10 by reference. The information required by this
Item 10 regarding directors of the Company will be set forth under the caption "Election of Director" in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Shareholders scheduled to be held March 25, 1997, and is incorporated in this Item 10 by reference. The information required by this
Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Shareholders scheduled to be held March 25, 1997, and is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 concerning executive compensation will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Shareholders scheduled to be held March 25, 1997, and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 concerning security ownership of certain beneficial owners and management will be set forth under the captions "Voting Securities and Principal Holders" and "Election of Director" in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Shareholders scheduled to be held March 25, 1997, and is incorporated in this
Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 concerning certain relationships and related transactions will be set forth under the caption "Certain Transactions" or "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Shareholders scheduled to be held March 25, 1997, and is incorporated in this
Item 13 by reference.

                                    PART IV



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (1) Financial Statements

         The following financial statements of the Company are included in response to Item 8 of this Report:

                Independent Auditors' Report
                Balance Sheets - November 30, 1996 and 1995
                Statements of Loss - For Each of the Three Years in the
                       Period Ended November 30, 1996 and Cumulative for the Period From Inception (January 15, 1982) to November 30, 1996
                Statements of Shareholders' Equity (Deficiency) - for the
                       Period From Inception (January 15, 1982) to November 30, 1996
                Statements of Cash Flows - For Each of the Three Years in the
                       Period Ended November 30, 1996 and Cumulative for the Period From Inception (January 15, 1982) to November 30, 1996
                Notes to Financial Statements

     (2) Financial Statement Schedule

         The following financial statement schedule of the Company is included in response to Item 8 of this Report:

                Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended November 30, 1996, 1995 and 1994.

     (3) Exhibits

         The Exhibits to this Report are as set forth in the "Index to Exhibits" on pages 72 to 78 of this Report. Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the "Index to Exhibits" with an asterisk before the exhibit number.

(b) Reports on Form 8-K

    The Company filed a Form 8-K, dated November 21, 1996, to announce under
    Item 5 that it had completed the placement of 3,668,413 newly-issued Common Shares, par value $0.01 per share, at $1.15 per share, for gross proceeds of $4,218,675 through an offering complying with Regulation S under the Securities Act of 1993, as amended.

        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES for the years ended November 30, 1996, 1995 and 1994

                                          Column B             Column C             Column D       Column E
                                          --------    ----------------------------  --------       ----------
                                                               Additions
                                                      ----------------------------
                                                             (2)       Charged to
                                          Balance at     Charged to      Other        (1) (3)      Balance at
                                           Beginning      Costs and    Accounts,    Deductions,      End of
                                           of Period      Expenses      Describe     Describe        Period
                                          -------------------------------------------------------------------
Allowance for doubtful accounts:
  Year ended November 30, 1996             $193,766        $46,056            --     $193,775        $46,047
  Year ended November 30, 1995              224,509             --            --       30,743       $193,766
  Year ended November 30, 1994              105,000        212,257            --       92,748       $224,509

Note: (1)  Write-Off uncollectible accounts, net of recoveries

Note: (2)  Reserve of additional uncollectible accounts, net of recoveries

Inventory reserve for obsolescence:
  Year ended November 30, 1996              $95,078       $170,554            --      $65,182       $200,450
  Year ended November 30, 1995               25,000         70,078            --            0         95,078
  Year ended November 30, 1994               25,000         70,741            --       70,741         25,000

Note: (3)  Write-off obsolete, excess inventory, net of recoveries

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Somanetics Corporation

Date:  February 5, 1997                 By: /s/ Bruce J. Barrett
                                           --------------------------------
                                        Bruce J. Barrett
                                        President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                          Date
---------                     -----                          ----
/s/ Bruce J. Barrett          President and Chief            February  5, 1997
----------------------------  Executive Officer and a
Bruce J. Barrett              Director (Principal
                              Executive Officer)

/s/ H. Raymond Wallace        Chairman of the Board of       February  5 , 1997
----------------------------  Directors
H. Raymond Wallace

/s/ Raymond W. Gunn           Executive Vice President and   February  5, 1997
----------------------------  Chief Financial Officer
Raymond W. Gunn               (Principal Financial Officer
                              and Principal Accounting
                              Officer)

/s/ Daniel S. Follis          Director                       February  5, 1997
----------------------------
Daniel S. Follis

/s/ James I. Ausman           Director                       February  5, 1997
----------------------------
James I. Ausman, M.D., Ph.D.

                                 EXHIBIT INDEX

Exhibit  Description                                                        Page
-------  -----------                                                        ----
3(i)     Restated Articles of Incorporation of Somanetics Corporation, as   N/A
         amended, incorporated by reference to Exhibit 3.1 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         February 29, 1992.
3(ii)    Amended and Restated Bylaws of Somanetics Corporation,             N/A
         incorporated by reference to Exhibit 4.1 to the Company's
         Registration Statement on Form S-8 filed with the Securities and
         Exchange Commission on June 16, 1995.
10.1     Lease Agreement, dated September 10, 1991, between Somanetics      N/A
         Corporation and WS Development Company, incorporated by
         reference to Exhibit 10.3 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended August 31, 1991.
10.2     Extension of Lease, between Somanetics Corporation and WS          N/A
         Development Company, dated July 22, 1994, incorporated by
         reference to Exhibit 10.11 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended August 31, 1994.
10.3     Change in ownership of Lease Agreement for 1653 E. Maple Road,     N/A
         Troy, MI 48083, dated September 12, 1994, between Somanetics
         Corporation and First Industrial, L.P., incorporated by
         reference to Exhibit 10.12 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended August 31, 1994.
*10.4    Somanetics Corporation Amended and Restated 1983 Stock Option      N/A
         Plan, incorporated by reference to Exhibit 10.4 to the Company's
         Annual Report on Form 10-K for the fiscal year ended November
         30, 1991.
*10.5    Somanetics Corporation Amended and Restated 1991 Incentive Stock   N/A
         Option Plan, incorporated by reference to Exhibit 10.5 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         November 30, 1991.
*10.6    Fourth Amendment to Somanetics Corporation 1991 Incentive Stock    N/A
         Option Plan, incorporated by reference to Exhibit 10.7 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         November 30, 1992.
*10.7    Amended and Restated Fifth Amendment to Somanetics Corporation     N/A
         1991 Incentive Stock Option Plan, incorporated by reference to
         Exhibit 10.10 to the Company's Annual Report on Form 10-K for
         the fiscal year ended November 30, 1995.

                                 EXHIBIT INDEX




Exhibit  Description                                                        Page
-------  -----------                                                        ----
*10.8    Somanetics Corporation 1993 Director Stock Option Plan,            N/A
         incorporated by reference to Exhibit 10.8 to the Company's
         Annual Report on Form 10-K for the fiscal year ended November
         30, 1992.
*10.9    Somanetics Corporation 1997 Stock Option Plan.                     ____
*10.10   Somanetics Corporation 1995 Employee Incentive Plan,               N/A
         incorporated by reference to Exhibit 10.18 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended August 31,
         1994.
*10.11   Somanetics Corporation 1997 Employee Incentive Compensation        ____
         Program.
*10.12   Amended and Restated Somanetics Corporation Plan and Trust,        N/A
         incorporated by reference to Exhibit 10.8 to the Company's
         Annual Report on Form 10-K for the fiscal year ended November
         30, 1991.
*10.13   Smith Barney Shearson Flexible Prototype Standardized 401(k)       N/A
         Plan Adoption Agreement #3, amending and restating the
         Somanetics Corporation Plan and Trust, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended August 31, 1995.
*10.14   Employment Agreement, dated as of December 1, 1992, between        N/A
         Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on
         Form 10-K for the fiscal year ended November 30, 1992.
*10.15   Employment Agreement, dated May 13, 1994, between Somanetics       N/A
         Corporation and Bruce J. Barrett, incorporated by reference to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended May 31, 1994.
*10.16   Amendment to Employment Agreement, dated as of February 23,        N/A
         1994, between Somanetics Corporation and Raymond W. Gunn,
         incorporated by reference to Exhibit 10.19 to the Company's
         Annual Report on Form 10-K for the fiscal year ended November
         30, 1993.
*10.17   Amendment to Employment Agreement, dated as of July 21, 1994,      N/A
         between Somanetics Corporation and Bruce J. Barrett,
         incorporated by reference to Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended August 31,
         1994.

                                 EXHIBIT INDEX




Exhibit  Description                                                        Page
-------  -----------                                                        ----
*10.18   Amendment to Employment Agreement, dated as of July 21, 1994,      N/A
         between Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
*10.19   Amendment to Employment Agreement, dated as of December 1, 1995,   N/A
         between Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on
         Form 10-K for the fiscal year ended November 30, 1995.
*10.20   Amendment to Employment Agreement, dated as of November 18,        ____
         1996, between Somanetics Corporation and Raymond W. Gunn.
*10.21   Stock Option Agreement, dated May 16, 1994, between Somanetics     N/A
         Corporation and Bruce J. Barrett, incorporated by reference to
         Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended August 31, 1994.
*10.22   Stock Option Agreement, dated July 21, 1994, between Somanetics    N/A
         Corporation and Bruce J. Barrett, incorporated by reference to
         Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended August 31, 1994.
*10.23   Stock Option Agreement, dated July 21, 1994, between Somanetics    N/A
         Corporation and Gary D. Lewis, incorporated by reference to
         Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended August 31, 1994.
*10.24   Stock Option Agreement, dated July 21, 1994, between Somanetics    N/A
         Corporation and Raymond W. Gunn, incorporated by reference to
         Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended August 31, 1994.
*10.25   Stock Option Agreements, dated July 20, 1995, between Somanetics   N/A
         Corporation and Richard Farkas, incorporated by reference to
         Exhibit 10.28 to the Company's Annual Report on Form 10-K for
         the fiscal year ended November 30, 1995.
*10.26   Form of Stock Option Agreement, dated December 22, 1995, between   N/A
         Somanetics Corporation and various employees, incorporated by reference to Exhibit 10.29 to the Company's Annual Report on
         Form 10-K for the fiscal year ended November 30, 1995.
*10.27   Form of Stock Option Agreement, dated December 22, 1995, between   N/A
         Somanetics Corporation and various officers, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on
         Form 10-K for the fiscal year ended November 30, 1995.

                                 EXHIBIT INDEX




Exhibit  Description                                                        Page
-------  -----------                                                        ----
*10.28   Form of new Stock Option Agreement, dated December 22, 1995,       N/A
         between Somanetics Corporation and various employees,
         incorporated by reference to Exhibit 10.31 to the Company's
         Annual Report on Form 10-K for the fiscal year ended November
         30, 1995.
*10.29   Form of Stock Option Agreement, dated January 5, 1996, between     N/A
         Somanetics Corporation and two officers, incorporated by
         reference to Exhibit 10.32 to the Company's Annual Report on
         Form 10-K for the fiscal year ended November 30, 1995.
*10.30   Form of Stock Option Agreement, dated as of June 3, 1996,          ____
         between Somanetics Corporation and three employees.
*10.31   Form of Stock Option Agreement, dated as of September 10, 1996,    ____
         between Somanetics Corporation and six employees.
*10.32   Form of Stock Option Agreement, dated as of November 18, 1996,     ____
         between Somanetics Corporation and six employees.
*10.33   Form of Stock Option Agreement, dated as of January 15, 1997,      ____
         between Somanetics Corporation and eight employees.
*10.34   Consulting Agreement, dated February 28, 1983, as amended,         N/A
         between Somanetics Corporation and Hugh F. Stoddart,
         incorporated by reference to Exhibit 10.13 to the Company's
         Annual Report on Form 10-K for the fiscal year ended November
         30, 1991.
*10.35   Consulting Order, dated as of October 1, 1996, among Somanetics    N/A
         Corporation and NeuroPhysics Corporation, Hugh F. Stoddart and
         Hugh A. Stoddart, Ph.D., as Consultants, incorporated by
         reference to Exhibit 10.2 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended August 31, 1996.
*10.36   Agreement and Release, dated as of February 1, 1995, between       N/A
         Somanetics Corporation and Gary D. Lewis, incorporated by
         reference to Exhibit 10.27 to Post-Effective Amendment No. 5 to
         the Company's Registration Statement on Form S-1 (file no.
         33-38438) filed with the Securities and Exchange Commission on
         March 30, 1995.
*10.37   Amendment to Stock Option Agreement, dated as of February 1,       N/A
         1995, between Somanetics Corporation and Gary D. Lewis, amending
         July 21, 1994 Stock Option Agreement, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 5 to the
         Company's Registration Statement on Form S-1 (file no. 33-38438)
         filed with the Securities and Exchange Commission on March 30,
         1995.
10.38    Current Form of Somanetics Corporation Confidentiality Agreement   N/A
         used for testing hospitals and clinics, incorporated by
         reference to Exhibit 10.22 to the Company's Annual Report on
         Form 10-K for the fiscal year ended November 30, 1992.


                                 EXHIBIT INDEX


Exhibit  Description                                                        Page
-------  -----------                                                        ----
10.39    Current Form of Somanetics Corporation Confidentiality Agreement   N/A
         used for the Company's employees and agents, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended August 31, 1992.
10.40    Assignments, dated October 6, 1983, January 23, 1986, February     N/A
         11, 1986 and February 11, 1986, from Gary D. Lewis to Somanetics
         Corporation in connection with the Company's INVOS(R)
         technology, incorporated by reference to Exhibit 10.17 to the
         Company's Registration Statement on Form S-1 (file no.
         33-38438).
10.41    Assignments, dated October 5, 1983, August 28, 1985, February      N/A
         11, 1986, February 12, 1986, and September 24, 1986, from Hugh
         F. Stoddart to Somanetics Corporation in connection with the
         Company's INVOS(R) technology, incorporated by reference to
         Exhibit 10.18 to the Company's Registration Statement on Form
         S-1 (file no. 33-38438).
10.42    Form of Note and Warrant issued in exchange for old notes on       N/A
         September 1, 1990, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (file no.
         33-38438).
10.43    Warrant Agreement, dated as of August 2, 1994, between             N/A
         Somanetics Corporation and Rauscher Pierce & Clark Limited,
         incorporated by reference to Exhibit 10.15 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended August 31,
         1994.
10.44    Form of Warrant to Purchase Common Stock of Somanetics             N/A
         Corporation, dated as of August 2, 1994, between Somanetics
         Corporation and Rauscher Pierce & Clark Limited, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended August 31, 1994.
10.45    Engagement Letter, dated as of June 6, 1995, among Somanetics      N/A
         Corporation, Rauscher Pierce & Clark Limited and Rauscher Pierce
         & Clark, Inc., incorporated by reference to Exhibit 10.6 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         May 31, 1995.

                                 EXHIBIT INDEX




Exhibit  Description                                                        Page
-------  -----------                                                        ----
10.46    Form of Purchase Agreement, between Somanetics Corporation and     N/A
         purchasers of Units in the 1995 Regulation S Offering,
         incorporated by reference to Exhibit 10.3 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended August 31,
         1995.
10.47    Form of Warrant, between Somanetics Corporation and purchasers     N/A
         of Units in the 1995 Regulation S Offering, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended August 31, 1995.
10.48    Warrant Agreement, dated as of July 14, 1995, between Somanetics   N/A
         Corporation and Rauscher Pierce & Clark Limited, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended August 31, 1995.
10.49    Warrant to Purchase Common Stock of Somanetics Corporation,        N/A
         dated as of July 14, 1995, between Somanetics Corporation and
         Rauscher Pierce & Clark Limited, incorporated by reference to
         Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended August 31, 1995.
10.50    Side Letter, dated as of July 14, 1995, among Somanetics           N/A
         Corporation, Rauscher Pierce & Clark Limited and Rauscher Pierce
         & Clark, Inc., incorporated by reference to Exhibit 10.7 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         August 31, 1995.
10.51    Engagement Letter, dated as of March 25, 1996, among Somanetics    N/A
         Corporation, Rauscher Pierce & Clark Limited and Rauscher Pierce
         & Clark, Inc., incorporated by reference to Exhibit 10.57 to
         Post-Effective Amendment No. 6 to the Company's Registration
         Statement on Form S-1 (file no. 33-38438).
10.52    Form of Purchase Agreement, between Somanetics Corporation and     N/A
         purchasers of Units in the April 1996 Regulation S Offering, incorporated by reference to Exhibit 10.2 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended February 29,
         1996.
10.53    Form of Warrant, between Somanetics Corporation and purchasers     N/A
         of Units in the April 1996 Regulation S Offering, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996.


Exhibit  Description                                                        Page
-------  -----------                                                        ----
10.54    Warrant Agreement, dated as of April 2, 1996, between Somanetics   N/A
         Corporation and Rauscher Pierce & Clark Limited, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended February 29, 1996.
10.55    Warrant to Purchase Common Stock of Somanetics Corporation,        N/A
         dated as of April 2, 1996, between Somanetics Corporation and
         Rauscher Pierce & Clark Limited, incorporated by reference to
         Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended February 29, 1996.
10.56    Side Letter, dated as of April 2, 1996, among Somanetics           N/A
         Corporation, Rauscher Pierce & Clark Limited and Rauscher Pierce
         & Clark, Inc., incorporated by reference to Exhibit 10.6 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         February 29, 1996.
10.57    Amendment to Side Letter, dated as of June 18, 1996, among         N/A
         Somanetics Corporation, Rauscher Pierce & Clark Limited and
         Rauscher Pierce & Clark, Inc., incorporated by reference to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended May 31, 1996.
10.58    Engagement Letter, dated as of October 23, 1996, among             ____
         Somanetics Corporation, Rauscher Pierce & Clark Limited and
         Rauscher Pierce & Clark, Inc.
10.59    Amendment to Engagement Letter, dated as of November 1, 1996,      ____
         among Somanetics Corporation, Rauscher Pierce & Clark Limited
         and Rauscher Pierce & Clark, Inc.
10.60    Form of Purchase Agreement, between Somanetics Corporation and     ____
         purchasers of Units in the November 1996 Regulation S Offering.
10.61    Placement Agent Agreement, dated as of November 21, 1996, among    ____
         Somanetics Corporation, Rauscher Pierce & Clark Limited and
         Rauscher Pierce & Clark, Inc.
10.62    Letter Agreement, dated as of January 10, 1997, between            ____
         Somanetics Corporation and Brean Murray & Co., Inc.
23.1     Independent Auditors' Consent.                                     ____
27.1     Financial Data Schedule.                                           ____