Form 10-Q
period 1997-02-28
SOMANETICS CORP
filed 1997-04-14
CIK 704328

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended FEBRUARY 28, 1997

                                       OR


( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from               to
                                   ---------------   ----------------



                         Commission file number 0-19095

                            SOMANETICS  CORPORATION
             (Exact name of registrant as specified in its charter)

                  MICHIGAN                                                   38-2394784
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

             Yes      X                             No
                ------------------                     -----------------

       Number of common shares outstanding at April 11, 1997: 2,285,351

                         PART I FINANCIAL INFORMATION

                            SOMANETICS CORPORATION
                        (A development stage company)


                                 BALANCE SHEETS


                                                                  February 28,  November 30,
ASSETS                                                            1997          1996
                                                                  ------------  ------------
CURRENT ASSETS:                                                   (Unaudited)     (Audited)
  Cash and cash equivalents ....................................  $  1,844,674  $  3,291,911
  Accounts receivable, net of allowance for doubtful accounts of approximately $46,000 at February 28, 1997 and November 30,
     1996, respectively.........................................       323,775       191,436
Inventory.......................................................       951,932       931,135

Prepaid expenses ...............................................        67,133        65,435
                                                                  ------------  ------------
      Total current assets .....................................     3,187,514     4,479,917
                                                                  ------------  ------------
PROPERTY AND EQUIPMENT (at cost):
   Machinery and equipment .....................................       478,012       479,757
   Furniture and fixtures ......................................       193,683       193,343
   Leasehold improvements ......................................       166,770       166,770
                                                                  ------------  ------------
      Total ....................................................       838,465       839,870
   Less accumulated depreciation and amortization ..............      (752,929)     (743,775)
                                                                  ------------  ------------
      Net property and equipment ...............................        85,536        96,095
                                                                  ------------  ------------
OTHER ASSETS:
   Patents and trademarks, net .................................        77,401        79,129
   Other .......................................................        16,600        16,600
                                                                  ------------  ------------
      Total other assets .......................................        94,001        95,729
                                                                  ------------  ------------
TOTAL ASSETS ...................................................  $  3,367,051  $  4,671,741
                                                                  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ............................................  $    406,143   $   364,032
   Accrued liabilities .........................................       203,953       254,110
                                                                  ------------   -----------
      Total current liabilities ................................       610,096       618,142
                                                                  ------------   -----------
COMMITMENTS AND CONTINGENCIES ..................................        --            --
SHAREHOLDERS' EQUITY:
   Preferred shares; authorized, 1,000,000 shares of $.01 par
      value; no shares issued or outstanding ...................        --            --
   Common shares; authorized, 6,000,000 shares of $.01 par value;
      issued and outstanding, 2,285,351 shares at February 28, 1997
      and November 30, 1996, respectively ......................        22,854        22,854
   Additional paid-in capital ..................................    34,253,566    34,241,798
   Deficit accumulated during the development stage ............   (31,519,465)  (30,211,053)
                                                                  ------------   -----------
      Total shareholders' equity ...............................     2,756,955     4,053,599
                                                                  ------------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................  $  3,367,051   $ 4,671,741
                                                                  ============   ===========


                       See notes to financial statements

                            SOMANETICS CORPORATION
                         (A development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                             Cumulative
                                                       For the Three-Month                 for  the Period
                                                           Periods Ended                   January 15, 1982
                                                 -----------------------------------      (Date of Inception)
                                                 February 28,           February 29,       to February 28,
                                                    1997                    1996                1997
                                                 ------------           ------------       ---------------
REVENUES:
    Net sales ..............................     $    353,863           $    515,079       $     6,082,795
    Research and development activities ....                                                       122,500
                                                 ------------           ------------       ---------------
        Total revenues .....................          353,863                515,079             6,205,295
COST OF SALES ..............................          180,271                211,134             2,807,522
                                                 ------------           ------------       ---------------
GROSS MARGIN ...............................          173,592                303,945             3,397,773
                                                 ------------           ------------       ---------------

OPERATING EXPENSES:
    Research, development and engineering...          164,211                 49,936             8,169,122
    Selling, general and administrative ....        1,359,088                590,331            27,548,810
                                                 ------------           ------------       ---------------
        Total operating expenses ...........        1,523,299                640,267            35,717,932
                                                 ------------           ------------       ---------------
OPERATING LOSS .............................       (1,349,707)              (336,322)          (32,320,159)
                                                 ------------           ------------       ---------------

OTHER INCOME (EXPENSE):
    Interest income ........................           33,195                 13,660             1,154,343
    Interest expense .......................                                                      (231,674)
    Other ..................................            8,100                  3,073              (102,133)
                                                 ------------           ------------       ---------------
        Total other income .................           41,295                 16,733               820,536
                                                 ------------           ------------       ---------------
NET LOSS ...................................     $ (1,308,412)          $   (319,589)      $   (31,499,623)
                                                 ------------           ------------       ---------------

NET LOSS PER COMMON SHARE ..................     $       (.57)          $       (.18)      $        (41.03)
                                                 ------------           ------------       ---------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING ..................     $  2,285,351           $  1,778,046       $       767,745
                                                 ============           ============       ===============



                       See notes to financial statements

                            SOMANETICS CORPORATION
                        (A development stage company)

                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)
                                   (1 OF 2)




                                                                                                                          TOTAL
                                                                       PRICE                  ADDITIONAL  ACCUM-       SHAREHOLDERS'
                                                                        PER            SHARE  PAID-IN     ULATED          EQUITY
                                                             DATE      SHARE  SHARES   VALUE  CAPITAL     DEFICIT      (DEFICIENCY)
                                                        -----------    ----   ------   ------ ----------  ---------   -------------
ISSUANCE OF COMMON SHARES:

For shareholders' contributions of test equipment ..  January, 1982    $ 0.32  83,037  $  830 $    25,670 $         -  $    26,500
For cash ...........................................  July, 1982        13.08   7,835      79     101,921                  102,000
Net loss from January 15, 1982 (date of inception)
  to November 30, 1982 .............................                                                         (107,083)    (107,083)
                                                                              -------  ------   ---------  ----------  ----------
Balance at November 30, 1982 .......................                           90,872     909     127,591    (107,083)      21,417

  For cash .........................................  December, 1982    13.08   3,917      39      50,961                   51,000
  For services .....................................  January, 1983     13.08   1,567      16      20,484                   20,500
  For cash, less issuance costs of $5,863 ..........  July, 1983         6.17  11,624     116     298,185                  298,301
  For services .....................................  November, 1983    26.17     784       8      20,492                   20,500
  Net loss for the year ended November 30, 1983 ....                                                         (291,986)    (291,986)
                                                                              -------  ------   ---------  ----------   ----------
Balance at November 30, 1983 .......................                          108,764   1,088     517,713    (399,069)     119,732

  For cash, less issuance costs                       December, 1983-
    of $7,735                                         April, 1984       26.17  19,421     194     500,252                  500,446
  For patents                                         February, 1984    26.17   4,895      49     128,020                  128,069
  For cash                                            November, 1984    35.10   3,730      37     130,899                  130,936
  Net loss for the year ended November 30, 1984 ....                                                         (700,380)    (700,380)
                                                                              -------  ------   ---------  ----------   ----------
Balance at November 30, 1984 .......................                          136,810   1,368   1,276,884  (1,099,449)     178,803

  For cash, less issuance costs                       December, 1984-
    of $3,726                                         June, 1985        35.10  13,029     130     453,485                  453,615
  For cash                                            November, 1985    70.20  14,484     145   1,016,655                1,016,800
  Net loss for the year ended November 30, 1985 ....                                                         (559,871)    (559,871)
                                                                              -------  ------   ---------- ----------   ----------
Balance at November 30, 1985 .......................                          164,323   1,643   2,747,024  (1,659,320)   1,089,347

  Exercise of stock options for cash ...............  December, 1985    35.10     783       8      27,492                   27,500
  For cash .........................................  January, 1986     70.20  10,444     104     733,097                  733,201
  Net loss for the year ended November 30, 1986 ....                                                       (1,222,772)  (1,222,772)
                                                                              -------  ------   ---------  ----------   ----------
Balance at November 30, 1986 .......................                          175,550   1,755   3,507,613  (2,882,092)     627,276

  For cash, less issuance costs                       March, 1987-
    of $9,500                                         September, 1987   51.06  10,359     104     519,296                  519,400
  Net loss for the year ended November 30, 1987 ....                                                       (1,143,081)  (1,143,081)
                                                                              -------  ------   --------- -----------   ----------
Balance at November 30, 1987 .......................                          185,909   1,859   4,026,909  (4,025,173)       3,595

  For cash, less issuance costs                       February, 1988-
    of $10,500                                        April, 1988       51.06   3,291      33     157,467                  157,500
  Net loss for the year ended November 30, 1988 ....                                                         (352,311)    (352,311)
                                                                              -------  ------   ---------  ----------   ----------
Balance at November 30, 1988 .......................                          189,200   1,892   4,184,376  (4,377,484)    (191,216)

  For cash and the exchange of debt                   January, 1989-
    due a shareholder ..............................  July, 1989        51.06   4,524      45     230,955                  231,000
  Net loss for the year ended November 30, 1989 ....                                                         (446,642)    (446,642)
                                                                              -------  ------   ---------  ----------   ----------
Balance at November 30, 1989 .......................                          193,724   1,937   4,415,331  (4,824,126)    (406,858)

  For services .....................................  August, 1990      51.06   4,701      47     239,953                  240,000
  Net loss for the year ended November 30, 1990 ....                                                       (1,328,518)  (1,328,518)
                                                                              -------  ------   ---------  ----------   ----------
Balance at November 30, 1990 .......................                          198,425   1,984   4,655,284  (6,152,644)  (1,495,376)

  For cash, less issuance costs of $1,630,241 ......  March, 1991       20.00 360,000   3,600   5,566,159                5,569,759
  Unit Purchase Option .............................  March, 1991                                     120                      120
  Redeemable Convertible Preferred Stock dividend ..  April, 1991                                             (19,843)     (19,843)
  For cash, less issuance costs of $126,900 ........  April, 1991       20.00  54,000     540     952,560                  953,100
  Net loss for the year ended November 30, 1991 ....                                                       (2,058,493)  (2,058,493)
                                                                              -------  ------  ---------- -----------   ----------
Balance at November 30, 1991 .......................                          612,425  $6,124 $11,174,123 $(8,230,980)  $2,949,267


                       See notes to financial statements

                            SOMANETICS CORPORATION
                        (A development Stage Company)

               STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                 (UNAUDITED)
                                   (2 OF 2)




                                                                                                                          TOTAL
                                                                     PRICE                    ADDITIONAL   ACCUM-      SHAREHOLDERS'
                                                                      PER             SHARE   PAID-IN      ULATED         EQUITY
                                                    DATE             SHARE  SHARES    VALUE   CAPITAL      DEFICIT     (DEFICIENCY)
                                                    --------------  ------  ------    -----   -----------  --------    -------------
Balance at November 30, 1991 .......................                          612,425 $ 6,124 $11,174,123  $ (8,230,980) $2,949,267
  Exercise of Class A Warrants for cash,            December, 1991-
    less issuance costs of $702,917.................May, 1992        30.00    413,900   4,139  11,709,944                11,714,083
                                                    February, 1992-
  Exercise of Class B Warrants for cash.............November, 1992   40.00      3,406      34     136,186                   136,220
                                                    July, 1992-      20.00-
  Exercise of stock options for cash................November, 1992   21.90      3,010      30      66,045                    66,075
  Net loss for year ended November 30, 1992 ........                                                         (5,390,637) (5,390,637)
                                                                            --------- ------- -----------  ------------- ----------
Balance at November 30, 1992 .......................                        1,032,741  10,327  23,086,298   (13,621,617)  9,475,008

                                                    December, 1992-
  Exercise of Class B Warrants for cash.............October, 1993    40.00      2,976      30     119,034                   119,064
                                                    March, 1993-
  Exercise of Class M Warrants for cash.............October, 1993    10.00     60,018     601     599,578                   600,179
                                                    March, 1993-     20.00-
  Exercise of stock options for cash................September, 1993  43.80        310       3      13,147                    13,150
  Exercise of Unit Purchase Options and             May, 1993-       30.00-
    underlying Class A Warrants for cash............October, 1993    33.00      1,000      10      31,496                    31,506
  Net loss for the year ended November 30, 1993 ....                                                         (6,135,830) (6,135,830)
                                                                            ---------- ------ -----------  ------------   ---------
Balance at November 30, 1993 .......................                        1,097,045  10,971  23,849,553   (19,757,447)  4,103,077

  For cash, less issuance costs of $490,790 ........August, 1994      8.00    529,700   5,297   3,741,513                 3,746,810
  Exercise of stock options for cash ...............November, 1994   16.25-
                                                                     35.90         10      --         202                       202
  Net loss for the year ended November 30, 1994 ....                                                         (4,331,500) (4,331,500)
                                                                            ---------  ------  -----------  ------------ ----------
Balance at November 30, 1994 .......................                        1,626,755  16,268  27,591,268   (24,088,947)  3,518,589

  Exercise of stock options for cash ...............February, 1995    8.40        100       1         843                       844
  For cash, less issuance costs of $282,475 ........July, 1995       12.50    150,000   1,500   1,591,125                 1,592,625
  Net loss for the year ended November  30, 1995 ...                                                         (2,818,403) (2,818,403)
                                                                            ---------  ------ -----------  -------------  ---------
Balance at November 30, 1995 .......................                        1,776,855  17,769  29,183,236   (26,907,350)  2,293,655

                                                    January, 1996-    8.40-
  Exercise of stock options for cash ...............June, 1996       14.70      7,717      77      75,030                    75,107
  For cash, less issuance costs of $143,587 ........April, 1996      12.50    114,240   1,143   1,283,270                 1,284,413
  Exercise of warrants for cash, less issuance      June, 1996-
    costs of $16,350 ...............................September, 1996  20.00     19,698     197     339,886                   340,083
  For cash, less issuance costs of $650,872 ........November, 1996   11.50    366,841   3,668   3,564,135                 3,567,803
  Redemption of Class B Warrants ...................November, 1996    0.50                       (203,759)                 (203,759)
  Net loss for the year ended November 30, 1996 ....                                                         (3,303,703) (3,303,703)
                                                                            --------- -------  ----------  ------------- ----------
Balance at November 30, 1996 .......................                        2,285,351  22,854  34,241,798   (30,211,053)  4,053,599

  Reduce issuance costs for November, 1996
     offering.......................................                                               11,768                    11,768
  Net loss for the three-month period ended
    February 28, 1997 ..............................                                                         (1,308,412) (1,308,402)
                                                                            --------- ------- -----------  -------------  ---------
Balance at February 28, 1997 .......................                        2,285,351 $22,854 $34,253,566  $(31,519,465) $2,756,955
                                                                            ========= ======= ===========  ============= ==========



                       See notes to financial statements

                            SOMANETICS CORPORATION
                        (A development stage company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                                                     Cumulative
                                                                     For the Three-Month           for  the Period
                                                                          Periods Ended            January 15, 1982
                                                                 --------------------------       (Date of Inception)
                                                                 February 28,  February 29,         to February 28,
                                                                 1997             1996                   1997
                                                                 ------------  -----------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................    $(1,308,412)  $  (319,589)      $   (31,499,623)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization .........................         13,863        15,883               843,072
      Expenses paid through the issuance of common shares..                                              408,068
      Loss on disposal of property ..........................                                             44,861
      Changes in assets and liabilities:
          Accounts receivable (increase) ....................       (132,340)     (144,084)             (323,776)
          Inventory (increase) decrease .....................        (20,797)      135,070              (951,932)
          Prepaid expenses (increase) .......................         (1,697)       (6,250)              (67,132)
          Other assets (increase) decrease ..................                        1,280              (127,332)
          Accounts payable increase (decrease) ..............         42,111       (11,392)              406,143
          Accrued liabilities increase (decrease) ...........        (50,157)      (59,688)              203,953
                                                                 -----------   -----------       ---------------
             Net cash (used in) operations ..................     (1,457,429)     (388,770)          (31,063,698)
                                                                 -----------   -----------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities ........................                                        (12,166,540)
  Proceeds from sale of marketable securities ...............                                         12,166,540
  Acquisition of property and equipment (net) ...............         (1,576)        3,255              (912,637)
  Accrual for note receivable - related party ...............                       (4,010)
                                                                 -----------   -----------       ---------------
             Net cash (used in) investing activities ........         (1,576)         (755)             (912,637)
                                                                 -----------   -----------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Shares ...................         11,768        61,458            34,044,611
  Redemption of Redeemable Convertible Preferred Shares .....                      (19,843)              (19,843)
  Redemption of Class B Warrants ............................                                           (203,759)
  Proceeds from issuance of notes payable and long-term debt                                           2,515,223
  Repayments of notes payable and long-term debt ............                                         (2,515,223)
                                                                 -----------   -----------       ---------------
             Net cash provided by financing activities ......         11,768        41,615            33,821,009
                                                                 -----------   -----------       ---------------
NET INCREASE  (DECREASE) IN CASH AND CASH
  EQUIVALENTS ...............................................     (1,447,237)     (347,910)            1,844,674
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD .................................................      3,291,911       941,426
                                                                 -----------   -----------       ---------------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD .................................................    $ 1,844,674   $   593,516       $     1,844,674
                                                                 ===========   ===========       ===============


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
     See Statements of Shareholders' Equity (Deficiency) for details of shares issued in exchange for non-cash consideration.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest for the three-month periods ended February 28, 1997 and February 29, 1996 approximated $0 and $0, respectively.

                       See notes to financial statements

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

                              FEBRUARY 28, 1997

1. ORGANIZATION AND OPERATIONS

     Somanetics Corporation (the "Company"), a Michigan corporation formed in January 1982, develops, manufactures and markets the INVOS 3100A Cerebral Oximeter (the "Cerebral Oximeter), the only FDA-cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. The Cerebral Oximeter is based on the Company's proprietary In Vivo Optical Spectroscopy ("INVOS(R)") technology. INVOS analyzes various characteristics of human blood and tissue by measuring and analyzing low-intensity visible and near infrared light transmitted into portions of the body. The Company is in the development stage and has incurred research, product development and other expenses involved in designing, developing, marketing and selling its product, as well as devoting efforts to raising capital.

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

     The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except those not material to the Company's financial condition or results of operations. Operating results for the three-month period ended February 28, 1997, are not necessarily indicative of the results that may be expected for the year ending November 30, 1997, although the Company expects to continue to incur operating losses for the foreseeable future. The unaudited interim financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended November 30, 1996 included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

     The Company is in the development stage and, accordingly, has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $31,519,465 through February 28, 1997. The Company had working capital of $2,577,418, cash and cash equivalents of $1,844,674, total current liabilities of $610,096 and shareholders' equity of $2,756,955, as of February 28, 1997.

     Management believes that markets exist for the product the Company has developed; however, there is an inherent uncertainty associated with the success of such new product. The likelihood of success of the Company must be considered in view of the Company's limited resources and current financial condition, the problems and expenses frequently encountered in connection with formation of a new business, the ability to raise new funds, the development and application of new technology, and the competitive environment in which the Company intends to operate.

     The net proceeds from the sale of Common Shares in the Regulation S offering in November 1996 were sufficient to fund the Company's working capital requirements for the three months ended February 28, 1997. Current sales are not sufficient to fund operations, and the Company did not raise any equity or debt capital during the three months ended February 28, 1997. The Company believes that the cash and cash equivalents on hand at February 28, 1997 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the third quarter of fiscal 1997. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

                              FEBRUARY 28, 1997

     The estimated length of time current cash and cash equivalents will sustain the Company's operations is based on certain estimates and assumptions made by the Company. Such estimates and assumptions are subject to change as a result of actual experience. There can be no assurance that actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop enhancements to, and product extensions of, the Cerebral Oximeter, to conduct research and development concerning additional potential applications of the Company's technology and for working capital will not be substantially greater than current estimates.

     Product Sales. Although on June 5, 1996 the Company received clearance from the FDA to market the Cerebral Oximeter in the United States, the Company does not believe that product sales will be sufficient to fund the Company's operations in fiscal 1997. In addition, the long sales cycle, the customer education required in connection with a new technology, the inexperience of the Company's sales force with the Cerebral Oximeter, and the short time since the Company obtained FDA clearance to market the product in the United States make future sales predictions uncertain. There can be no assurance that the Company will ever be successful or profitable in marketing the Cerebral Oximeter and the related SomaSensor.

     Securities Sales. The Company has entered into a Letter Agreement, dated as of January 10, 1997, pursuant to which the Company has exclusively retained a managing underwriter to underwrite a proposed public offering by the Company of 1,800,000 newly-issued Common Shares. The Company has also agreed to grant the underwriter an option to purchase an additional 270,000 Common Shares to cover over-allotments and a five-year warrant to purchase an amount of shares equal to 10% of the Common Shares sold in the offering at an exercise price equal to 120% of the purchase price for the Common Shares in the offering. Among other things the offering is contingent on the satisfactory completion of a due diligence investigation of the Company by the underwriter and its agents. Any such offering will be made only by means of a prospectus. In addition, the type and amount of security, if any, that might ultimately be issued in any such offering have not yet been definitively determined and will be dependent on negotiations with the underwriter, market conditions and management's then current estimate of the proceeds necessary or desired to sustain the Company's operations. There can be no assurance that such offering will occur or that the Company will be able to raise any capital or capital in amounts it desires, or on terms and conditions acceptable to the Company.

     Also as of February 28, 1997, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of April 11, 1997. In addition, the placement agents and their transferees hold warrants to purchase 52,970 Common Shares exercisable at $12.50 per share, 15,000 warrants exercisable at $14.40 per share, and 11,242 warrants exercisable at $12.50 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

     Indebtedness. The Company has no loan commitments.

     There can be no assurance that even if the Company receives additional capital, it will be able to achieve the level of sales necessary to sustain its operations. There can be no assurance that the Company will be able to obtain any funds on terms acceptable to the Company and at times required by the Company through sales of the Company's product, sales of securities or loans in sufficient quantities. The report of the Company's Independent Auditors contains an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern.

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

                              February 28, 1997

     These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                February 28, 1997  November 30, 1996
                                -----------------  -----------------

     Finished goods ..........           $419,465           $437,079
     Work in process .........            347,929            307,510
     Purchased components ....            383,358            386,996
                                       ----------         ----------
        Sub-total ............          1,150,752          1,131,585
     Less reserve for obsolete
        and excess inventory .          (198,820)          (200,450)
                                       ----------         ----------
        Total ................           $951,932           $931,135
                                       ==========         ==========



     Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $34,332 and $32,604 at February 28, 1997 and November 30, 1996, respectively.

     Loss Per Common Share is computed using the weighted average number of common shares outstanding during each period. Common Shares issuable under stock options and warrants have not been considered in the computation of the net loss per Common Share because such inclusion would be antidilutive.

4. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:


                           February 28, 1997  November 30, 1996
                           -----------------  -----------------

     Professional Fees ..     $ 33,739          $ 101,697
     Product Upgrades ...       16,341             18,261
     Warranty ...........       17,467             12,421
     Accrued Insurance ..       34,613             32,231
     Accrued Incentive...       37,863                 --
     Other...............       63,930             89,500
                              --------           --------
       Total.............     $203,953           $254,110
                              ========           ========


5. COMMITMENTS AND CONTINGENCIES

     On April 25, 1994, a shareholder of the Company filed suit in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company and Gary D. Lewis, the Company's former Chairman of the Board, in an action captioned Benjamin Langford v. Somanetics Corporation and Gary D. Lewis. The plaintiff alleges that Company documents contained material

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              FEBRUARY 28, 1997



misstatements and omissions in violation of various securities laws. He seeks unspecified compensatory and punitive damages. While the Company settled a class action in 1996 raising similar issues, approximately 11 persons, including Benjamin Langford, opted out of that action and the related settlement and, therefore, are not barred by the settlement from pursuing their own claims against the Company. Mr. Langford's action is still pending against the Company, although it is no longer a class action. The Company's motion to dismiss the Langford action was denied and discovery is proceeding. Management believes it has substantial defenses to the Langford claim.

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

6. SUBSEQUENT EVENTS

     On January 15, 1997, the Company's Board of Directors approved an amendment and restatement of the Company's Restated Articles of Incorporation to (i) effect a one-for-ten reverse stock split of the Company's Common Shares while keeping 6,000,000 authorized Common Shares, at a par value of $0.01, and
(ii) remove provisions relating to the Convertible Preferred Shares redeemed February 28, 1996, all subject to shareholder approval at the 1997 Annual Meeting of Shareholders. The Company's shareholders approved such amendment and restatement at the 1997 Annual Meeting of Shareholders on March 25, 1997 and the reverse stock split became effective April 10, 1997. All information contained in this report gives retroactive effect to the 1-for-10 reverse stock split effected April 10, 1997.

     In addition, on January 15, 1997, the Company's Board of Directors approved the Somanetics Corporation 1997 Stock Option Plan, pursuant to which 295,000 Common Shares (after giving effect to the one-for-ten reverse stock split described above) are reserved for issuance pursuant to options to be granted to key employees, directors, consultants and advisors of the Company, all subject to approval of the reverse stock split described above, subject to shareholder approval at the 1997 Annual Meeting of Shareholders. The Company's shareholders approved the reverse stock split and the 1997 Stock Option Plan at the 1997 Annual Meeting of Shareholders on March 25, 1997, and the reverse stock split became effective on April 10, 1997.

     On March 27, 1997, the 4,500 Exchange Warrants expired unexercised.

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                         MANAGEMENT'S DISCUSSION AND
                            ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                              February 28, 1997


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties, including the factors described under "Risk Factors" in the Company's Registration Statement on Form S-3 (file no. 33-60260), that could cause actual results to differ materially from historical results or those currently anticipated.

RESULTS OF OPERATIONS

OVERVIEW

     Somanetics Corporation develops, manufactures and markets the INVOS 3100A Cerebral Oximeter, the only FDA cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. In 1988, the Company began clinical studies of the Cerebral Oximeter on human patients. In June 1992, the Company received 510(k) clearance from the FDA to market the Cerebral Oximeter in the United States for use on adults. The Company began commercial shipments of Cerebral Oximeters and SomsaSensors in May 1993. In November 1993, the FDA rescinded the Company's clearance to market the Cerebral Oximeter and the related disposable SomaSensor in the United States, and the Company suspended all commercial sales. In February 1994, the Company resumed marketing its product in several foreign countries, and in June 1996 the Company received clearance from the FDA to market the Cerebral Oximeter and the related disposable SomaSensor in the United States.

     The Company is in the development stage and has accumulated losses of $31,499,623 through February 28, 1997. From its inception in January 1982 through February 28, 1997, its primary activities have consisted of research and development of the INVOS technology, a discontinued product, the Cerebral Oximeter and the related disposable SomaSensor. The Company believes that its accumulated deficit will continue to increase for the foreseeable future.

     The Company derives its revenues from sales of Cerebral Oximeters and SomaSensors to its distributors and, since the June 1996 FDA clearance, to hospitals through its direct sales employees. The Company recognizes revenues when it ships its product to its distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. The Company's primary expenses, excluding the cost of its product, are selling, general and administrative expenses and research, development and engineering expenses, which are generally expensed as incurred. The Company capitalizes its patent costs and amortizes them over 17 years.
Since May 1994, the Company has exchanged the new model 3100A Cerebral Oximeters for its model 3100 Cerebral Oximeters. The new Company refurbishes the model 3100 Cerebral Oximeters it receives and sells them approximately at cost in countries that do not require compliance with the standards met by the model 3100A. Such sales reduce the Company's overall gross margin.

THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 1996

     Net sales decreased by approximately $161,000, or 31%, from $515,079 in the three-month period ended February 29, 1996 to $353,863 in the three-month period ended February 28, 1997. The decrease in sales was primarily attributable to a 26% decrease in the average selling price of Cerebral Oximeters to Baxter Limited to make their price similar to that of other distributors and reduced shipments to Baxter Limited in Japan, which purchased its requirements for all of 1996 in the first quarter of fiscal 1996. Sales of refurbished model 3100 Cerebral Oximeters, model 3100A Cerebral Oximeters and SomaSensors comprised approximately 5%, 73% and 22%, respectively, of the Company's sales in the first quarter of fiscal 1997 and 5%, 84% and 11%, respectively, of the Company's sales in the first quarter of fiscal 1996. Approximately 63% of the Company's net sales in the first quarter of fiscal 1997 were export sales, compared to 100% of the Company's net sales in the first quarter of fiscal 1996. One international distributor and two United States distributors accounted for approximately 42%, 14% and 11%, respectively, of total net sales for the three months ended February 28,

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                         MANAGEMENT'S DISCUSSION AND
                            ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                              February 28, 1997

1997, and two international distributors accounted for approximately 86% and 6% of total net sales for the three months ended February 29, 1996.

     Gross margin as a percentage of net sales for the quarters ended February 28, 1997 and February 29, 1996 was approximately 49% and 59%, respectively. Gross margin as a percentage of net sales decreased in the first quarter ended February 28, 1997 from the first quarter of fiscal 1996 primarily because the Company realized lower average selling prices for model 3100A Cerebral Oximeters, and the cost to the Company of the SomaSensor was higher in the first quarter of fiscal 1997 and because sensors were a larger portion of overall sales. This decrease was partially offset by an approximately 4% decrease in materials cost for the Cerebral Oximeter in the first quarter of fiscal 1997.

     The Company's research, development and engineering expenses increased approximately $114,000, or 229%, from $49,936 for the three months ended February 29, 1996 to $164,211 for the three-month period ended February 28, 1997. The increase is primarily attributable to increased consulting fees and costs of development materials in fiscal 1997 in connection with new product development, an increase in research, development, and engineering personnel from two employees at February 29, 1996 to five employees at February 28, 1997, increased clinical testing in the first quarter of fiscal 1997, and increased obsolescence costs in the first quarter of fiscal 1997.

     Selling, general and administrative expenses increased approximately $768,000, or 130%, from $590,331 for the three months ended February 29, 1996 to $1,359,088 for the three months ended February 28, 1997. The increase in selling, general and administrative expense is primarily attributable to a $496,000 increase in salaries, wages and related expenses as a result of the additional employees hired since May 31, 1996 (from an average of 19 employees in the first quarter of fiscal 1996 to 36 employees in the first quarter of fiscal 1997), and an increase in incentive compensation accrual, and a $181,000 increase in selling-related expenses as a result of the costs associated with training and equipping direct sales personnel with demonstration equipment, the added cost of promotional equipment and materials in the United States, an increase in travel and related expenses, due to distributor training and support and additional employees in sales and marketing, and an increase in trade show participation expenses.

     For the three-month period ended February 28, 1997, the Company realized a 309% increase in its net loss over the same period in fiscal 1996. The increase is primarily attributable to a 31% reduction in sales and a 137% increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations during the three-month period ended February 28, 1997 was approximately $1,457,000. Cash was used primarily to (i) fund the Company's net loss, including selling, general and administrative expenses and research, development and engineering expenses (approximately $1,295,000, net of

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                         MANAGEMENT'S DISCUSSION AND
                            ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                              FEBRUARY 28, 1997


depreciation and amortization expense), (ii) increase accounts receivable (approximately $132,000) primarily due to higher sales in the first quarter of fiscal 1997 than in the prior two quarters, (iii) decrease accrued liabilities primarily as a result of the payment of professional fees (approximately $50,000), and (iv) increase inventories as a result of increased manufacturing activity in preparation for domestic sales (approximately $21,000). These uses of cash were partially offset by an increase in accounts payable (approximately $42,000) primarily due to increased legal and professional expenses and inventory purchases in preparation for selling and marketing efforts in the United States combined with slower payment. Management expects working capital requirements to increase if sales increase.

     As of February 28, 1997 the Company had working capital of $2,577,418, and cash and cash equivalents of $1,844,674, total current liabilities of $610,096 and shareholder's equity of $2,756,955. The Company has no loan commitments.

     The Company believes that the cash and cash equivalents on hand at February 28, 1997 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the third quarter of fiscal 1997. By that time the Company will be required to raise additional cash either (i) through additional sales of its product, (ii) through sales of securities, (iii) by incurring indebtedness or (iv) by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

     The estimated length of time current cash and cash equivalents will sustain the Company's operations is based on certain estimates and assumptions made by the Company. Such estimates and assumptions are subject to change as a result of actual experience and there can be no assurance that actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop enhancements to, and product extensions of, the Cerebral Oximeter, to conduct research and development concerning additional potential applications of the Company's technology and for working capital will not be substantially greater than current estimates.

     Product Sales. Although on June 5, 1996 the Company received clearance from the FDA to market the Cerebral Oximeter in the United States, the Company does not believe that product sales will be sufficient to fund the Company's operations in fiscal 1997. In addition, the long sales cycle, the customer education required in connection with a new technology, the inexperience of the Company's sales force with the Cerebral Oximeter, and the short time since the Company obtained FDA clearance to market the product in the United States make future sales predictions uncertain. There can be no assurance that the Company will ever be successful or profitable in marketing the Cerebral Oximeter and the related SomaSensor.

     Securities Sales. The Company has entered into a Letter Agreement, dated as of January 10, 1997, pursuant to which the Company has exclusively retained a managing underwriter to underwrite a proposed public offering by the Company of 1,200,000 newly-issued Common Shares. The Company has also agreed to grant the underwriter an option to purchase an additional 180,000 Common Shares to cover over-allotments and a five-year warrant to purchase an amount of shares equal to 10% of the Common Shares sold in the offering at an exercise price equal to 120% of the purchase price for the Common Shares in the offering. Among other things the offering is contingent on the satisfactory completion of a due diligence investigation of the Company by the underwriter and its agents. Any such offering will be made only by means of a prospectus. In addition, the type and amount of security, if any, that might ultimately be issued in any such offering have not yet been definitively determined and will be dependent on negotiations with the underwriter, market conditions and management's then current estimate of the proceeds necessary or desired to sustain the Company's operations. There can be no assurance that such offering will occur or that the Company will be able to raise any capital or capital in amounts it desires, or on terms and conditions acceptable to the Company.

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                              FEBRUARY 28, 1997

     Also as of February 28, 1997, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and April 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of April 11, 1997. In addition, the placement agents and their transferees hold warrants to purchase 52,970 Common Shares exercisable at $12.50 per share, 15,000 warrants exercisable at $14.40 per share, and 11,424 warrants exercisable at $12.50 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

     Indebtedness.  The Company has no loan commitments.

     There can be no assurance that even if the Company receives additional capital, it will be able to achieve the level of sales necessary to sustain its operations. There can be no assurance that the Company will be able to obtain any funds on terms acceptable to the Company and at times required by the Company through sales of the Company's product, sales of securities or loans in sufficient quantities. The report of the Company's Independent Auditors contains an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern.

     For a description of a lawsuit alleging various securities law violations filed by a shareholder of the Company on April 25, 1994, see Note 5 of Notes to Financial Statements included in Item 1 of this report.

                           PART II OTHER INFORMATION


Item 2. Changes in Securities

     Effective as of the close of business on April 10, 1997, the Company amended and restated its articles of incorporation to (i) effect a one-for-ten reverse stock split of the Company's Common Shares, while keeping 6,000,000 authorized Common Shares, at a par value of $0.01, and (ii) remove provisions relating to the Convertible Preferred Shares redeemed February 28, 1996. As a result of the reverse stock split, as of the close of business on April 10, 1997, each 10 pre-split Common Shares were automatically combined and changed into one post-split Common Share. Each certificate representing pre-split Common Shares now represents for all purposes one-tenth of that number of post-split Common Shares. Shareholders are being asked to exchange their certificates representing Common Shares held before the close of business on April 10, 1997 for new Common Shares issued as a result of the reverse stock split. Certificates representing pre-split Common Shares presented for transfer will not be transferred on the books and records of the Company, but will be returned to the tendering person for exchange.

     No scrip or fractional post-split Common Shares will be issued to any shareholder in connection with the reverse stock split. All shareholders of record who would otherwise be entitled to receive fractional post-split Common Shares, will, upon surrender of their certificates representing pre-split
Common Shares, receive a cash payment in lieu thereof equal to the fair value of such fraction share, based on the closing price of the Common Shares on The Nasdaq SmallCap Market on April 10, 1997.

     The reverse stock split will not affect the par value of the authorized Common Shares, and the number of authorized Common Shares after the reverse stock split will be 6,000,000 Common Shares, par value $0.01 a share. This number of authorized Common Shares together with the decrease in the number of Common Shares outstanding and reserved for issuance pursuant to the exercise of options and warrants has resulted in an increase in the number of shares available for issuance. The terms of the post-split Common Shares are the same as the terms of the pre-split Common Shares. The reverse stock split will not affect the number or par value of the authorized Preferred Shares, which will remain at 1,000,000 Preferred Shares, par value $0.01 per share.


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            3(i) Restated Articles of Incorporation of Somanetics Corporation.

            10.1 Letter Agreement, dated as of February 20, 1997, between
                 Somanetics Corporation and Mitani & Co., LLC.

            27.1 Financial Data Schedule.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Somanetics Corporation
                                                   ----------------------
                                                   (Registrant)




Date: April 14, 1997                               By:  /s/ RAYMOND W. GUNN
                                                      ---------------------
                                                      Raymond W. Gunn
                                                      Executive Vice President
                                                      and Chief Financial
                                                      Officer (Duly Authorized
                                                      and Principal Financial
                                                      Officer)

                                 EXHIBIT INDEX




EXHIBIT                             DESCRIPTION

3(i)     Restated Articles of Incorporation of Somanetics Corporation.
10.1     Letter Agreement, dated as of February 20, 1997, between
         Somanetics Corporation and Mitani & Co., LLC.
27.1     Financial Data Schedule.