Form 10-Q/A
period 1997-02-28
SOMANETICS CORP
filed 1997-04-17
CIK 704328

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended FEBRUARY 28, 1997

                                       OR

( )  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from _________ to ________

                         Commission file number 0-19095

                            SOMANETICS  CORPORATION
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                         38-2394784
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

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

                          Yes _____X_____     No __________

        Number of common shares outstanding at April 11, 1997: 2,285,351

                           PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         (a)   Exhibits

               3(i)     Restated Articles of Incorporation of Somanetics
                        Corporation, incorporated by reference to Exhibit
                        3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.

               10.1 Letter Agreement, dated as of February 20, 1997, between Somanetics Corporation and Mitani & Co., LLC, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.

               27.1     Financial Data Schedule, incorporated by reference to
                        Exhibit 27.1 to the Company's Quarterly Report on
                        Form 10-Q for the quarter ended February 28, 1997.

               27.2 Restated Financial Data Schedule for the fiscal year ended November 30, 1996.

               27.3 Restated Financial Data Schedule for the nine-month period ended August 31, 1996.

               27.4 Restated Financial Data Schedule for the six-month period ended May 31, 1996.

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Somanetics Corporation
                                              (Registrant)





Date: April 17, 1997                          By: /s/ Raymond W. Gunn
      --------------                             --------------------

                                              Raymond W. Gunn
                                              Executive Vice President and Chief
                                              Financial Officer (Duly Authorized
                                              and Principal Financial Officer)

                                 EXHIBIT INDEX



Exhibit                                    Description
-------                                    -----------
3(i)    Restated Articles of Incorporation of Somanetics Corporation,
        incorporated by reference to Exhibit 3(i) to the Company's
        Quarterly Report on Form 10-Q for the quarter ended February 28,
        1997.

10.1    Letter Agreement, dated as of February 20, 1997, between
        Somanetics Corporation and Mitani & Co., LLC, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.

27.1 Financial Data Schedule, incorporated by reference to Exhibit 27.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.

27.2    Restated Financial Data Schedule for the fiscal year ended
        November 30, 1996.

27.3    Restated Financial Data Schedule for the nine-month period ended
        August 31, 1996.

27.4    Restated Financial Data Schedule for the six-month period ended
        May 31, 1996.
