Form 10-Q
period 1997-05-31
SOMANETICS CORP
filed 1997-06-27
CIK 704328

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934
                 For the quarterly period ended MAY 31, 1997

                                       OR


( ) Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
           For the transition period from              to
                                          ------------    ------------


                         Commission file number 0-19095

                           SOMANETICS  CORPORATION
           (Exact name of registrant as specified in its charter)


                  MICHIGAN                                    38-2394784
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                           Identification No.)


                             1653 EAST MAPLE ROAD,
                                 TROY, MICHIGAN
                                   48083-4208
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (248) 689-3050
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X             No
                           ---               ---

        Number of common shares outstanding at June 27, 1997: 4,285,334

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION
                         (A development stage company)



                                 BALANCE SHEETS




                                                                           May 31,       November 30,
                                                                             1997            1996
ASSETS                                                                  --------------  --------------
CURRENT ASSETS:                                                           (Unaudited)      (Audited)
   Cash and cash equivalents ........................................   $    432,217     $  3,291,911
   Accounts receivable, net of allowance for doubtful accounts of approximately $53,000 and $46,000 at May 31, 1997 and
      November 30, 1996, respectively ...............................        503,288          191,436
   Inventory, net ...................................................        844,844          931,135
   Prepaid expenses .................................................         37,200           65,435
                                                                        ------------     ------------
      Total current assets ..........................................      1,817,549        4,479,917
                                                                        ------------     ------------
PROPERTY AND EQUIPMENT (at cost):
   Machinery and equipment ..........................................        495,314          479,757
   Furniture and fixtures ...........................................        193,683          193,343
   Leasehold improvements ...........................................        166,770          166,770
                                                                        ------------     ------------
      Total .........................................................        855,767          839,870
   Less accumulated depreciation and amortization ...................       (763,861)        (743,775)
                                                                        ------------     ------------
      Net property and equipment ....................................         91,906           96,095
                                                                        ------------     ------------
OTHER ASSETS:
   Patents and trademarks, net ......................................         75,673           79,129
   Other ............................................................        204,816           16,600
                                                                        ------------     ------------
      Total other assets ............................................        280,489           95,729
                                                                        ------------     ------------
TOTAL ASSETS ........................................................   $  2,189,944     $  4,671,741
                                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .................................................   $    634,950     $    364,032
   Accrued liabilities ..............................................        242,916          254,110
                                                                        ------------     ------------
      Total current liabilities .....................................        877,866          618,142
                                                                        ------------     ------------
COMMITMENTS AND CONTINGENCIES .......................................         --               --
SHAREHOLDERS' EQUITY:
   Preferred shares; authorized, 1,000,000 shares of $.01 par value;
      no shares issued or outstanding ...............................         --               --
   Common shares; authorized, 6,000,000 shares of $.01 par value;
      issued and outstanding, 2,285,334 and 2,285,351 shares at
      May 31, 1997 and November 30, 1996, respectively ..............         22,853           22,854
   Additional paid-in capital .......................................     34,253,189       34,241,798
   Deficit accumulated during the development stage .................    (32,963,964)     (30,211,053)
                                                                        ------------     ------------
      Total shareholders' equity ....................................      1,312,078        4,053,599
                                                                        ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................   $  2,189,944     $  4,671,741
                                                                        ============     ============


                       See notes to financial statements

                            SOMANETICS CORPORATION
                        (A development stage company)


                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                    Cumulative
                                                                                                  for  the Period
                                                Three Months                 Six Months          January 15, 1982
                                                Ended May 31,               Ended May 31,        (Date of Inception)
                                          ------------------------    -------------------------      to May 31,
                                              1997         1996           1997          1996           1997
                                           -----------  -----------   ------------  -----------    ------------
REVENUES:
  Net sales ............................   $   401,056  $   84,387    $  754,919     $  599,465     $ 6,483,851
  Research and development activities ..         --           --              --           --           122,500
                                           -----------  ----------    -----------    ----------     -----------
      Total revenues ...................       401,056      84,387        754,919       599,465       6,606,351
COST OF SALES ..........................       213,939      48,318        394,211       259,451       3,021,462
                                           -----------  ----------    -----------    ----------     -----------
GROSS MARGIN ...........................       187,117      36,069        360,708       340,014       3,584,889
                                           -----------  ----------    -----------    ----------     -----------

OPERATING EXPENSES:
  Research, development and engineering        239,973      52,732        404,185       102,668        8,409,095
  Selling, general and administrative ..     1,413,807     609,386      2,772,893     1,199,716       28,962,616
                                           -----------  ----------    -----------    ----------     ------------
      Total operating expenses .........     1,653,780     662,118      3,177,078     1,302,384       37,371,711
                                           -----------  ----------    -----------    ----------     ------------
OPERATING LOSS .........................    (1,466,663)   (626,049)    (2,816,370)     (962,370)     (33,786,822)
                                           -----------  ----------    -----------    ----------     ------------
OTHER INCOME (EXPENSE):
  Interest income ......................        14,064      18,752         47,259        32,411        1,168,407
  Interest expense .....................             -           -              -             -         (231,674)
  Other ................................         8,100       8,100         16,200        11,173          (94,033)
                                           -----------  ----------    -----------    ----------     ------------
      Total other income ...............        22,164      26,852         63,459        43,584          842,700
                                           -----------  ----------    -----------    ----------     ------------
NET LOSS ...............................   $(1,444,499) $ (599,197)   $(2,752,911)   $ (918,786)    $(32,944,122)
                                           -----------  ----------    -----------    ----------     ------------

NET LOSS PER COMMON SHARE ..............  $      (0.63) $    (0.33)   $     (1.20)   $    (0.51)    $     (40.94)
                                           -----------  ----------    -----------    ----------     ------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING ..............     2,285,342    1,820,033      2,285,347     1,799,154          804,748
                                           ===========   ==========    ===========    ==========     ============



                       See notes to financial statements

                            SOMANETICS CORPORATION
                        (A development stage company)


                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)
                                   (1 of 2)



                                                                          PRICE                     ADDITIONAL      ACCUM-
                                                                           PER              SHARE     PAID-IN       ULATED
                                                             DATE         SHARE    SHARES   VALUE     CAPITAL      DEFICIT
                                                        ---------------  --------  -------  ------  -----------  ------------

ISSUANCE OF COMMON SHARES:

  For shareholders' contributions of test equipment ..  January, 1982      $ 0.32   83,037  $  830  $    25,670  $      -
  For cash ...........................................  July, 1982          13.08    7,835      79      101,921
  Net loss from January 15, 1982 (date of inception)
    to November 30, 1982 .............................                                                              (107,083)
                                                                                   -------  ------  -----------  ------------
Balance at November 30, 1982 .........................                              90,872     909      127,591     (107,083)

  For cash ...........................................  December, 1982      13.08    3,917      39       50,961
  For services .......................................  January, 1983       13.08    1,567      16       20,484
  For cash, less issuance costs of $5,863 ............  July, 1983          26.17   11,624     116      298,185
  For services .......................................  November, 1983      26.17      784       8       20,492
  Net loss for the year ended November 30, 1983 ......                                                              (291,986)
                                                                                   -------  ------  -----------  ------------
Balance at November 30, 1983 .........................                             108,764   1,088      517,713     (399,069)

  For cash, less issuance costs                         December, 1983-
    of $7,735                                           April, 1984         26.17   19,421     194      500,252
  For patents                                           February, 1984      26.17    4,895      49      128,020
  For cash                                              November, 1984      35.10    3,730      37      130,899
  Net loss for the year ended November 30, 1984 ......                                                              (700,380)
                                                                                   -------  ------  -----------  ------------
Balance at November 30, 1984 .........................                             136,810   1,368    1,276,884   (1,099,449)

  For cash, less issuance costs                         December, 1984-
    of $3,726                                           June, 1985          35.10   13,029     130      453,485
  For cash                                              November, 1985      70.20   14,484     145    1,016,655
  Net loss for the year ended November 30, 1985 ......                                                              (559,871)
                                                                                   -------  ------  -----------  ------------
Balance at November 30, 1985 .........................                             164,323   1,643    2,747,024   (1,659,320)

  Exercise of stock options for cash .................  December, 1985      35.10      783       8       27,492
  For cash ...........................................  January, 1986       70.20   10,444     104      733,097
  Net loss for the year ended November 30, 1986 ......                                                            (1,222,772)
                                                                                   -------  ------  -----------  ------------
Balance at November 30, 1986 .........................                             175,550   1,755    3,507,613   (2,882,092)

  For cash, less issuance costs                         March, 1987-
    of $9,500                                           September, 1987     51.06   10,359     104      519,296
  Net loss for the year ended November 30, 1987 ......                                                            (1,143,081)
                                                                                   -------  ------  -----------  ------------
Balance at November 30, 1987 .........................                             185,909   1,859    4,026,909   (4,025,173)

  For cash, less issuance costs                         February, 1988-
    of $10,500                                          April, 1988         51.06    3,291      33      157,467
  Net loss for the year ended November 30, 1988 ......                                                              (352,311)
                                                                                   -------  ------  -----------  ------------
Balance at November 30, 1988 .........................                             189,200   1,892    4,184,376   (4,377,484)

  For cash and the exchange of debt                     January, 1989-
    due a shareholder ................................  July, 1989          51.06    4,524      45      230,955
  Net loss for the year ended November 30, 1989 ......                                                              (446,642)
                                                                                   -------  ------  -----------  ------------
Balance at November 30, 1989 .........................                             193,724   1,937    4,415,331   (4,824,126)

  For services .......................................  August, 1990        51.06    4,701      47      239,953
  Net loss for the year ended November 30, 1990 ......                                                            (1,328,518)
                                                                                   -------  ------  -----------  ------------
Balance at November 30, 1990 .........................                             198,425   1,984    4,655,284   (6,152,644)

  For cash, less issuance costs of $1,630,241 ........  March, 1991         20.00  360,000   3,600    5,566,159
  Unit Purchase Option ...............................  March, 1991                                         120
  Redeemable Convertible Preferred Stock dividend ....  April, 1991                                                  (19,843)
  For cash, less issuance costs of $126,900 ..........  April, 1991         20.00   54,000     540      952,560
  Net loss for the year ended November 30, 1991 ......                                                            (2,058,493)
                                                                                   -------  ------  -----------  ------------
Balance at November 30, 1991 .........................                             612,425  $6,124  $11,174,123  $(8,230,980)




                                                                        TOTAL
                                                                    SHAREHOLDERS'
                                                                       EQUITY
                                                                     (DEFICIENCY)
                                                                    -------------
  For shareholders' contributions of test equipment ..             $    26,500
  For cash ...........................................                 102,000
  Net loss from January 15, 1982 (date of inception)
    to November 30, 1982 .............................                (107,083)
                                                                   -----------
Balance at November 30, 1982 .........................                  21,417

  For cash ...........................................                  51,000
  For services .......................................                  20,500
  For cash, less issuance costs of $5,863 ............                 298,301
  For services .......................................                  20,500
  Net loss for the year ended November 30, 1983 ......                (291,986)
                                                                   -----------
Balance at November 30, 1983 .........................                 119,732

  For cash, less issuance costs
    of $7,735                                                          500,446
  For patents                                                          128,069
  For cash                                                             130,936
  Net loss for the year ended November 30, 1984 ......                (700,380)
                                                                   -----------
Balance at November 30, 1984 .........................                 178,803

  For cash, less issuance costs
    of $3,726                                                          453,615
  For cash                                                           1,016,800
  Net loss for the year ended November 30, 1985 ......                (559,871)
                                                                   -----------
Balance at November 30, 1985 .........................               1,089,347

  Exercise of stock options for cash .................                  27,500
  For cash ...........................................                 733,201
  Net loss for the year ended November 30, 1986 ......              (1,222,772)
                                                                   -----------
Balance at November 30, 1986 .........................                 627,276

  For cash, less issuance costs
    of $9,500                                                          519,400
  Net loss for the year ended November 30, 1987 ......              (1,143,081)
                                                                   -----------
Balance at November 30, 1987 .........................                   3,595

  For cash, less issuance costs
    of $10,500                                                         157,500
  Net loss for the year ended November 30, 1988 ......                (352,311)
                                                                   -----------
Balance at November 30, 1988 .........................                (191,216)

  For cash and the exchange of debt
    due a shareholder ................................                 231,000
  Net loss for the year ended November 30, 1989 ......                (446,642)
                                                                   -----------
Balance at November 30, 1989 .........................                (406,858)

  For services .......................................                 240,000
  Net loss for the year ended November 30, 1990 ......              (1,328,518)
                                                                   -----------
Balance at November 30, 1990 .........................              (1,495,376)

  For cash, less issuance costs of $1,630,241 ........               5,569,759
  Unit Purchase Option ...............................                     120
  Redeemable Convertible Preferred Stock dividend ....                 (19,843)
  For cash, less issuance costs of $126,900 ..........                 953,100
  Net loss for the year ended November 30, 1991 ......              (2,058,493)
                                                                   -----------
Balance at November 30, 1991 .........................             $ 2,949,267


                       See notes to financial statements

                             SOMANETICS CORPORATION
                         (A development stage company)


                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)
                                    (2 OF 2)




                                                                         PRICE                      ADDITIONAL      ACCUM-
                                                                          PER               SHARE     PAID-IN       ULATED
                                                             DATE        SHARE    SHARES    VALUE     CAPITAL       DEFICIT
                                                        ---------------  ------  ---------  ------  -----------  -------------

Balance at November 30, 1991 .........................                             612,425  $6,124  $11,174,123   $(8,230,980)
  Exercise of Class A Warrants for cash,                December, 1991-
    less issuance costs of $702,917 ..................  May, 1992         30.00    413,900   4,139   11,709,944
                                                        February, 1992-
  Exercise of Class B Warrants for cash ..............  November, 1992    40.00      3,406      34      136,186
                                                        July, 1992-      20.00-
  Exercise of stock options for cash .................  November, 1992    21.90      3,010      30       66,045
  Net loss for year ended November 30, 1992 ..........                                                             (5,390,637)
                                                                                 ---------  ------  -----------  -------------
Balance at November 30, 1992 .........................                           1,032,741  10,327   23,086,298   (13,621,617)

                                                        December, 1992-
  Exercise of Class B Warrants for cash ..............  October, 1993     40.00      2,976      30      119,034
                                                        March, 1993-
  Exercise of Class M Warrants for cash ..............  October, 1993     10.00     60,018     601      599,578
                                                        March, 1993-     20.00-
  Exercise of stock options for cash .................  September, 1993   43.80        310       3       13,147
  Exercise of Unit Purchase Options and                 May, 1993-       30.00-
    underlying Class A Warrants for cash .............  October, 1993     33.00      1,000      10       31,496
  Net loss for the year ended November 30, 1993 ......                                                             (6,135,830)
                                                                                 ---------  ------  -----------  -------------
Balance at November 30, 1993 .........................                           1,097,045  10,971   23,849,553   (19,757,447)

  For cash, less issuance costs of $490,790 ..........  August, 1994       8.00    529,700   5,297    3,741,513
  Exercise of stock options for cash .................  November, 1994   16.25-
                                                                          35.90         10      --          202
  Net loss for the year ended November 30, 1994 ......                                                             (4,331,500)
                                                                                 ---------  ------  -----------  -------------
Balance at November 30, 1994 .........................                           1,626,755  16,268   27,591,268   (24,088,947)

  Exercise of stock options for cash .................  February, 1995     8.40        100       1          843
  For cash, less issuance costs of $282,475 ..........  July, 1995        12.50    150,000   1,500    1,591,125
  Net loss for the year ended November  30, 1995 .....                                                             (2,818,403)
                                                                                 ---------  ------  -----------  -------------
Balance at November 30, 1995 .........................                           1,776,855  17,769   29,183,236   (26,907,350)

                                                        January, 1996-    8.40-
  Exercise of stock options for cash .................  June, 1996        14.70      7,717      77       75,030
  For cash, less issuance costs of $143,587 ..........  April, 1996       12.50    114,240   1,143    1,283,270
  Exercise of warrants for cash, less issuance          June, 1996-
    costs of $16,350 .................................  September, 1996   20.00     19,698     197      339,886
  For cash, less issuance costs of $650,872 ..........  November, 1996    11.50    366,841   3,668    3,564,135
  Redemption of Class B Warrants .....................  November, 1996     0.50                       (203,759)
  Net loss for the year ended November 30, 1996 ......                                                             (3,303,703)
                                                                                 ---------  ------  -----------  -------------
Balance at November 30, 1996 .........................                           2,285,351  22,854   34,241,798   (30,211,053)

  Reduce issuance costs for November, 1996 offering ..                                                   11,768
  Redemption of fractional shares, April 11, 1997 ....                                (17)     (1)        (377)
  Net loss for the six-month period ended
    May 31, 1997 .....................................                                                             (2,752,911)
                                                                                 ---------  ------  -----------  -------------
Balance at May 31, 1997 ..............................                           2,285,334  22,853  $34,253,189  $(32,963,964)
                                                                                 =========  ======  ===========  =============



                                                                     TOTAL
                                                                  SHAREHOLDERS'
                                                                     EQUITY
                                                                  (DEFICIENCY)
                                                                 -------------
Balance at November 30, 1991 .........................            $ 2,949,267
  Exercise of Class A Warrants for cash,
    less issuance costs of $702,917 ..................             11,714,083

  Exercise of Class B Warrants for cash ..............                136,220

  Exercise of stock options for cash .................                 66,075
  Net loss for year ended November 30, 1992 ..........             (5,390,637)
                                                                  -----------
Balance at November 30, 1992 .........................              9,475,008


  Exercise of Class B Warrants for cash ..............                119,064

  Exercise of Class M Warrants for cash ..............                600,179

  Exercise of stock options for cash .................                 13,150
  Exercise of Unit Purchase Options and
    underlying Class A Warrants for cash .............                 31,506
  Net loss for the year ended November 30, 1993 ......             (6,135,830)
                                                                  -----------
Balance at November 30, 1993 .........................              4,103,077

  For cash, less issuance costs of $490,790 ..........              3,746,810
  Exercise of stock options for cash .................
                                                                          202
  Net loss for the year ended November 30, 1994 ......             (4,331,500)
                                                                  -----------
Balance at November 30, 1994 .........................              3,518,589

  Exercise of stock options for cash .................                    844
  For cash, less issuance costs of $282,475 ..........              1,592,625
  Net loss for the year ended November  30, 1995 .....             (2,818,403)
                                                                  -----------
Balance at November 30, 1995 .........................              2,293,655


  Exercise of stock options for cash .................                 75,107
  For cash, less issuance costs of $143,587 ..........              1,284,413
  Exercise of warrants for cash, less issuance
    costs of $16,350 .................................                340,083
  For cash, less issuance costs of $650,872 ..........              3,567,803
  Redemption of Class B Warrants .....................               (203,759)
  Net loss for the year ended November 30, 1996 ......             (3,303,703)
                                                                  -----------
Balance at November 30, 1996 .........................              4,053,599

  Reduce issuance costs for November, 1996 offering ..                 11,768
  Redemption of fractional shares, April 11, 1997 ....                   (378)
  Net loss for the six-month period ended
    May 31, 1997 .....................................             (2,752,911)
                                                                  -----------
Balance at May 31, 1997 ..............................            $ 1,312,078
                                                                  ===========


                       See notes to financial statements

                            SOMANETICS CORPORATION
                        (A development stage company)


                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)





                                                                                                               Cumulative
                                                                                                             for the Period
                                                                                        Six Months           January 15, 1982
                                                                                       Ended May 31,        (Date of Inception)
                                                                                 -------------------------      to May 31,
                                                                                     1997          1996            1997
                                                                                 ------------  -----------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................................       $(2,752,911)  $ (918,786)     $(32,944,122)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization ........................................          26,522       31,164           855,731
      Expenses paid through the issuance of common shares...................          --           --               408,068
      Loss on disposal of property .........................................          --           --                44,861
      Changes in assets and liabilities:
          Accounts receivable (increase) decrease ..........................        (311,852)     134,381          (503,288)
          Inventory (increase) decrease ....................................          86,291       22,945          (844,844)
          Prepaid expenses (increase) decrease .............................          28,235       27,438           (37,200)
          Other assets (increase) ..........................................        (188,217)     (12,970)         (315,549)
          Accounts payable increase ........................................         270,918       53,949           634,950
          Accrued liabilities increase (decrease) ..........................         (11,194)    (241,576)          242,916
                                                                                 -----------   ----------      ------------
             Net cash (used in) operations .................................      (2,852,208)    (903,455)      (32,458,477)
                                                                                 -----------   ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities .......................................          --            --          (12,166,540)
  Proceeds from sale of marketable securities ..............................          --            --           12,166,540
  Acquisition of property and equipment (net) ..............................         (18,876)       2,897          (929,937)
  Accrual for note receivable - related party ..............................          --           (7,948)           --
                                                                                 -----------   ----------      ------------
             Net cash (used in) investing activities .......................         (18,876)      (5,051)         (929,937)
                                                                                 -----------   ----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Shares ..................................          11,768    1,356,210        34,044,611
  Redemption of Redeemable Convertible Preferred Shares ....................          --          (19,843)          (19,843)
  Redemption of Class B Warrants and Fractional Shares .....................            (378)      --              (204,137)
  Proceeds from issuance of notes payable and long-term debt ...............          --           --             2,515,223
  Repayments of notes payable and long-term debt ...........................          --           --            (2,515,223)
                                                                                 -----------   ----------      ------------
              Net cash provided by financing activities ....................          11,390    1,336,367        33,820,631
                                                                                 -----------   ----------      ------------
NET INCREASE  (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..............................................................      (2,859,694)     427,861           432,217
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ................................................................       3,291,911      941,426            --
                                                                                 -----------   ----------      ------------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD ................................................................     $   432,217   $1,369,287      $    432,217
                                                                                 ===========   ==========      ============


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
 See Statements of Shareholders' Equity (Deficiency) for details of shares issued in exchange for non-cash consideration.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest for the six-month periods ended May 31, 1997 and 1996 approximated $0 and $0, respectively.


                       See notes to financial statements

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 1997


1.   ORGANIZATION AND OPERATIONS

     Somanetics Corporation (the "Company"), a Michigan corporation formed in January 1982, develops, manufactures and markets the INVOS 3100A Cerebral Oximeter (the "Cerebral Oximeter"), the only FDA-cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. The Cerebral Oximeter is based on the Company's proprietary In Vivo Optical Spectroscopy ("INVOS(R)") technology. INVOS analyzes various characteristics of human blood and tissue by measuring and analyzing low-intensity visible and near infrared light transmitted into portions of the body. The Company is in the development stage and has incurred research, product development and other expenses involved in designing, developing, marketing and selling its product, as well as devoting efforts to raising capital.

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

     The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except those described in Note 3 and those not material to the Company's financial condition or results of operations. Operating results for the six-month period ended May 31, 1997, are not necessarily indicative of the results that may be expected for the year ending November 30, 1997, although the Company expects to continue to incur operating losses for the foreseeable future. The unaudited interim financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended November 30, 1996 included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

     The Company is in the development stage and, accordingly, has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $32,963,964 through May 31, 1997. The Company had working capital of $939,683, cash and cash equivalents of $432,217, total current liabilities of $877,866 and shareholders' equity of $1,312,078, as of May 31, 1997.

     Management believes that markets exist for the product the Company has developed; however, there is an inherent uncertainty associated with the success of such new product. The likelihood of success of the Company must be considered in view of the Company's limited resources and current financial condition, the problems and expenses frequently encountered in connection with formation of a new business, the ability to raise new funds, the development and application of new technology, and the competitive environment in which the Company operates.

     The net proceeds from the sale of Common Shares in the Regulation S offering in November 1996 were sufficient to fund the Company's working capital requirements for the six months ended May 31, 1997. Current sales are not sufficient to fund operations. On June 4, 1997, the Company completed the public offering of 2,000,000 newly-issued Common Shares, at a price of $4.00 per share, for gross proceeds of $8,000,000, through an offering underwritten by Brean Murray & Co., Inc. The net proceeds to the Company, after deducting the underwriting discount and the estimated expenses of the offering, were approximately $6,980,000. The Company also granted the underwriter warrants to purchase 200,000 Common Shares at $4.80 per share exercisable during the four-year period beginning May 30, 1998.

                            SOMANETICS CORPORATION
                        (A development stage company)


                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


                                 MAY 31, 1997
     The Company believes that the cash and cash equivalents on hand at May 31, 1997 together with the net proceeds of the June 4, 1997 public offering will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second half of fiscal 1998. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

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

     Securities Sales. As of May 31, 1997, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of June 27, 1997. In addition, the placement agents and their transferees hold warrants to purchase 52,970 Common Shares exercisable at $12.50 per share, 15,000 warrants exercisable at $14.40 per share, and 11,242 warrants exercisable at $12.50 per share. Also, as described above, the underwriter of the 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

     Indebtedness. The Company has no loan commitments.

     There can be no assurance that even if the Company receives additional capital, it will be able to achieve the level of sales necessary to sustain its operations. There can be no assurance that the Company will be able to obtain any funds on terms acceptable to the Company and at times required by the Company through sales of the Company's product, sales of securities or loans in sufficient quantities. The report of the Company's Independent Auditors in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 contains an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern.

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

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)


                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

                                 MAY 31, 1997


3.   COMMON SHARES AND STOCK OPTIONS

     On January 15, 1997, the Company's Board of Directors approved an amendment and restatement of the Company's Restated Articles of Incorporation to (i) effect a one-for-ten reverse stock split of the Company's Common Shares while keeping 6,000,000 authorized Common Shares, at a par value of $0.01, and
(ii) remove provisions relating to the Convertible Preferred Shares redeemed February 28, 1996, all subject to shareholder approval at the 1997 Annual Meeting of Shareholders. The Company's shareholders approved such amendment and restatement at the 1997 Annual Meeting of Shareholders on March 25, 1997, and the reverse stock split became effective on April 10, 1997. All information contained in this report gives retroactive effect to the 1-for-10 reverse stock split effected April 10, 1997.

     In addition, on January 15, 1997, the Company's Board of Directors approved the Somanetics Corporation 1997 Stock Option Plan, pursuant to which 295,000 Common Shares are reserved for issuance pursuant to options to be granted to key employees, directors, consultants and advisors of the Company, all subject to approval of the reverse stock split described above, subject to shareholder approval at the 1997 Annual Meeting of Shareholders. The Company's shareholders approved the reverse stock split and the 1997 Stock Option Plan at the 1997 Annual Meeting of Shareholders on March 25, 1997, and the reverse stock split became effective on April 10, 1997.

     Also at its January 15, 1997 meeting, the Company's Board of Directors granted ten-year stock options independent of the Company's stock option plans to purchase an aggregate of 12,700 Common Shares at $13.10 per share (the then current market price). Such options were granted to eight new employees of the Company. Effective April 24, 1997, the Company granted ten-year options under the 1997 Stock Option Plan to purchase 251,200 Common Shares to 47 employees and consultants of the Company at an exercise price of $4,75 a share (the closing sale price of the Common Shares on the date of grant), including options to purchase 135,000 and 45,000 shares granted to Mr. Barrett and Mr. Gunn, respectively. Also effective April 24, 1997, the Company replaced options to purchase 36,150 Common Shares granted independent of the Company's stock option plans to persons who were not directors or officers of the Company (including the options granted January 15, 1997, described above), with new ten-year options granted independent of the Company's stock option plans exercisable at $4.75 a share.

     On March 27, 1997, the 4,500 Exchange Warrants expired unexercised.


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consists of:



                                       May 31, 1997     November 30, 1996
                                       ------------     -----------------
           Finished goods ..........    $  336,878        $   437,079
           Work in process .........       337,034            307,510
           Purchased components ....       369,578            386,996
                                        ----------        -----------
              Sub-total ............     1,043,489          1,131,585
           Less reserve for obsolete
            and excess inventory ...      (198,645)          (200,450)
                                        ----------        -----------
              Total ................    $  844,844        $   931,135
                                        ==========        ===========

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)


                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


                                 MAY 31, 1997
     Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $36,060 and $32,604 at May 31, 1997 and November 30, 1996, respectively.

     Loss Per Common Share is computed using the weighted average number of common shares outstanding during each period. Common Shares issuable under stock options and warrants have not been considered in the computation of the net loss per Common Share because such inclusion would be antidilutive.

5.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:



                                   May 31, 1997  November 30, 1996
                                   ------------  -----------------

     Professional Fees .........    $ 34,232        $101,697
     Product Upgrades ..........      31,583          18,261
     Warranty ..................      23,589          12,421
     Accrued Insurance .........      13,859          32,231
     Accrued Incentive .........     112,863              --
     Other......................      26,790          89,500
                                    --------        --------
         Total .................    $242,916        $254,110
                                    ========        ========


6.   COMMITMENTS AND CONTINGENCIES

     On April 25, 1994, a shareholder of the Company filed suit in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company and Gary D. Lewis, the Company's former Chairman of the Board, in an action captioned Benjamin Langford v. Somanetics Corporation and Gary D. Lewis. The plaintiff alleges that Company documents contained material misstatements and omissions in violation of various securities laws. He generally seeks unspecified rescissionary damages, interest, punitive damages and attorneys' fees. While the Company settled a class action in 1996 raising similar issues, approximately 11 persons, including Benjamin Langford, opted out of that action and the related settlement and, therefore, are not barred by the settlement from pursuing their own claims against the Company. Mr. Langford's action is still pending against the Company, although it is no longer a class action.
The Company's motion to dismiss the Langford action was denied and discovery is proceeding. Management believes it has substantial defenses to the Langford claim.

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

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


                                 MAY 31, 1997
     Effective April 24, 1997, the Company extended its employment agreements with its President and Chief Executive Officer and with its Executive Vice President and Chief Financial Officer through April 30, 2000 and increased Mr. Barrett's annual salary to $204,750.

7.   SUBSEQUENT EVENTS

     The Company entered into a Second Addendum to the Lease of its facilities dated September 10, 1991 with its landlord. The Second Addendum extends the term of the Lease by two years commencing January 1, 1998 and terminating December 31, 1999, and provides for an option to extend for a third additional year under the same terms and conditions. The minimum monthly lease payment for the extended two-year term is approximately, $14,700, excluding other occupancy costs.

        As discussed in Note 2, on June 4, 1997, the Company completed the public offering of 2,000,000 newly-issued Common Shares, at a price of $4.00 per share, for gross proceeds of $8,000,000, through an offering underwritten by Brean Murray & Co., Inc.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1997

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties, including the factors described under "Risk Factors" and elsewhere in the Company's Registration Statement on Form S-1 (file no. 333-25275), that could cause actual results to differ materially from historical results or those currently anticipated.

RESULTS OF OPERATIONS

OVERVIEW

     Somanetics Corporation develops, manufactures and markets the INVOS 3100A Cerebral Oximeter, the only FDA-cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. In 1988, the Company began clinical studies of the Cerebral Oximeter on human patients. In June 1992, the Company received 510(k) clearance from the FDA to market the Cerebral Oximeter in the United States for use on adults.
The Company began commercial shipments of Cerebral Oximeters and SomaSensors in May 1993. In November 1993, the FDA rescinded the Company's clearance to market the Cerebral Oximeter and the related disposable SomaSensor in the United States, and the Company suspended all commercial sales. In February 1994, the Company resumed marketing its product in several foreign countries, and in June 1996 the Company received clearance from the FDA to market the Cerebral Oximeter and the related disposable SomaSensor in the United States.

     The Company is in the development stage and has accumulated losses of $32,944,122 through May 31, 1997. From its inception in January 1982 through May 31, 1997, its primary activities have consisted of research and development of the INVOS technology, a discontinued product, the Cerebral Oximeter and the related disposable SomaSensor. The Company believes that its accumulated deficit will continue to increase for the foreseeable future.

     The Company derives its revenues from sales of Cerebral Oximeters and SomaSensors to its distributors and, since the June 1996 FDA clearance, to hospitals through its direct sales employees. The Company recognizes revenues when it ships its product to its distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. The Company's primary expenses, excluding the cost of its product, are selling, general and administrative expenses and research, development and engineering expenses, which are generally expensed as incurred. The Company capitalizes its patent costs and amortizes them over 17 years. Since May 1994, the Company has exchanged the new model 3100A Cerebral Oximeters for its model 3100 Cerebral Oximeters. The Company refurbishes the model 3100 Cerebral Oximeters it receives and sells them approximately at cost in countries that do not require compliance with the standards met by the model 3100A. Such sales reduce the Company's overall gross margin percentage.

THREE MONTHS ENDED MAY 31, 1997 COMPARED TO THREE MONTHS ENDED MAY 31, 1996

     Net sales increased by approximately $317,000, or 375%, from $84,387 in the three-month period ended May 31, 1996 to $401,056 in the three-month period ended May 31, 1997. The increase in sales was primarily attributable to approximately $131,000 of sales in the United States and approximately $150,000 of sales to Baxter Limited, the Company's Japanese distributor, in the second quarter of fiscal 1997, compared to none in the second quarter of fiscal 1996. Sales of refurbished model 3100 Cerebral Oximeters, model 3100A Cerebral Oximeters, and SomaSensors comprised approximately 12%, 64% and 24%, respectively, of the Company's sales in the second quarter of fiscal 1997 and 25%, 24% and 51%, respectively, of the Company's sales in the second quarter of fiscal 1996. Approximately 67% of the Company's net sales in the second quarter of fiscal 1997 were export sales, compared to 100% of the Company's net sales in the second quarter of fiscal 1996. Three international distributors accounted for approximately 37%, 15% and 11%, respectively, of total net sales for the

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                                 MAY 31, 1997
three months ended May 31, 1997, and three international distributors accounted for approximately 24%, 17% and 17%, respectively, of total net sales for the three months ended May 31, 1996. Third quarter fiscal 1997 sales are expected to be lower than second quarter fiscal 1997 sales as a result of the summer vacation season in Europe and no expected orders from Baxter Limited in Japan for the third quarter.

     Gross margin as a percentage of net sales for the quarters ended May 31, 1997 and May 31, 1996 was approximately 47% and 43%, respectively. Gross margin as a percentage of net sales increased in the second quarter ended May 31, 1997 from the second quarter of fiscal 1996 primarily because a smaller percentage of net sales consisted of refurbished model 3100 Cerebral Oximeters. This increase was partially offset by higher cost of the SomaSensor in the second quarter of fiscal 1997, compared to the second quarter of fiscal 1996.

     The Company's research, development and engineering expenses increased approximately $187,000, or 355%, from $52,732 for the three months ended May 31, 1996 to $239,973 for the three months ended May 31, 1997. The increase is primarily attributable to increased consulting fees and costs of development materials in fiscal 1997 in connection with new product development, an increase in research, development, and engineering personnel from two employees at May 31, 1996 to five employees at May 31, 1997, increased clinical testing in the second quarter of fiscal 1997, and increased obsolescence costs in the second quarter of fiscal 1997.

     Selling, general and administrative expenses increased approximately $804,000, or 132%, from $609,386 for the three months ended May 31, 1996 to $1,413,807 for the three months ended May 31, 1997. The increase in selling, general and administrative expense is primarily attributable to a $479,000 increase in salaries, wages and related expenses as a result of the additional employees hired since May 31, 1996 (from an average of 18 employees in the second quarter of fiscal 1996 to 40 employees in the second quarter of fiscal
1997), a $206,000 increase in selling-related expenses as a result of the costs associated with training and equipping direct sales personnel with demonstration equipment, the added cost of promotional equipment and materials in the United States, an increase in travel and related expenses, due to distributor training and support and additional employees in sales and marketing, an increase in advertising expenses, and an increase in trade show participation expenses, a $75,000 increase in incentive compensation accrual, and a $65,000 increase in professional fees

     For the three-month period ended May 31, 1997, the Company realized a 141% increase in its net loss over the same period in fiscal 1996. The increase is primarily attributable to a 150% increase in operating expenses, partially offset by a 375% increase in sales.

SIX MONTHS ENDED MAY 31, 1997 COMPARED TO SIX MONTHS ENDED MAY 31, 1996

     Net sales increased by approximately $155,000, or 26%, from $599,465 in the six-month period ended May 31, 1996 to $754,919 in the six-month period ended May 31, 1997. This increase in sales was primarily attributable to approximately $266,000 of sales in the United States in the first two quarters of fiscal 1997, compared to none in the first two quarters of fiscal 1996, partially offset by a decrease in the average selling price of Cerebral Oximeters in the first two quarters of fiscal 1997, compared to the first two quarters of fiscal 1996 and reduced shipments to Baxter Limited in Japan, which purchased its requirements for all of 1996 in the first quarter of fiscal 1996. Sales of refurbished model 3100 Cerebral Oximeters, model 3100A Cerebral Oximeters, and SomaSensors comprised approximately 9%, 68% and 23%, respectively, of the Company's sales in the six-month period ended May 31, 1997 and 7%, 76% and 17%, respectively, of the Company's sales for the same period of fiscal 1996. Approximately 65% of the Company's net sales for the six-month period ended May 31, 1997 were export sales, compared to 100% of the Company's net sales for the same period of fiscal 1996. Three international distributors and one United States distributor accounted for approximately 39%, 12%, 10% and 11%, respectively, of total net sales for the six-month period ended May 31, 1997, and two international distributors accounted for approximately 76% and 9% of total net sales for the same period ended May 31, 1996.

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                                 MAY 31, 1997
     Gross margin as a percentage of net sales for six-month periods ended May 31, 1997 and May 31, 1996 was approximately 48% and 57%, respectively. Gross margin as a percentage of net sales decreased in the six-month period ended May 31, 1997 from the same period of fiscal 1996 primarily because the Company realized lower average selling prices for model 3100A Cerebral Oximeters in fiscal 1997, a larger percentage of net sales consisted of refurbished model 3100 Cerebral Oximeters, the cost to the Company of the SomaSensor was higher in fiscal 1997, and SomaSensors were a larger portion of overall sales.

     The Company's research, development and engineering expenses increased approximately $302,000, or 294%, from $102,668 for the six-month period ended May 31, 1996 to $404,185 for the six-month period ended May 31, 1997. The increase is primarily attributable to increased consulting fees and costs of development materials in fiscal 1997 in connection with new product development, an increase in research, development, and engineering personnel from two employees at May 31, 1996 to five employees at May 31, 1997, increased clinical testing, and increased obsolescence costs in the first six months of fiscal 1997.

     Selling, general and administrative expenses increased approximately $1,573,000, or 131%, from $1,199,716 for the six-month period ended May 31, 1996 to $2,772,893 for the six-month period ended May 31, 1997. The increase in selling, general and administrative expense is primarily attributable to a $962,000 increase in salaries, wages and related expenses as a result of the additional employees hired since May 31, 1996 (from an average of 19 employees in the six-month period ended May 31, 1996 to 38 employees in the same period of fiscal 1997), a $384,000 increase in selling-related expenses as a result of the costs associated with training and equipping direct sales personnel with demonstration equipment, the added cost of promotional equipment and materials in the United States, an increase in travel and related expenses, due to distributor training and support and additional employees in sales and marketing, an increase in advertising expenses, and an increase in trade show participation expenses, a $150,000 increase in incentive compensation accrual, and a $56,000 increase in professional fees.

     For the six-month period ended May 31, 1997, the Company realized a 200% increase in its net loss over the same period in fiscal 1996. The increase is primarily attributable to a 144% increase in operating expenses, partially offset by a 26% increase in net sales.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations during the six-month period ended May 31, 1997 was approximately $2,852,000. Cash was used primarily to (i) fund the Company's net loss, including selling, general and administrative expenses and research, development and engineering expenses (approximately $2,726,000, net of depreciation and amortization expense), (ii) increase accounts receivable (approximately $312,000) primarily due to higher sales in the first and second quarters of fiscal 1997 than in the prior two quarters, and (iii) increase in other assets as a result of increased deferred offering costs associated with the recent public offering (approximately $188,000). These uses of cash were partially offset by (i) an increase in accounts payable (approximately $271,000) primarily due to delays in payments to suppliers, and (ii) a decrease in inventory (approximately $86,000). Management expects working capital requirements to increase if sales increase.

     As of May 31, 1997 the Company had working capital of $939,683, cash and cash equivalents of $432,217, total current liabilities of $877,866 and shareholders' equity of $1,312,078. The Company has no loan commitments.

     On June 4, 1997, the Company completed the public offering of 2,000,000 newly-issued Common Shares, at a price of $4.00 per share, for gross proceeds of $8,000,000, through an offering underwritten by Brean Murray & Co., Inc. The net proceeds to the Company, after deducting the underwriting discount and the estimated expenses of the offering, were approximately $6,980,000. The Company also granted the underwriter

                            SOMANETICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                                 MAY 31, 1997
warrants to purchase 200,000 Common Shares at $4.80 per share exercisable during the four-year period beginning May 30, 1998.

     The Company believes that the cash and cash equivalents on hand at May 31, 1997 together with the net proceeds of the June 4, 1997 public offering will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second half of fiscal 1998. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

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

     Securities Sales. As of May 31, 1997, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of June 27, 1997. In addition, the placement agents and their transferees hold warrants to purchase 52,970 Common Shares exercisable at $12.50 per share, 15,000 warrants exercisable at $14.40 per share, and 11,242 warrants exercisable at $12.50 per share. Also, as described above, the underwriter of the 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

     Indebtedness. The Company has no loan commitments.

        There can be no assurance that even if the Company receives additional capital, it will be able to achieve the level of sales necessary to sustain its operations. There can be no assurance that the Company will be able to obtain any funds on terms acceptable to the Company and at times required by the Company through sales of the Company's product, sales of securities or loans in sufficient quantities. The report of the Company's Independent Auditors in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 contains an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern.

     For a description of a lawsuit alleging various securities law violations filed by a shareholder of the Company on April 25, 1994, see Note 6 of Notes to Financial Statements in Item 1 of this report.

                           PART II OTHER INFORMATION


Item 2.  Changes in Securities

         In connection with the Company's public offering of Common Shares, on June 4, 1997, the Company sold 200,000 warrants to Brean Murray & Co., Inc., the underwriter of the public offering, for $100. Each warrant is exercisable to purchase one Common Share for $4.80 at any time during the four year period beginning May 30, 1998. The Company also granted Brean Murray & Co., Inc. registration rights in connection with the warrants. The warrants were not registered, but were sold in reliance on the exemptions from registration requirements contained in Section 4(2) and Section 4(6) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on March 25, 1997. At the Annual Meeting, H. Raymond Wallace was elected as a Director of the Company, and the terms of office of Bruce J. Barrett, Daniel S. Follis and Dr. James I. Ausman as Directors of the Company continued after the meeting. 18,520,194 votes were cast for Mr. Wallace's election and 694,245 votes were withheld from Mr. Wallace's election. There were no abstentions or broker non-votes in connection with the election of the Director at the Annual
Meeting.

         Also at the Annual Meeting of Shareholders, the shareholders approved the proposed amendment and restatement of the Company's Restated Articles of Incorporation to (i) effect a one-for-ten reverse stock split of the Company's Common Shares while keeping 6,000,000 authorized Common Shares, at a par value of $0.01, and (ii) remove provisions relating to the Convertible Preferred Shares redeemed February 28, 1996. 15,572,129 votes were cast in favor of this proposal, 1,361,685 votes were cast against this proposal, 125,179 votes abstained on this proposal, and there were 2,155,446 broker non-votes in connection with this proposal.

         In addition, at the Annual Meeting of Shareholders, the shareholders approved the proposed Somanetics Corporation 1997 Stock Option Plan, pursuant to which 295,000 Common Shares (after giving effect to the one-for-ten reverse stock split effected April 10, 1997) are reserved for issuance pursuant to options to be granted to key employees, directors, consultants and advisors of the Company. 7,139,057 votes were cast in favor of this proposal, 1,879,077 votes were cast against this proposal, 335,193 votes abstained on this proposal, and there were 9,861,112 broker non-votes in connection with this proposal.

         The number of votes described above represent Common Shares before the one-for-ten reverse stock split effected April 10, 1997.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              10.1 Second Addendum, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 14, 1997.

              10.2 Form of Underwriting Agreement, dated May 30, 1997, between Somanetics Corporation and Brean Murray & Co., Inc., incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-25275), filed with the Securities and Exchange Commission on May 30, 1997.

              10.3 Form of Warrant Agreement and Warrant, dated June 4, 1997, between Somanetics Corporation and Brean Murray & Co., Inc., incorporated by reference to Exhibit 10.60 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-25275), filed with the Securities and Exchange Commission on May 30, 1997.

              10.4 Amendment to Employment Agreement, dated as of April 24, 1997 between Somanetics Corporation and Bruce J. Barrett, incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-25275), filed with the Securities and Exchange Commission on May 30, 1997.

              10.5 Amendment to Employment Agreement, dated as of April 24, 1997 between Somanetics Corporation and Raymond
                     W. Gunn, incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-25275), filed with the Securities and Exchange Commission on May 30, 1997.

              10.6 Form of Stock Option Agreement, dated as of April 24, 1997, between Somanetics Corporation and twenty-three employees, incorporated by reference to Exhibit 10.32 to Amendment No.1 to the Registration Statement on Form S-1 (file no. 333-25275), filed with the Securities and Exchange Commission on May 30, 1997.

              27.1   Financial Data Schedule

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Somanetics Corporation
                                            -------------------------
                                            (Registrant)




Date: June 27, 1997                         By: /s/ Raymond W. Gunn
      ------------------                       -------------------------------
                                            Raymond W. Gunn
                                            Executive Vice President and Chief
                                            Financial Officer (Duly Authorized
                                            and Principal Financial Officer)

                                 EXHIBIT INDEX




EXHIBIT                              DESCRIPTION                                       PAGE
-------                              -----------                                       ----
10.1         Second Addendum, between Somanetics Corporation and First
             Industrial Mortgage Partnership, L.P., dated April 14, 1997.            20 - 24
                                                                                     -------
10.2         Form of Underwriting Agreement, dated May 30, 1997, between
             Somanetics Corporation  and Brean Murray & Co., Inc., incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration
             Statement on Form S-1 (file no. 333-25275), filed with the
             Securities and Exchange Commission on May 30, 1997.                     N/A

10.3         Form of Warrant Agreement and Warrant, dated June 4, 1997, between
             Somanetics Corporation and Brean Murray & Co., Inc., incorporated by reference to Exhibit 10.60 to Amendment No. 1 to the Registration
             Statement on Form S-1 (file no. 333-25275), filed with the
             Securities and Exchange Commission on May 30, 1997.                     N/A

10.4         Amendment to Employment Agreement, dated as of April 24, 1997 between
             Somanetics Corporation and Bruce J. Barrett, incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registration
             Statement on Form S-1 (file no. 333-25275), filed with the
             Securities and Exchange Commission on May 30, 1997.                     N/A

10.5         Amendment to Employment Agreement, dated as of April 24, 1997 between
             Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on
             Form S-1 (file no. 333-25275), filed with the Securities and Exchange
             Commission on May 30, 1997.                                             N/A

10.6         Form of Stock Option Agreement, dated as of April 24, 1997, between
             Somanetics Corporation and twenty-three employees, incorporated by reference to Exhibit 10.32 to Amendment No.1 to the Registration
             Statement on Form S-1 (file no. 333-25275), filed with the Securities and Exchange Commission on May 30, 1997.

27.1         Financial Data Schedule.                                                25
                                                                                     --