Form 10-Q
period 1997-08-31
SOMANETICS CORP
filed 1997-10-03
CIK 704328

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                   (Mark One)

(x)   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

                For the quarterly period ended  AUGUST 31, 1997

                                       OR


( )   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from                to
                                     ---------------  --------------------------



                         Commission file number 0-19095

                            SOMANETICS  CORPORATION
             (Exact name of registrant as specified in its charter)

             MICHIGAN                                   38-2394784
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

      Number of common shares outstanding at September 30, 1997: 4,285,334

                         PART I FINANCIAL INFORMATION



                             SOMANETICS CORPORATION
                         (A development stage company)

                                 BALANCE SHEETS



                                                                                         August 31,          November 30,
                                                                                           1997                  1996
ASSETS                                                                                  -----------          ------------
CURRENT ASSETS:                                                                         (Unaudited)           (Audited)
  Cash and cash equivalents .......................................................     $  3,205,482         $    3,291,911
  Marketable Securities, at cost ..................................................        2,929,960                  -
  Accounts receivable, net of allowance for doubtful accounts of approximately $64,000 and $46,000 at August 31, 1997 and
    November 30, 1996, respectively ...............................................          452,753                191,436
  Inventory, net ..................................................................          646,532                931,135
  Prepaid expenses ................................................................           80,302                 65,435
                                                                                    ----------------             ----------
     Total current assets .........................................................        7,315,029              4,479,917
                                                                                    ----------------             ----------
PROPERTY AND EQUIPMENT (at cost):
  Machinery and equipment .........................................................          505,528                479,757
  Furniture and fixtures ..........................................................          198,776                193,343
  Leasehold improvements ..........................................................          166,770                166,770
                                                                                    ----------------             ----------
     Total ........................................................................          871,074                839,870
  Less accumulated depreciation and amortization ..................................         (775,723)              (743,775)
                                                                                    ----------------             ----------
     Net property and equipment ...................................................           95,351                 96,095
                                                                                    ----------------             ----------
OTHER ASSETS:
  Patents and trademarks, net .....................................................           73,944                 79,129
  Other ...........................................................................           16,600                 16,600
                                                                                    ----------------             ----------
     Total other assets ..........................................................            90,544                 95,729
                                                                                    ----------------             ----------
TOTAL ASSETS .....................................................................  $      7,500,924             $4,671,741
                                                                                    ================             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable ............................................................... $         246,196             $  364,032
  Accrued liabilities ............................................................           322,818                254,110
                                                                                   -----------------             ----------
    Total current liabilities ....................................................           569,014                618,142
                                                                                   -----------------             ----------
COMMITMENTS AND CONTINGENCIES ....................................................                --                     --
SHAREHOLDERS' EQUITY:
  Preferred shares; authorized, 1,000,000 shares of $.01 par value;
     no shares issued or outstanding .............................................                --                     --
  Common shares; authorized, 6,000,000 shares of $.01 par value;
    issued and outstanding, 4,285,334 and 2,285,351 shares at
    August 31, 1997 and November 30, 1996, respectively ..........................            42,853                 22,854
  Additional paid-in capital .....................................................        41,212,639             34,241,798
  Deficit accumulated during the development stage ...............................       (34,323,582)           (30,211,053)
                                                                                      --------------         --------------
    Total shareholders' equity ...................................................         6,931,910              4,053,599
                                                                                      --------------         --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................................  $      7,500,924            $ 4,671,741
                                                                                    ================         ==============


                       See notes to financial statements

                             SOMANETICS CORPORATION
                         (A development stage company)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                    Cumulative
                                                                                                 for  the Period
                                                                                                 January 15, 1982
                                             Three Months                Nine Months           (Date of Inception)
                                            Ended August 31,           Ended August  31,          to August  31,
                                         ----------------------      ------------------------
                                            1997         1996           1997         1996              1997
                                         ----------   ---------      -----------  -----------  -------------------
REVENUES:
  Net sales .............................  $   261,506  $  99,541      $ 1,016,424  $   699,006      $   6,745,356
  Research and development activities....           --         --               --           --            122,500
                                           -----------  ---------      -----------  -----------      -------------
      Total  revenues ...................      261,506     99,541        1,016,424      699,006          6,867,856
COST OF SALES ...........................      129,415     67,700          523,625      327,151          3,150,876
                                           -----------  ---------      -----------  -----------      -------------
GROSS MARGIN ............................      132,091     31,841          492,799      371,855          3,716,980
                                           -----------  ---------      -----------  -----------      -------------
OPERATING EXPENSES:
  Research, development and engineering..      254,532     44,685          658,717      147,353      $   8,663,628
  Selling, general and administrative....    1,329,834    678,766        4,102,726    1,878,482         30,292,448
                                           -----------  ---------      -----------  -----------      -------------
      Total operating expenses ..........    1,584,366    723,451        4,761,443    2,025,835         38,956,076
                                           -----------  ---------      -----------  -----------      -------------
OPERATING LOSS...........................   (1,452,275)  (691,610)      (4,268,644)  (1,653,980)       (35,239,097)
                                           -----------  ---------      -----------  -----------      -------------
OTHER INCOME (EXPENSE):
  Interest income........................       84,557     19,569          131,797       51,980      $   1,252,945
  Interest expense.......................           --         --               --           --           (231,674)
  Other                                          8,100      8,099           24,318       19,272            (85,915)
                                           -----------  ---------      -----------  -----------      -------------
    Total other income...................       92,657     27,668          156,115       71,252            935,356
                                           -----------  ---------      -----------  -----------      -------------
NET LOSS.................................  $(1,359,618) $(663,942)     $(4,112,529) $(1,582,728)     $ (34,303,740)
                                           -----------  ---------      -----------  -----------      -------------

NET LOSS PER COMMON SHARE................ $     (0.32) $   (0.35)     $     (1.40) $     (0.86)      $      (39.35)
                                           -----------  ---------      -----------  -----------      -------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING................    4,220,117  1,910,929        2,934,978    1,836,548            871,741
                                           ===========  =========      ===========  ===========      =============


                       See notes to financial statements

                             SOMANETICS CORPORATION
                         (A development stage company)

                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)
                                   (1 OF 2)


                                                                                                                       TOTAL
                                                                       PRICE                    ADDITIONAL   ACCUM-    SHAREHOLDERS'
                                                                       PER              SHARE   PAID-IN      ULATED    EQUITY
                                                           DATE        SHARE    SHARES  VALUE   CAPITAL      DEFICIT   (DEFICIENCY)
                                                           ----        ------   ------  -----   ----------   -------   -------------


ISSUANCE OF COMMON SHARES:
  For shareholders' contributions of test equipment ..  January, 1982  $ 0.32   83,037 $  830  $   25,670    $      -     $ 26,500
  For cash ...........................................  July, 1982      13.08    7,835     79     101,921                  102,000
  Net loss from January 15, 1982 (date of inception)
    to November 30, 1982 .............................                                                       (107,083)    (107,083)
                                                                               ------- ------  ----------   ---------    ---------
Balance at November 30, 1982 .........................                          90,872    909     127,591    (107,083)      21,417

  For cash ...........................................  December, 1982  13.08    3,917     39      50,961                   51,000
  For services........................................  January, 1983   13.08    1,567     16      20,484                   20,500
  For cash, less issuance costs of $5,863.............  July, 1983      26.17   11,624    116     298,185                  298,301
  For services .......................................  November, 1983  26.17      784      8      20,492                   20,500
  Net loss for the year ended November 30, 1983 ......                                                       (291,986)    (291,986)
                                                                               ------- ------  ----------   ---------    ---------
Balance at November 30, 1983 .........................                         108,764  1,088     517,713    (399,069)     119,732
  For cash, less issuance costs                         December, 1983-
    of $7,735                                           April, 1984     26.17   19,421    194     500,252                  500,446
  For patents                                           February, 1984  26.17    4,895     49     128,020                  128,069
  For cash                                              November, 1984  35.10    3,730     37     130,899                  130,936
  Net loss for the year ended November 30, 1984 ......                                                       (700,380)    (700,380)
                                                                               ------- ------  ----------   ---------    ---------
Balance at November 30, 1984 .........................                         136,810  1,368   1,276,884  (1,099,449)     178,803

  For cash, less issuance costs                         December, 1984-
    of $3,726                                           June, 1985      35.10   13,029    130     453,485                  453,615
  For cash                                              November, 1985  70.20   14,484    145   1,016,655                1,016,800
  Net loss for the year ended November 30, 1985 ......                                                       (559,871)    (559,871)
                                                                               ------- ------  ----------   ---------    ---------
Balance at November 30, 1985 .........................                         164,323  1,643   2,747,024  (1,659,320)   1,089,347

  Exercise of stock options for cash .................  December, 1985  35.10      783      8      27,492                   27,500
  For cash ...........................................  January, 1986   70.20   10,444    104     733,097                  733,201
  Net loss for the year ended November 30, 1986 ......                                                     (1,222,772)  (1,222,772)
                                                                               ------- ------  ----------   ---------    ---------
Balance at November 30, 1986 .........................                         175,550  1,755   3,507,613  (2,882,092)     627,276

  For cash, less issuance costs                         March, 1987-
    of $9,500                                           September, 1987 51.06   10,359    104     519,296                  519,400
  Net loss for the year ended November 30, 1987 ......                                                     (1,143,081)  (1,143,081)
                                                                               ------- ------  ----------   ---------    ---------
Balance at November 30, 1987 .........................                         185,909  1,859   4,026,909  (4,025,173)       3,595

  For cash, less issuance costs                         February, 1988-
    of $10,500                                          April, 1988     51.06    3,291     33     157,467                  157,500
  Net loss for the year ended November 30, 1988 ......                                                       (352,311)    (352,311)
                                                                               ------- ------  ----------   ---------    ---------
Balance at November 30, 1988 .........................                         189,200  1,892   4,184,376  (4,377,484)    (191,216)

  For cash and the exchange of debt                     January, 1989-
      due a shareholder ..............................  July, 1989      51.06    4,524     45     230,955                  231,000
  Net loss for the year ended November 30, 1989 ......                                                       (446,642)    (446,642)
                                                                               ------- ------  ----------   ---------    ---------
Balance at November 30, 1989 .........................                         193,724  1,937   4,415,331  (4,824,126)    (406,858)

  For services .......................................  August, 1990    51.06    4,701     47     239,953                  240,000
  Net loss for the year ended November 30, 1990 ......                                                     (1,328,518)  (1,328,518)
                                                                               ------- ------  ----------  ----------   ----------
Balance at November 30, 1990 .........................                         198,425  1,984   4,655,284  (6,152,644)  (1,495,376)

  For cash, less issuance costs of $1,630,241.........  March, 1991     20.00  360,000  3,600   5,566,159                5,569,759
  Unit Purchase Option ...............................  March, 1991                                   120                      120
  Redeemable Convertible Preferred Stock dividend ....  April, 1991                                           (19,843)     (19,843)
  For cash, less issuance costs of $126,900 ..........  April, 1991     20.00   54,000    540     952,560                  953,100
  Net loss for the year ended November 30, 1991 ......                                                     (2,058,493)  (2,058,493)
                                                                               ------- ------  ----------  ----------    ---------
Balance at November 30, 1991 .........................                         612,425 $6,124 $11,174,123 $(8,230,980)  $2,949,267

                       See notes to financial statements

                             SOMANETICS CORPORATION
                         (A development stage company)

                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)
                                   (2 OF 2)

                                                                                   PRICE
                                                                                    PER                           SHARE
                                                                  DATE             SHARE         SHARES           VALUE
                                                             ---------------       ------       -------          ------

Balance at November 30, 1991 .............................                                      612,425         $ 6,124
  Exercise of Class A Warrants for cash,                     December, 1991-
    less issuance costs of $702,917 ......................   May, 1992             30.00        413,900           4,139
                                                             February, 1992-
  Exercise of Class B Warrants for cash ..................   November, 1992        40.00          3,406              34
                                                             July, 1992-           20.00-
  Exercise of stock options for cash .....................   November, 1992        21.90          3,010              30
  Net loss for year ended November 30, 1992 ..............
                                                                                              ---------         -------
Balance at November 30, 1992 .............................                                    1,032,741          10,327

                                                             December, 1992-
  Exercise of Class B Warrants for cash ..................   October, 1993         40.00          2,976              30
                                                             March, 1993-
  Exercise of Class M Warrants for cash ..................   October, 1993         10.00         60,018             601
                                                             March, 1993-          20.00-
  Exercise of stock options for cash .....................   September, 1993       43.80            310               3
  Exercise of Unit Purchase Options and                      May, 1993-            30.00-
    underlying Class A Warrants for cash .................   October, 1993         33.00          1,000              10
  Net loss for the year ended November 30, 1993 ..........
                                                                                              ---------         -------
Balance at November 30, 1993 .............................                                    1,097,045          10,971

  For cash, less issuance costs of $490,790 ..............   August, 1994           8.00        529,700           5,297
  Exercise of stock options for cash .....................   November, 1994        16.25-
                                                                                   35.90             10              --
  Net loss for the year ended November 30, 1994 ..........
                                                                                              ---------         -------
Balance at November 30, 1994 .............................                                    1,626,755          16,268

  Exercise of stock options for cash .....................   February, 1995         8.40            100               1
  For cash, less issuance costs of $282,475 ..............   July, 1995            12.50        150,000           1,500
  Net loss for the year ended November  30, 1995 .........
                                                                                              ---------         -------
Balance at November 30, 1995 .............................                                    1,776,855          17,769

                                                             January, 1996-         8.40-
  Exercise of stock options for cash .....................   June, 1996            14.70          7,717              77
  For cash, less issuance costs of $143,587 ..............   April, 1996           12.50        114,240           1,143
  Exercise of warrants for cash, less issuance               June, 1996-
    costs of $16,350 .....................................   September, 1996       20.00         19,698             197
  For cash, less issuance costs of $650,872 ..............   November, 1996        11.50        366,841           3,668
  Redemption of Class B Warrants November, 1996 ..........                          0.50
  Net loss for the year ended November 30, 1996 ..........
                                                                                              ---------         -------
Balance at November 30, 1996 .............................                                    2,285,351          22,854

  Reduce issuance costs for November, 1996 offering.......
  Redemption of fractional shares, April 11, 1997 ........                                          (17)             (1)
  For cash, less issuance costs of $1,020,550 ............   June, 1997             4.00      2,000,000          20,000
  Net loss for the nine-month period ended
    August 31, 1997 ......................................
                                                                                              ---------         -------
Balance at August 31, 1997 ...............................                                    4,285,334          42,853
                                                                                              =========         =======


                                                                                                            TOTAL
                                                              ADDITIONAL          ACCUM-                SHAREHOLDERS'
                                                               PAID-IN            ULATED                   EQUITY
                                                               CAPITAL            DEFICIT               (DEFICIENCY)
                                                             -----------        -----------              -----------
Balance at November 30, 1991 .............................   $11,174,123        $(8,230,980)             $2,949,267
  Exercise of Class A Warrants for cash,
    less issuance costs of $702,917 ......................    11,709,944                                 11,714,083

  Exercise of Class B Warrants for cash ..................       136,186                                    136,220

  Exercise of stock options for cash .....................        66,045                                     66,075
  Net loss for year ended November 30, 1992 ..............                       (5,390,637)             (5,390,637)
                                                              ----------        -----------              ----------
Balance at November 30, 1992 .............................    23,086,298        (13,621,617)              9,475,008


  Exercise of Class B Warrants for cash ..................       119,034                                    119,064

  Exercise of Class M Warrants for cash ..................       599,578                                    600,179

  Exercise of stock options for cash .....................        13,147                                     13,150
  Exercise of Unit Purchase Options and
    underlying Class A Warrants for cash .................        31,496                                     31,506
  Net loss for the year ended November 30, 1993 ..........                       (6,135,830)             (6,135,830)
                                                              ----------        -----------              ----------
Balance at November 30, 1993 .............................    23,849,553        (19,757,447)              4,103,077

  For cash, less issuance costs of $490,790 ..............     3,741,513                                  3,746,810
  Exercise of stock options for cash .....................
                                                                     202                                        202
  Net loss for the year ended November 30, 1994 ..........                       (4,331,500)             (4,331,500)
                                                              ----------        -----------              ----------
Balance at November 30, 1994 .............................    27,591,268        (24,088,947)              3,518,589

  Exercise of stock options for cash .....................           843                                        844
  For cash, less issuance costs of $282,475 ..............     1,591,125                                  1,592,625
  Net loss for the year ended November  30, 1995 .........                       (2,818,403)             (2,818,403)
                                                              ----------        -----------              ----------
Balance at November 30, 1995 .............................    29,183,236        (26,907,350)              2,293,655


  Exercise of stock options for cash .....................        75,030                                     75,107
  For cash, less issuance costs of $143,587 ..............     1,283,270                                  1,284,413
  Exercise of warrants for cash, less issuance
    costs of $16,350 .....................................       339,886                                    340,083
  For cash, less issuance costs of $650,872 ..............     3,564,135                                  3,567,803
  Redemption of Class B Warrants November, 1996 ..........      (203,759)                                  (203,759)
  Net loss for the year ended November 30, 1996 ..........                       (3,303,703)             (3,303,703)
                                                              ----------        -----------              ----------
Balance at November 30, 1996 .............................    34,241,798        (30,211,053)              4,053,599

  Reduce issuance costs for November, 1996 offering.......        11,768                                     11,768
  Redemption of fractional shares, April 11, 1997 ........          (377)                                      (378)
  For cash, less issuance costs of $1,020,550 ............     6,959,450                                  6,979,450
  Net loss for the nine-month period ended
    August 31, 1997 ......................................                       (4,112,529)             (4,112,529)
                                                             -----------      -------------              ----------
Balance at August 31, 1997 ...............................   $41,212,639      $ (34,323,582)             $6,931,910
                                                             ===========      ==============             ==========



                       See notes to financial statements

                             SOMANETICS CORPORATION
                         (A development stage company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                             Cumulative
                                                                                                           for  the Period
                                                                                                           January 15, 1982
                                                                     Nine Months                          (Date of Inception)
                                                                   Ended August  31,                         to August 31,
                                                        ------------------------------------
                                                               1997                1996                         1997
                                                         --------------        -------------                  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................................. $ (4,112,529)         $ (1,582,728)              $  (34,303,740)
 Adjustments to reconcile net loss to net cash used in
  operations:
    Depreciation and amort................................       31,948                47,530                      861,157
    Expenses paid through the issuance of common shares...           --                    --                      408,068
    Loss on disposal of property..........................           --                    --                       44,861
    Changes in assets and liabilities:
       Accounts receivable (increase) decrease............     (261,317)              129,726                     (452,753)
       Inventory (increase) decrease .....................      284,603               (55,539)                    (646,532)
       Prepaid expenses (increase) decrease...............      (14,866)               28,809                      (80,301)
       Other assets (increase) decrease...................        5,184               (24,585)                    (122,148)
       Accounts payable increase (decrease)...............     (117,836)              130,742                      246,196
       Accrued liabilities increase (decrease)............       68,707              (384,093)                     322,817
                                                             ----------            ----------                 ------------
        Net cash (used in) operations ....................   (4,116,106)           (1,710,138)                 (33,722,375)
                                                             ----------            ----------                 ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities ......................   (2,929,960)                   --                  (15,096,500)
 Proceeds from sale of marketable securities .............           --                    --                   12,166,540
 Acquisition of property and equipment (net) .............      (31,203)              (40,722)                    (942,264)
 Accrual for note receivable - related party                         --               (11,885)                          --
                                                             ----------            ----------                 ------------
        Net cash (used in) investing activities ..........   (2,961,163)              (52,607)                  (3,872,224)
                                                             ----------            ----------                 ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of Common Shares .................    6,991,218             1,670,170                   41,024,061
 Redemption of Redeemable Convertible Preferred Shares....           --               (19,843)                     (19,843)
 Redemption of Class B Warrants and Fractional Shares.....         (378)                   --                     (204,137)
 Proceeds from issuance of notes payable and
 long-term debt ..........................................           --                    --                    2,515,223
 Repayments of notes payable and long-term debt ..........           --                    --                   (2,515,223)
                                                             ----------            ----------                 ------------
        Net cash provided by financing activities ........    6,990,840             1,650,327                   40,800,081
                                                             ----------            ----------                 ------------
NET INCREASE  (DECREASE) IN CASH AND CASH
     EQUIVALENTS .........................................      (86,429)             (112,418)                   3,205,482
CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD ...........................................    3,291,911               941,426                           --
                                                             ----------            ----------                 ------------
CASH AND CASH EQUIVALENTS, END
     OF PERIOD ...........................................   $3,205,482            $  829,008                 $  3,205,482
                                                             ==========            ==========                 ============


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
     See Statements of Shareholders' Equity (Deficiency) for details of shares issued in exchange for non-cash consideration.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest for the nine-month periods ended August 31, 1997 and 1996 approximated $0 and $0, respectively.

                       See notes to financial statements

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST  31, 1997


1. ORGANIZATION AND OPERATIONS

     Somanetics Corporation (the "Company"), a Michigan corporation formed in January 1982, develops, manufactures, and markets the INVOS 3100A Cerebral Oximeter (the "Cerebral Oximeter"), the only FDA-cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. The Cerebral Oximeter is based on the Company's proprietary In Vivo Optical Spectroscopy ("INVOS(R)") technology. INVOS analyzes various characteristics of human blood and tissue by measuring and analyzing low-intensity visible and near infrared light transmitted into portions of the body. The Company is in the development stage and has incurred research, product development and other expenses involved in designing, developing, marketing and selling its product, as well as devoting efforts to raising capital.

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

     The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except those described in Notes 3 and 4, and those not material to the Company's financial condition or results of operations. Operating results for the nine-month period ended August 31, 1997, are not necessarily indicative of the results that may be expected for the year ending November 30, 1997, although the Company expects to continue to incur operating losses for the foreseeable future. The unaudited interim financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended November 30, 1996 included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

     The Company is in the development stage and, accordingly, has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $34,323,582 through August 31, 1997. The Company had working capital of $6,746,015, cash and cash equivalents of $3,205,482, marketable securities of $2,929,960, total current liabilities of $569,014 and shareholders' equity of $6,931,910, as of August 31, 1997.

     Management believes that markets exist for the product that the Company has developed; however, there is an inherent uncertainty associated with the success of such a new product. The likelihood of success of the Company must be considered in view of the Company's limited resources and current financial condition, the problems and expenses frequently encountered in connection with formation of a new business, the ability to raise new funds, the development and application of new technology, and the competitive environment in which the Company operates.

     On June 4, 1997, the Company completed the public offering of 2,000,000 newly-issued Common Shares, at a price of $4.00 per share, for gross proceeds of $8,000,000, through an offering underwritten by Brean Murray & Co., Inc.
The net proceeds to the Company, after deducting the underwriting discount and the estimated expenses of the offering, were approximately $6,980,000. The Company also granted the underwriter warrants to purchase 200,000 Common Shares at $4.80 per share exercisable during the four-year period beginning May 30, 1998. The net proceeds from the sale of Common Shares in the Regulation S offering in November 1996 and the net proceeds from the public offering of Common Shares in June 1997 were sufficient to fund the Company's working capital requirements for the nine months ended August 31, 1997. Current sales are not sufficient to fund operations.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST  31, 1997



     The Company believes that the cash, cash equivalents, and marketable securities on hand at August 31, 1997 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second half of fiscal 1998. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

     The estimated length of time current cash, cash equivalents, and marketable securities, will sustain the Company's operations is based on certain estimates and assumptions made by the Company. Such estimates and assumptions are subject to change as a result of actual experience. There can be no assurance that actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop enhancements to, and product extensions of, the Cerebral Oximeter, to conduct research and development concerning additional potential applications of the Company's technology and for working capital will not be substantially greater than current estimates.

     Product Sales. The Company does not believe that product sales will be sufficient to fund the Company's operations for the remainder of fiscal 1997.

     Securities Sales. As of August 31, 1997, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of September 22, 1997. In addition, the placement agents and their transferees hold warrants to purchase 52,970 Common Shares exercisable at $12.50 per share, 15,000 warrants exercisable at $14.40 per share, and 11,242 warrants exercisable at $12.50 per share. Also, as described above, the underwriter of the 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

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

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST  31, 1997


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

     In addition, on January 15, 1997, the Company's Board of Directors approved the Somanetics Corporation 1997 Stock Option Plan, pursuant to which 295,000 Common Shares are reserved for issuance pursuant to options to be granted to key employees, directors, consultants and advisors of the Company, subject to shareholder approval at the 1997 Annual Meeting of Shareholders. The Company's shareholders approved the 1997 Stock Option Plan at the 1997 Annual Meeting of Shareholders on March 25, 1997.

     Also at its January 15, 1997 meeting, the Company's Board of Directors granted ten-year stock options independent of the Company's stock option plans to purchase an aggregate of 12,700 Common Shares at $13.10 per share (the then current market price). Such options were granted to eight new employees of the Company. Effective April 24, 1997, the Company granted ten-year options under the 1997 Stock Option Plan to purchase 251,200 Common Shares to 47 employees and consultants of the Company at an exercise price of $4.75 a share (the closing sale price of the Common Shares on the date of grant), including options to purchase 135,000 and 45,000 shares granted to Mr. Barrett and Mr. Gunn, respectively. Also effective April 24, 1997, the Company replaced options to purchase 36,150 Common Shares granted independent of the Company's stock option plans to persons who were not directors or officers of the Company (including the options granted January 15, 1997, described above), with new ten-year options granted independent of the Company's stock option plans exercisable at $4.75 a share. Effective July 22, 1997, the Company granted ten-year options under the 1997 Stock Option Plan to purchase 3,500 Common Shares to two employees of the Company at an exercise price of $4.00 a share (the closing sale price of the Common Shares on the date of grant).

     On March 27, 1997, the 4,500 Exchange Warrants expired unexercised.

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

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST  31, 1997


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Marketable Securities are stated at the lower of aggregate cost or market value. These securities consisted of AAA rated corporate bonds, at cost which approximated market value at August 31, 1997.

     Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consists of:


                                         August 31, 1997    November 30, 1996
                                         ---------------    -----------------
         Finished goods .............          $341,883           $437,079
         Work in process ............          $228,266            307,510
         Purchased components .......          $373,341            386,996
                                            -----------        -----------
            Sub-total ...............           943,490          1,131,585
         Less reserve for obsolete
          and excess inventory ......          (296,958)          (200,450)
                                            -----------        -----------
            Total ...................          $646,532           $931,135
                                            ===========        ===========


     The Company expects its reserve for obsolete and excess inventory to increase in the fourth quarter of fiscal 1997 as a result of the anticipated introduction of the Company's next generation Cerebral Oximeter.

     Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $37,788 and $32,604 at August 31, 1997 and November 30, 1996, respectively.

     Loss Per Common Share is computed using the weighted average number of common shares outstanding during each period. Common Shares issuable under stock options and warrants have not been considered in the computation of the net loss per Common Share because such inclusion would be antidilutive.


5.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:


                                   AUGUST  31, 1997  November 30, 1996
                                   ----------------  -----------------

          Professional Fees .....       $19,500            $101,697
          Product Upgrades ......        29,868              18,261
          Warranty ..............        28,124              12,421
          Accrued Insurance .....         2,314              32,231
          Accrued Incentive......       130,705                  --
          Other..................       112,308              89,500
                                       --------            --------
              Total..............      $322,819            $254,110
                                       ========            ========


6.   COMMITMENTS AND CONTINGENCIES

     The Company entered into a Second Addendum to the Lease of its facilities dated September 10, 1991 with its landlord. The Second Addendum extends the term of the Lease by two years commencing January 1, 1998 and terminating December 31, 1999, and provides for an option to extend for a third additional year under the same terms and conditions. The minimum monthly lease payment for the extended two-year term is approximately $14,700, excluding other occupancy costs.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST  31, 1997

     Effective April 24, 1997, the Company extended its employment agreements with its President and Chief Executive Officer and with its Executive Vice President and Chief Financial Officer through April 30, 2000 and increased the President and Chief Executive Officer's annual salary to $204,750.


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


7.   SUBSEQUENT EVENTS

     On April 25, 1994, a shareholder of the Company filed suit in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company and Gary D. Lewis, the Company's former Chairman of the Board, in an action captioned Benjamin Langford v. Somanetics Corporation and Gary D. Lewis. The plaintiff alleged that Company documents contained material misstatements and omissions in violation of various securities laws. He generally sought unspecified rescissionary damages, interest, punitive damages and attorneys' fees. The Company settled a class action in 1996 raising similar issues, but approximately 11 persons, including Benjamin Langford, opted out of that action and the related settlement and, therefore, are not barred by the settlement from pursuing their own claims against the Company. As a result, however, Mr. Langford's action was no longer a class action. The Company, the Company's insurance company and Mr. Langford have agreed in principal to a settlement, that requires the Company and its insurance company to make a cash payment to Mr. Langford and requires the dismissal of the lawsuit with prejudice. Under this agreement in principal, the Company's portion of the cash settlement will be immaterial.

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                AUGUST  31, 1997


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

     The Company is in the development stage and has accumulated losses of $34,303,740 through August 31, 1997. From its inception in January 1982 through August 31, 1997, its primary activities have consisted of research and development of the INVOS technology, a discontinued product, the Cerebral Oximeter and the related disposable SomaSensor. The Company believes that its accumulated deficit will continue to increase for the foreseeable future.

     The Company derives its revenues from sales of Cerebral Oximeters and SomaSensors to its distributors and, since the June 1996 FDA clearance, to hospitals through its direct sales employees. The Company recognizes revenues when it ships its product to its distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. The Company's primary expenses, excluding the cost of its product, are selling, general and administrative expenses and research, development and engineering expenses, which are generally expensed as incurred. The Company capitalizes its patent costs and amortizes them over 17 years. Since May 1994, the Company has exchanged the new model 3100A Cerebral Oximeters for its model 3100 Cerebral Oximeters. The Company refurbishes the model 3100 Cerebral Oximeters it receives and sells them approximately at cost in countries that do not require compliance with the standards met by the model 3100A. Such sales reduce the Company's overall gross margin percentage. When the Company's next generation Cerebral Oximeter is introduced into the marketplace, the Company expects to upgrade existing model 3100A Cerebral Oximeters. The timing of the introduction of the next generation Cerebral Oximeter depends on when and if the Food and Drug Administration approves the Company's application for 510(k) clearance with respect to the improvements to the device.

THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1996

Net sales increased by approximately $162,000, or 163%, from $99,541 in the three-month period ended August 31, 1996 to $261,506 in the three-month period ended August 31, 1997. The increase in sales was primarily attributable to approximately $157,000 of sales in the United States in the third quarter of fiscal 1997, compared to approximately $31,000 in the third quarter of fiscal 1996, and a 27% increase in the average selling price of the Cerebral Oximeter for the third quarter of fiscal 1997 compared to the same period for fiscal 1996 as a result of a change in the mix between sales directly to hospitals and sales through distributors. The Company's fiscal third quarter sales are lower, compared to other fiscal quarters, in part because the fiscal quarter coincides with the summer vacation season, especially in Europe and the United States. Sales of model 3100A Cerebral Oximeters, refurbished model 3100 Cerebral Oximeters, and SomaSensors comprised approximately 52%, 10% and 38%,

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                AUGUST  31, 1997


respectively, of the Company's sales in the third quarter of fiscal 1997, and 26%, 43% and 31%, respectively, of the Company's sales in the third quarter of fiscal 1996. Approximately 40% of the Company's net sales in the third quarter of fiscal 1997 were export sales, compared to 67% of the Company's net sales in the third quarter of fiscal 1996. Two domestic distributors and one international customer accounted for approximately 16%, 14%, and 10%, respectively, of total net sales for the three months ended August 31, 1997, and two international distributors accounted for approximately 49% and 25% respectively, of total net sales for the three months ended August 31, 1996. Fourth quarter fiscal 1997 sales are not expected to be materially different from third quarter fiscal 1997 sales as a result of the anticipated introduction of the Company's next generation Cerebral Oximeter into the marketplace, which is causing some existing and prospective customers to defer their decision about whether to purchase the current product.

     Gross margin as a percentage of net sales for the quarters ended August 31, 1997 and August 31, 1996 was approximately 51% and 32%, respectively.
Gross margin as a percentage of net sales increased in the third quarter ended August 31, 1997 from the third quarter of fiscal 1996 primarily because the portion of net sales attributable to refurbished model 3100 Cerebral Oximeters decreased and the average selling price of Cerebral Oximeters sold in the third quarter of fiscal 1997 increased approximately 27%. This increase was partially offset by the higher cost of the SomaSensor in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 and SomaSensors were a larger portion of overall sales.

     The Company's research, development and engineering expenses increased approximately $210,000, or 470%, from $44,685 for the three months ended August 31, 1996 to $254,532 for the three months ended August 31, 1997. The increase is primarily attributable to increased costs of development materials and consulting fees in fiscal 1997 in connection with new product development, increased clinical testing, as well as an increase in research, development, and engineering personnel to five employees at August 31, 1997 from two employees at August 31, 1996.

     Selling, general and administrative expenses increased approximately $651,000, or 96%, from $678,766 for the three months ended August 31, 1996 to $1,329,834 for the three months ended August 31, 1997. The increase in selling, general and administrative expense is primarily attributable to a $340,000 increase in salaries, wages and related expenses as a result of the additional employees hired since August 31, 1996 (from 22 employees as of August 31, 1996 to 39 at August 31, 1997), a $160,000 increase in miscellaneous expense ($116,000 in additional inventory obsolescence and swap-out reserves recorded for fiscal quarter ended August 31, 1997 compared to a net $44,000 reversal of an exchange and upgrade reserve which was included in the quarter ended August 31, 1996 results), a $126,000 increase in selling-related expenses primarily as a result of increased expenses for medical affairs, sales and marketing demonstration equipment use and travel expenses, and a $70,000 increase in bad debts expense (the fiscal quarter ended August 31, 1996 included a $68,000 bad debt recovery), partially offset by an $82,000 decrease in professional fees. The Company expects selling, general and administrative expenses to increase in the fourth quarter of fiscal 1997 as a result of an expected increase in the reserve for obsolete and excess inventory if the Company's next generation Cerebral Oximeter is introduced in the fourth quarter, the Company's participation in two major industry trade shows, and the Company's scheduled national sales meeting.

     For the three-month period ended August 31, 1997, the Company realized a 105% increase in its net loss over the same period in fiscal 1996. The increase is primarily attributable to a 119% increase in operating expenses, partially offset by a 163% increase in sales.

NINE MONTHS ENDED AUGUST 31, 1997 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1996

     Net sales increased by approximately $317,000, or 45%, from $699,006 in the nine-month period ended August 31, 1996 to $1,016,424 in the nine-month period ended August 31, 1997. This increase in sales was primarily attributable to approximately $423,000 of sales in the United
States in the first three quarters of fiscal 1997, compared to $42,000 in the first three quarters of fiscal 1996, partially offset by a decrease in international sales of $64,000 in the first three quarters of fiscal 1997 as compared to the first three quarters of fiscal 1996, primarily due

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                AUGUST  31, 1997


to reduced shipments to Baxter Limited in Japan, which purchased its requirements for all of 1996 in the first quarter of fiscal 1996, and a 17% decrease in the average selling price of Cerebral Oximeters in the first three quarters of fiscal 1997 as compared to the first three quarters of fiscal 1996. Sales of model 3100A Cerebral Oximeters, refurbished model 3100 Cerebral Oximeters, and SomaSensors comprised approximately 65%, 9% and 26%, respectively, of the Company's sales in the nine-month period ended August 31, 1997 and 70%, 12% and 18%, respectively, of the Company's sales for the same period of fiscal 1996. Approximately 59% of the Company's net sales for the nine-month period ended August 31, 1997 were export sales, compared to 95% of the Company's net sales for the same period of fiscal 1996. Two international distributors and one United States distributor accounted for approximately 32%,
12%, and 11%,   respectively, of total net sales for the nine-month period ended August 31, 1997, and two international distributors accounted for approximately 68% and 14% of total net sales for the same period ended August 31, 1996.

     Gross margin as a percentage of net sales for the nine-month period ended August 31, 1997 was 48%, as compared with 53% for the same period ended August 31, 1996. Gross margin as a percentage of net sales decreased in the nine-month period ended August 31, 1997 from the same period of fiscal 1996 primarily because the Company realized lower average selling prices for model 3100A Cerebral Oximeters in fiscal 1997, the cost to the Company of the SomaSensor was higher in fiscal 1997, and SomaSensors were a larger portion of overall sales. This decrease was partially offset by the decrease in the portion of net sales attributable to refurbished model 3100 Cerebral Oximeters in fiscal 1997.

     The Company's research, development and engineering expenses increased approximately $511,000, or 347%, from $147,353 for the nine-month period ended August 31, 1996 to $658,717 for the nine-month period ended August 31, 1997. The increase is primarily attributable to increased costs of development materials and consulting fees in fiscal 1997 in connection with new product development, increased clinical testing, an increase in research, development, and engineering personnel from two employees at August 31, 1996 to five employees at August 31, 1997, and increased obsolescence costs in the first nine months of fiscal 1997.

     Selling, general and administrative expenses increased approximately $2,224,000, or 118%, from $1,878,482 for the nine-month period ended August 31, 1996 to $4,102,726 for the nine-month period ended August 31, 1997. The increase in selling, general and administrative expense is primarily attributable to a $1,308,000 increase in salaries, wages and related expenses as a result of the additional personnel hired since August 31, 1996 (from 22 employees as of August 31, 1996 to 39 employees as of August 31, 1997, most of whom were hired during the first quarter of 1997), a $444,000 increase in selling-related expenses primarily as a result of increased expenses for employee travel, medical affairs, marketing, and sales demonstration equipment use, and industry trade shows and advertising, a $148,000 increase in incentive compensation accrual, a $148,000 increase in personnel-related expenses, including temporary services, indirect production expenses, and recruiting and training, a $98,000 increase in miscellaneous expense primarily related to inventory obsolescence and swap-out reserves recorded during the third quarter of fiscal 1997, and a $78,000 increase in bad debt expense (the third quarter of fiscal 1996 included a $68,000 bad debt recovery).

     For the nine-month period ended August 31, 1997, the Company realized a 160% increase in its net loss over the same period in fiscal 1996. The increase is primarily attributable to a 135% increase in operating expenses, partially offset by a 45% increase in net sales.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations during the nine-month period ended August 31, 1997 was approximately $4,116,000. Cash was used primarily to (i) fund the Company's net loss, including selling, general and administrative expenses and research, development and engineering expenses (approximately $4,081,000, net of depreciation and amortization expense), (ii) increase accounts receivable (approximately $261,000) primarily due to increased sales in the second and third quarters of fiscal 1997, compared to the last two quarters of fiscal 1996, and (iii) decrease accounts payable to vendors (approximately $118,000) resulting from the use of some of the proceeds

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                AUGUST  31, 1997

from the public offering to pay previously delayed balances due vendors. These uses of cash were principally offset by a decrease in net inventory (approximately $285,000) due to management's decision to lower inventory levels of INVOS 3100A Cerebral Oximeters and its components to prepare for the introduction of the next generation Cerebral Oximeter, and increased inventory obsolescence recorded in the third quarter of fiscal 1997 in anticipation of the new product launch. Management expects working capital requirements to increase if sales increase.

     On June 4, 1997, the Company completed the public offering of 2,000,000 newly-issued Common Shares, at a price of $4.00 per share, for gross proceeds of $8,000,000, through an offering underwritten by Brean Murray & Co., Inc.
The net proceeds to the Company, after deducting the underwriting discount and the expenses of the offering, were approximately $6,980,000. The Company also granted the underwriter warrants to purchase 200,000 Common Shares at $4.80 per share exercisable during the four-year period beginning May 30, 1998.

     As of August 31, 1997 the Company had working capital of $6,746,015, cash and cash equivalents of $3,205,482, marketable securities of $2,929,960, total current liabilities of $569,014 and shareholders' equity of $6,931,910. The Company has no loan commitments.

     The Company believes that the cash, cash equivalents, and marketable securities on hand at August 31, 1997 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second half of fiscal 1998. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

     The estimated length of time current cash, cash equivalents, and marketable securities will sustain the Company's operations is based on certain estimates and assumptions made by the Company. Such estimates and assumptions are subject to change as a result of actual experience. There can be no assurance that actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop enhancements to, and product extensions of, the Cerebral Oximeter, to conduct research and development concerning additional potential applications of the Company's technology and for working capital will not be substantially greater than current estimates.

     Product Sales. The Company does not believe that product sales will be sufficient to fund the Company's operations for the remainder of fiscal 1997.

     Securities Sales. As of August 31, 1997, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of September 22, 1997. In addition, the placement agents and their transferees hold warrants to purchase 52,970 Common Shares exercisable at $12.50 per share, 15,000 warrants exercisable at $14.40 per share, and 11,242 warrants exercisable at $12.50 per share. Also, as described above, the underwriter of the 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

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

                             SOMANETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                AUGUST  31, 1997




Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 contains an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern.

                           PART II OTHER INFORMATION


Item 1. Legal Proceedings

        For a description of the pending settlement of a suit filed by a shareholder of the Company on April 25, 1994 in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company and Gary D. Lewis, the Company's former Chairman of the Board, in an action captioned Benjamin Langford v. Somanetics Corporation and Gary D. Lewis, see Note 7 of Notes to Financial Statements included in Part I of this Report, which description is incorporated in this Item 1 by reference.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

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

                                            Somanetics Corporation
                                            (Registrant)




Date:  October 3, 1997                  By: /s/  Raymond W. Gunn
       ---------------                      ----------------------
                                        Raymond W. Gunn
                                        Executive Vice President and Chief
                                        Financial Officer (Duly Authorized
                                        and Principal Financial Officer)

                                 EXHIBIT INDEX




EXHIBIT                           DESCRIPTION
-------                           -----------

27.1          Financial Data Schedule.