Form 10-K405
period 1997-11-30
SOMANETICS CORP
filed 1998-01-28
CIK 704328

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
  [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the fiscal year ended NOVEMBER 30, 1997 OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ________ TO _______ Commission File No. 0-19095

                             SOMANETICS CORPORATION
             (Exact name of Registrant as specified in its charter)

                 MICHIGAN
(State or other jurisdiction of                          38-2394784
incorporation or organization)              (I.R.S. Employer Identification No.)

   1653 EAST MAPLE ROAD, TROY, MICHIGAN                  48083-4208
 (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (248) 689-3050

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON SHARES, PAR VALUE $.01 PER SHARE
           ------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes   X     No
                                                      -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Shares held by non-affiliates of the Registrant as of January 20, 1998, computed by reference to the closing sale price as reported by Nasdaq on such date, was approximately $22,256,519.

The number of the Registrant's Common Shares outstanding as of January 20, 1998 was 4,285,334

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders, scheduled to be held March 17, 1998, are incorporated by reference in Part III, if the Proxy Statement is filed no later than March 30, 1998.

================================================================================

                             SOMANETICS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

                               TABLE OF CONTENTS


                                                              PART I
                                                                                                                         PAGE
                                                                                                                         ----
Item 1.             Business...........................................................................................    2
Item 2.             Properties.........................................................................................   14
Item 3.             Legal Proceedings..................................................................................   14
Item 4.             Submission of Matters to a Vote of Security Holders................................................   14
Supplemental Item.  Executive Officers of the Registrant...............................................................   15
                                                             PART II
Item 5.             Market for Registrant's Common Equity and Related Shareholder Matters..............................   17
Item 6.             Selected Financial Data............................................................................   18
Item 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations..............   19
Item 7A             Quantitative and Qualitative Disclosures About Market Risk.........................................   24
Item 8.             Financial Statements and Supplementary Data........................................................   25
Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............   40
                                                             PART III
Item 10.            Directors and Executive Officers of Registrant.....................................................   41
Item 11.            Executive Compensation.............................................................................   41
Item 12.            Security Ownership of Certain Beneficial Owners and Management.....................................   41
Item 13.            Certain Relationships and Related Transactions.....................................................   41
                                                             PART IV
Item 14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................   42

                                     PART I

ITEM 1.  BUSINESS


THE COMPANY

     Somanetics Corporation ("Somanetics" or the "Company") was incorporated in 1982 and develops, manufactures and markets the INVOS(R) Cerebral Oximeter (the "Cerebral Oximeter"), the only FDA-cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. The Cerebral Oximeter was developed to meet the need for information about oxygen in the brain, the organ least tolerant of oxygen deprivation. Brain oxygen information, therefore, is important, especially in surgical procedures requiring general anesthesia and in other critical care situations with a high risk of brain oxygen imbalances. The Company is initially targeting cardiovascular and vascular surgeries and surgeries on elderly patients involving abnormal blood pressure, because these surgeries involve a high risk of brain oxygen imbalances, both during and after surgery. Surgeons, anesthesiologists and other medical professionals use the Cerebral Oximeter to identify brain oxygen imbalances and take corrective action, potentially improving patient outcome and reducing the cost of care.

     The Cerebral Oximeter is a relatively inexpensive, portable and easy-to-use monitoring system placed at a patient's bedside in hospital critical care areas, especially operating rooms, recovery rooms, intensive care units ("ICUs") and emergency rooms. It is comprised of (i) a portable unit including a computer and a display monitor, (ii) a single-use, disposable sensor, the SomaSensor(R), (iii) proprietary software and (iv) a preamplifier cable. The SomaSensor is adhered to a patient's forehead and connected to the computer through the preamplifier cable. The computer uses the Company's proprietary software to analyze information received from the SomaSensor and provides a continuous digital and trend display on the monitor of an index of the oxygen saturation in the area of the brain under the SomaSensor. Users of the Cerebral Oximeter will be required to purchase disposable SomaSensors on a regular basis because of their single-use nature.

     In October 1997, the Company obtained FDA clearance for new advances in its INVOS technology that are incorporated in its next generation Cerebral Oximeter. The next generation Cerebral Oximeter was introduced in October 1997 at two industry trade shows and is expected to be available in the first quarter of fiscal 1998. The Company's objective is to establish the Cerebral Oximeter as a "standard of care" in surgical procedures requiring general anesthesia and in other critical care situations.


MARKET OVERVIEW

INDUSTRY BACKGROUND

     The brain is the human organ least tolerant of oxygen deprivation. Without sufficient oxygen, brain damage may occur within a few minutes, which can result in paralysis, severe and complex disabilities or death. Undetected brain hypoxia (insufficiency of oxygen delivery) and ischemia (tissue oxygen starvation due to the obstruction of the inflow of arterial blood) are common causes of brain damage and death during and after many surgical procedures and in other critical care situations. A December 1996 article in The New England Journal of Medicine reported on a 24-institution study and concluded that adverse cerebral outcomes after coronary artery bypass graft surgery are relatively common and serious and are associated with substantial increases in death, length of hospitalization and use of intermediate- or long-term care facilities. Adverse cerebral outcomes occurred in 6.1% of the patients included in the study. Additional studies have estimated that a higher percentage of patients experience some neurological decline after heart surgery and that insufficiency of oxygen delivery to the brain is a frequent cause of this problem. The New England Journal article concluded that new diagnostic and therapeutic strategies must be developed to lessen such injury.

     Oxygen is carried to the brain by hemoglobin in the blood. Hemoglobin passes through the lungs, bonds with oxygen and is pumped by the heart through arteries and capillaries to the brain. Brain cells extract the oxygen and the blood carries away carbon dioxide through the capillaries and veins back to the lungs. Brain oxygen imbalances can be caused by several factors, including changes in oxygen saturation (the percentage of hemoglobin contained in a given amount of blood which carries oxygen) in the arteries, blood flow to the brain, hemoglobin concentration and oxygen consumption by the brain.

     Brain oxygen information is important in surgical procedures requiring general anesthesia, in other critical care situations with a high risk of brain oxygen imbalances, as well as in the treatment of patients with head injuries or strokes. These procedures include cardiovascular and vascular surgeries, surgeries on elderly patients involving abnormal blood pressure, any neurosurgery, major surgeries involving the neck, transplant surgeries and treatment of patients with diseases resulting from high blood pressure, lung problems, or head, organ or heart injuries and treatment of patients suffering from strokes. These patients are most commonly found in operating rooms as well as in the other critical care areas of hospitals, especially recovery rooms, ICUs and emergency rooms. The Company believes that medical professionals need immediate and continuous information about changes in the oxygen levels in the blood in the brain to identify brain oxygen imbalances. After they are alerted to such imbalances, medical professionals have the information to take corrective action through the introduction of medications, anesthetic agents or mechanical intervention, potentially improving patient outcome and reducing the costs of care. Immediate and continuous information about changes in brain oxygen levels also provides immediate feedback regarding the adequacy of the selected therapy. Equally important, without information about brain oxygen levels, therapy that may not be necessary might be initiated to assure adequate brain oxygen levels. Unnecessary therapy can have an adverse impact on patient safety and increase hospital costs.

     Based on a 1995 survey, industry sources estimate that more than 24 million surgeries were performed in the United States. Industry sources also estimate that, in 1993, there were more than 4.4 million surgeries involving the heart or the blood vessels around the heart. Such surgeries include more than 600,000 open heart surgeries and 89,000 endarterectomies (the removal of blockage in the artery). Industry sources estimate, based on a 1985 survey, that there were more than 26,800 operating rooms in the United States and, based on a 1993 survey, that there were more than 6,100 ICUs in the United States with more than 90,000 beds.

     Currently, several different methods are used to detect one or more of the factors affecting brain oxygen levels or the effects of brain oxygen imbalances. These methods include invasive jugular bulb catheter monitoring, transcranial Doppler, electroencephalograms ("EEG"), intracranial pressure monitoring and neurological examination. These methods have not been widely adopted to monitor brain oxygen levels in critical care situations for a variety of reasons. The use of any of these methods is limited because it is either expensive, difficult or impractical to use as a brain monitor, invasive, not available under certain circumstances (such as when the patient is unconscious or has suppressed neural activity), not able to measure all of the factors that may affect brain oxygen imbalances, not organ specific or not able to provide continuous information or able to measure only the effects of brain oxygen imbalances.

     Arterial oxygen saturation is only one of the factors that can affect oxygen imbalances in the brain. Pulse oximetry measures oxygen saturation in the arteries. It is non-invasive, uses optical spectroscopy and has become a standard of care for measuring arterial oxygen saturation in critical care situations. However, pulse oximeters require a strong pulse, making them unavailable during bypass surgeries, surgeries involving induced hypothermia or any other time the patient does not have a strong peripheral pulse. Pulse oximeters provide information about the oxygen saturation of the arteries in a finger or earlobe, not oxygen imbalances in the brain. Changes in the oxygen balance in the brain may not have any affect on the oxygen levels in a finger or earlobe. For example, a blocked artery to the brain would affect oxygen in the brain, but would not affect the amount of oxygen in the arteries in the finger.

     The Cerebral Oximeter is the only FDA-cleared, non-invasive monitoring system that provides continuous information about changes in the blood oxygen level in the adult brain. It is easy to use and relatively inexpensive and provides medical professionals with new information to help them identify brain oxygen imbalances. This information may facilitate timely intervention, provide feedback regarding the adequacy of the selected therapy and provide medical professionals with additional assurance when they make decisions regarding the need for therapy, thereby potentially improving patient outcome and reducing the cost of care.

MARKET TRENDS

     The Company believes the market for its product is driven by the following market trends:

     Demand to Reduce Health Care Costs. Hospitals in the United States are increasingly faced with direct economic incentives to control health care costs and improve the efficiency of health care through improved labor productivity, shortened hospital stays and more selective performance of medical procedures and use of facilities and equipment. Hospitals often receive a fixed fee from Medicare, managed care organizations and private insurers based on the disease diagnosed, rather than based on the services actually performed. Therefore, hospitals are increasingly focused on avoiding unexpected costs, such as those associated with increased hospital stays resulting from patients with brain damage or other adverse outcomes following surgery. This focus on avoiding unexpected costs is especially pronounced in the operating room and other hospital critical care areas due to their high operating costs. The economic and human costs of brain damage can be tremendous. Even short extensions of hospital stays resulting from brain damage can be expensive. In addition, overtreating a patient as a result of lack of knowledge about brain oxygen levels can result in unnecessary costs.

     Organ-Specific Monitoring; Current Emphasis on the Brain. The Company believes that physicians and hospitals are increasingly interested in monitoring the status of specific organs in the body, especially the brain. It also believes there is an increased interest in understanding how the brain functions and in finding ways to prevent injury to, and cures to diseases affecting, the brain. The Company believes that this interest has led to a greater focus on monitoring the brain, both to determine how it functions and to monitor the effects of various actions on the brain. In July 1989, Congress passed a resolution, and President Bush signed a proclamation, designating the 1990s as the "Decade of the Brain."

     Less Invasive Medical Procedures. The Company believes there is a trend toward less invasive medical procedures. Notable examples include laparoscopic procedures in general surgery and arthroscopic procedures in orthopedic surgery. Such procedures are designed to reduce trauma, thereby decreasing complications, reducing pain and suffering, speeding recovery and decreasing costs associated with patient care. The Company also believes that there is a trend to minimize invasive procedures relating to the brain to increase the safety of patients and medical professionals, reduce recovery time and minimize costs.

     Aging Population. According to the Administration on Aging, United States Department of Health and Human Services, approximately 33.5 million persons in the United States were age 65 or older in 1995, representing 13% of the population. The number of Americans age 65 or older increased by approximately
2.3 million, or 7%, between 1990 and 1995, compared to an increase of 5% for the under-65 population. The Administration on Aging predicts that the number of Americans age 65 or older will increase to approximately 34.7 million by the year 2000 and to approximately 53.2 million by the year 2020. The Company believes that older patients require a higher level of medical care using more procedures in which the patient or the procedure involves a risk of brain oxygen imbalances. Medical and surgical procedure growth rate has remained steady recently, and industry analysts expect this trend to continue.

BUSINESS STRATEGY

     The Company's objective is to establish the Cerebral Oximeter as a "standard of care" in surgical procedures requiring general anesthesia and in other critical care situations. Key elements of the Company's strategy are as follows:

     Target Surgical Procedures With a High Risk of Brain Oxygen Imbalances. The Company is targeting its initial marketing efforts primarily on the use of the Cerebral Oximeter in surgical procedures with a high risk of brain oxygen imbalances, such as cardiovascular and vascular surgeries and surgeries on elderly patients involving abnormal blood pressure. The Company believes that the medical professionals involved in these surgeries are the most aware of the risks of brain damage resulting from brain oxygen imbalances. Therefore, the Company believes that it will be easier to demonstrate the clinical benefits of the Cerebral Oximeter and potentially gain market acceptance for its product in connection with these surgeries.

     Demonstrate Clinical Benefits and Promote Acceptance of the Cerebral Oximeter. The Company sponsors clinical studies using the Cerebral Oximeter to provide additional evidence of its benefits. The resulting publication of any favorable peer-reviewed papers is used to help convince the medical community of the clinical benefits of the Cerebral Oximeter. The Company also promotes acceptance of the Cerebral Oximeter in the medical community by encouraging surgeons, anesthesiologists and nurses in leading hospitals, whose opinions and practices the Company believes are valued by other hospitals and physicians, to use the Cerebral Oximeter on a trial basis. The Company believes that successful evaluations of the Cerebral Oximeter by these medical professionals will accelerate the acceptance of the Cerebral Oximeter by other medical professionals. The Company sponsors discussions among physicians who have used the Cerebral Oximeter about its clinical benefits.

     Expand Marketing and Sales Activities. The Company has recently established a distribution network consisting of its direct sales employees and distributors. The Company is expanding its marketing and sales efforts to increase the medical community's exposure to its INVOS technology and the Cerebral Oximeter, including increased participation in trade shows and medical conferences and increased product evaluations. The Company is aggressively marketing its product through its existing sales force and leverages its sales resources through the use of its distributors, including Baxter Limited in Japan.

     Develop Additional Applications of the Cerebral Oximeter. The Company is in the process of developing product-line extensions of the Cerebral Oximeter for use on children and newborns. The Company believes that these natural extensions of its existing product will increase the market for the Cerebral Oximeter without the more significant development efforts required for entirely new products. The Company believes that non-invasive monitoring is important for newborns, as they have higher risks of oxygen imbalances and less blood volume from which medical professionals can make invasive blood gas measurements.

     License Technology to Medical Device Manufacturers. The Company plans to license its Cerebral Oximeter technology to other medical device manufacturers to expand the installed base of Cerebral Oximeters and increase the demand for SomaSensors. Such a license might be made to a company interested in incorporating the Cerebral Oximeter into a multi-function monitor. The Company believes that such an arrangement could provide another distribution channel for the Company's Cerebral Oximeter. The Company, however, has no current commitments for any such licenses.

     In addition, the Company is analyzing the feasibility of other applications of its technology. The Company has entered into a consulting arrangement with NeuroPhysics Corporation in connection with research into the feasibility of four new products.

PRODUCT AND TECHNOLOGY

THE CEREBRAL OXIMETER

     The Company's Cerebral Oximeter is the only FDA-cleared, non-invasive patient monitoring system that provides continuous information about changes in the blood oxygen level in the adult brain. It is a portable and easy-to-use monitoring system that is placed at a patient's bedside in hospital critical care areas, especially operating rooms, recovery rooms, ICUs and emergency rooms. Surgeons, anesthesiologists and other medical professionals use the information provided by the Cerebral Oximeter to identify brain oxygen imbalances and take corrective action, potentially improving patient outcome and reducing the cost of care. Once the cause of a cerebral oxygen imbalance is identified and therapy is initiated, the Cerebral Oximeter provides immediate feedback regarding the adequacy of the selected therapy. It can also provide medical professionals with an additional level of assurance when they make decisions regarding the need for therapy.

     Unlike certain existing monitoring methods, the Cerebral Oximeter functions even when the patient is unconscious, lacks a strong peripheral pulse or has suppressed neural activity. The measurement made by the Cerebral Oximeter is dominated by the blood in the veins. Therefore, it responds to the changes in factors that affect the balance between cerebral oxygen supply and demand, including changes in arterial oxygen saturation, cerebral blood flow, hemoglobin concentration and cerebral oxygen consumption. The Cerebral Oximeter responds to global changes in brain oxygen levels and to events that affect the brain oxygen levels in the region beneath the SomaSensor.

     The Cerebral Oximeter monitoring system is comprised of (i) a portable unit including a computer and a display monitor, (ii) a single-use, disposable sensor, the SomaSensor, (iii) proprietary software and (iv) a preamplifier cable. The SomaSensor is adhered to a patient's forehead and connected to the computer through the preamplifier cable. The SomaSensor continuously transmits and receives predetermined wavelengths of light sent through the scalp, muscle and skull into the brain tissue. The computer receives the information about the intensity of the light scattered by the blood and tissue in the area being monitored. The computer uses the Company's proprietary software to analyze this information and provide a continuous digital and trend display on the monitor of an index of the oxygen saturation in the area of the brain under the SomaSensor.

     The portable unit includes a menu-driven user interface which provides easy access for setting high and low audible alarms and permits a customized display format and data retrieval. Single-function keys offer a convenient means of powering the Cerebral Oximeter, silencing alarms, marking important events and printing results that can be stored for up to 24 hours and retrieved by a variety of standard, commercially available printers. The next generation Cerebral Oximeter measures approximately 9 inches wide, 8 inches high, and 8 inches deep and weighs approximately 15 pounds.

     The suggested list prices for the next generation Cerebral Oximeter and the SomaSensor in the United States are $11,995 and $35, respectively. Users of the Cerebral Oximeter will be required to purchase disposable SomaSensors on a regular basis. The SomaSensor may only be used once because after one use it may become contaminated and its effectiveness is not warranted by the Company. The Company provides a one-year warranty on the Cerebral Oximeter, which the Company will satisfy by repairing or exchanging those units in need of repair. The Company also expects to offer maintenance agreements and service for the Cerebral Oximeter for a fee after the warranty expires.

     The following table summarizes the principal features and related benefits of the Cerebral Oximeter:


            FEATURES                                          BENEFITS
--------------------------------     ------------------------------------------------------------
FDA-cleared                          - Access to United States and certain foreign markets
Non-invasive                         - Consistent with market trend toward less invasive medical procedures
                                     - No risk to patients and medical professionals
                                     - No added patient recovery costs
Continuous Information               - Immediate information regarding brain oxygen imbalances
                                     - Real-time guide to therapeutic interventions
New Organ-Specific Information       - Provides information about oxygen imbalances in the brain
Relatively Inexpensive               - Low cost relative to other brain monitors and medical
                                       devices
                                     - Small portion of the cost of the procedures in which it is used
                                     - New information can potentially improve patient outcome and reduce the cost of care
Easy-to-Use                          - Does not require a trained technician to operate or
                                       interpret
                                     - Automatic SomaSensor calibration
                                     - Simple user interface and controls
                                     - Audible alarm limits
Effective in Difficult               - Provides information when the patient is unconscious, lacks
Circumstances                          a strong peripheral pulse or has suppressed neural activity, specifically during cardiac arrest, hypothermia,
                                       hypertension, hypotension and hypovolemia
                                     - Indicates oxygen imbalances in the brain, not just blood flow, oxygenation of the arteries or the effects of
                                       imbalances
Portable                             - Placed at patient's bedside

OPTICAL SPECTROSCOPY TECHNOLOGY

     The Company's proprietary In Vivo Optical Spectroscopy ("INVOS") technology is based primarily on the physics of optical spectroscopy. Optical spectroscopy is the interpretation of the interaction between matter and light. Spectrometers and spectrophotometers function primarily by shining light through matter and measuring the extent to which such light is transmitted through, or scattered or absorbed by, matter. Physicians and scientists can use spectrophotometers to examine human blood and tissue. Although most human tissue is opaque to ordinary light, certain wavelengths penetrate tissue more easily than others. Therefore, by shining light of appropriate wavelengths into the body and measuring its transmission, scattering and absorption, or a combination, physicians can obtain information about the matter under analysis. Optical spectroscopy generates no ionizing radiation and produces no known hazardous effects.

     Optical spectroscopy was first used clinically in the 1940s at the Sloan-Kettering Institute for cancer research. The pulse oximeter uses optical spectroscopy to determine the oxygen saturation of the blood in the arteries in peripheral tissue, such as in a finger or an earlobe. By identifying the hemoglobin and the oxygenated hemoglobin and measuring the relative amounts of each, oxygen saturation of hemoglobin can be measured. However, the use of optical spectroscopy in the body has not generally been useful when the substances to be measured are surrounded by, are behind, or are near bone, muscle or other tissue, because the transmission, scattering and absorption of the transmitted light produces extraneous data that interferes with analysis of the data from the area being examined.

INVOS TECHNOLOGY

     The Cerebral Oximeter is based on INVOS technology. In 1982, the Company commenced research and development efforts in connection with a spectroscopic instrument for the measurement of breast tissue abnormalities. The Company's first product, the Somanetics INVOS 2100 System (the "INVOS 2100"), used the same INVOS technology as the Cerebral Oximeter. Subsequently, the Company commenced analysis of the application of INVOS technology to the measurement of changes in cellular metabolism in the brain. Early studies conducted in conjunction with the Henry Ford Neurosurgical Institute demonstrated the ability of the Company's INVOS technology to make certain measurements which were highly correlated to controlled changes in animal brain cell metabolism. In 1988, the Company began clinical studies of the Cerebral Oximeter on human patients in operating rooms, emergency rooms and ICUs at Henry Ford Hospital and later at Bowman Gray School of Medicine and Mount Sinai Medical Center.

     Like other applications of optical spectroscopy, INVOS technology also analyzes various characteristics of human blood and tissue by measuring and analyzing low-intensity visible and near-infrared light transmitted into portions of the body. It measures the composition of substances by detecting the effect they have on light. The INVOS technology measurement is made by transmitting low-intensity visible and near-infrared light through a portion of the body and detecting the manner in which the molecules of the exposed substance interact with light at specific wavelengths. INVOS technology detects this interaction by measuring the intensity of the various wavelengths of light received by light sensors. By measuring the effect on specific wavelengths of light caused by oxygenated hemoglobin contained in blood in the region of the brain being monitored, the Cerebral Oximeter can monitor changes in the approximate oxygen saturation of the hemoglobin in such region of the brain.

     The Company has developed a method of reducing extraneous spectroscopic data caused by surrounding bone, muscle and other tissue. This method allows data to be gathered from areas of the body which previously could not be analyzed using optical spectroscopy. The dual detector design of the SomaSensor enables the measurement of scattered light intensities from the intermediate tissues of skin, muscle and skull in a separate process. As illustrated above, the depth of penetration of the light signal is related to the distance between the light source and the shallow and deep detectors. While both detectors receive similar information about the tissue outside the brain, the detector further from the light source receives more information specific to the brain than does the detector closer to the light source. By subtracting the two measurements, INVOS technology is able to suppress the influence of the tissues outside the brain to provide a measurement of changes in brain oxygen saturation.

RESEARCH AND DEVELOPMENT

     The Company is currently focusing its research and development efforts on product-line extensions of the Cerebral Oximeter for use on children and newborns and enhancements to the SomaSensor. The Company is currently sponsoring clinical studies of the Cerebral Oximeter for use on children and newborns, but expects to redesign the SomaSensor for use on smaller heads. The Company believes that non-invasive monitoring is especially important in newborns, who have higher risks of oxygen imbalances and less blood volume from which medical professionals can make invasive blood gas measurements.

     In addition to the Company's internal research and development activities, the Company has entered into a consulting arrangement with NeuroPhysics Corporation pursuant to which the Company is funding a portion of NeuroPhysics' research into the feasibility and development of prototypes of four new products. The United States government is also funding a portion of the research pursuant to two research grants. NeuroPhysics has granted the Company certain ownership and commercialization rights in the new products, subject to the rights of the United States government and royalties payable to NeuroPhysics. The new products are intended to be non-invasive, in vivo, near-infrared spectroscopy devices that (i) monitor liver oxygenation for assessing and controlling hemorrhagic shock (shock resulting from loss of blood), (ii) locate and assess subdural hematomas (bleeding between the brain and the skull) in head trauma patients, (iii) monitor certain blood gasses and
(iv) monitor fetal cerebral blood oxygenation during labor and delivery.

     In October 1997, NeuroPhysics Corporation was awarded a $746,000 Phase II contract from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health. This award follows the completion of a Phase I contract during which NeuroPhysics demonstrated the conceptual feasibility of its noninvasive method for monitoring fetal cerebral oxygen during labor and delivery. The Phase II award will be used to continue the development of this technology, assemble a prototype fetal cerebral oximeter based on the new method, and conduct animal and human studies. If Phase II is successful, it is expected to be followed by the development of a product and clinical trials in Phase III.

     During fiscal years 1997, 1996 and 1995 the Company spent $736,427, $235,354 and $285,893, respectively, on research, development and engineering.

MARKETING, SALES AND DISTRIBUTION

MARKETING

     The Cerebral Oximeter is for use on patients at risk of brain oxygen imbalances. These patients are most commonly found in operating rooms amongst those undergoing general anesthesia for various surgical procedures as well as in the other critical care areas of hospitals, especially recovery rooms, ICUs and emergency rooms. After the Cerebral Oximeter is accepted in hospitals, future markets might include free-standing operating rooms, clinics, ambulances and nursing homes.

     The Company markets the Cerebral Oximeter primarily to cardiovascular and vascular surgeons, neurosurgeons and anesthesiologists. The Company believes that these specialists are the medical professionals most aware of the risks of brain damage resulting from brain oxygen imbalances. The Company and its distributors have initially concentrated on sales to the major teaching hospitals in selected foreign markets in which the Company has commenced commercial sales and the 2,000 largest United States hospitals, especially those the Company considers opinion leaders. Product evaluations have already begun at over 200 university and other hospitals. In addition, the Company is sponsoring discussions among physicians who have used the Cerebral Oximeter about its clinical benefits.

     The Company believes that favorable peer review is a key element to a product's success in the medical equipment industry. Accordingly, the Company supports clinical research programs with third-party clinicians and researchers intended to demonstrate the need for, and clinical benefits of, the Cerebral Oximeter with the specific objective of publishing the results in peer-reviewed journals. The research consists primarily of comparing the measurements obtained from the Cerebral Oximeter to the data obtained from existing diagnostic methods, including EEG, transcranial Doppler and invasive jugular bulb catheter monitoring or reports of the results of the use of the Cerebral Oximeter in various procedures. The Company attends trade shows and medical conferences in order to introduce and promote the Cerebral Oximeter and to meet medical professionals with an interest in submitting peer-reviewed papers to appropriate medical journals and to major national meetings. In fiscal year 1997, a total of 37 presentations concerning the Cerebral Oximeter were presented to 17 meetings, and 14 peer-reviewed articles (including three presented at meetings) mentioning the Cerebral Oximeter were published.

SALES AND DISTRIBUTION

     The Company sells the Cerebral Oximeter through its direct sales force and independent distributors. The Company has engaged distributors to provide it with increased geographic coverage and local sales contacts. In the United States, the Company sells the Cerebral Oximeter through its 19 direct salespersons covering 19 states exclusively and 31 states and Puerto Rico in which they support seven distributors. Sales compensation and incentive plans are designed to motivate the Company's direct sales force by making half of their targeted compensation dependent on meeting targeted sales levels. The Company believes that the minimum selling cycle for new medical devices is approximately six to nine months.

     In March 1997, the Company entered into a marketing arrangement with Health Services Corporation of America, the representative of a buying group for many small hospitals and extended care facilities. Health Services Corporation of America informs its member hospital administrators that the Company is its sole supplier of cerebral oximetry equipment and forwards the Company's marketing materials to such administrators. In exchange, for its marketing assistance, the Company's product will be available to the members of the buying group at a discount.

     The Company's backlog of firm orders for its next generation cerebral oximeter as of January 20, 1998 is a result of the time between the product's introduction in October 1997 and its first shipment in the first fiscal quarter of 1998. The Company does not believe that its backlog is indicative of trends in its business.

     Internationally, the Company has distribution agreements with 25 distributors covering 67 countries. In March 1995, the Company engaged Baxter Limited as its exclusive distributor in Japan. In April 1995, Baxter Limited was licensed by the Japanese Ministry of Health and Welfare (JMH&W) to market the INVOS 3100A Cerebral Oximeter in Japan, and is in the process of applying to the JMH&W to market the next generation Cerebral Oximeter there. There can be no assurance that the application will be approved prior to the fourth quarter of fiscal 1998.

     For a description of sales to major customers, see Note 10 of Notes to Financial Statements included in Item 8 of this Report. The Company's distributor in Japan was the Company's largest customer in fiscal 1997, 1996, and 1995. The Company is dependent on its sales to Baxter Limited, and the loss of Baxter Limited as a customer would have an adverse effect on the Company's business, financial condition and results of operations.

     The Company's export sales for the fiscal years ended November 30, 1997, 1996 and 1995 were approximately $689,000, $745,000 and $1,336,000, respectively. For a description of the breakdown of sales between model 3100A Cerebral Oximeters, SomaSensors, and refurbished model 3100 Cerebral Oximeters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

MANUFACTURING

     The Company assembles the Cerebral Oximeter in its facilities in Troy, Michigan, from components purchased from outside suppliers. The Company assembles the Cerebral Oximeter to control its quality and costs and to permit it to make changes to the Cerebral Oximeter faster than it could with third-party assembly. The Company believes that each component is generally available from several potential suppliers. The SomaSensor, the printed circuit boards, other mechanical components and the unit enclosure are the primary components that must be manufactured according to specifications provided by the Company. Although the Company is currently dependent on one manufacturer of the SomaSensor, the Company believes that several potential suppliers are available to assemble the components of the Cerebral Oximeter. The Company would, however, require approximately three to four months to change SomaSensor suppliers. The Company does not currently intend to manufacture on a commercial scale the disposable SomaSensor or the components of the Cerebral Oximeter.

COMPETITION

     The Company does not believe there is currently any direct commercial competition for the Cerebral Oximeter. The Company believes, however, that the market for cerebral oximetry products is in the early stages of its development and, if it develops, may become highly competitive. The Company is aware of foreign companies that have sold products relating to cerebral metabolism monitoring for research or evaluation.

     The medical equipment industry is characterized by intense competition and extensive research and development. Other companies and individuals are engaged in research and development of non-invasive cerebral oximeters, and the Company believes there are many other potential entrants into the market. Some of these potential competitors have well established reputations, customer relationships and marketing, distribution and service networks, and have substantially longer histories in the medical equipment industry, larger product lines and greater financial, technical, manufacturing, research and development and management resources than those of the Company. Many of these potential competitors have long-term product supply relationships with the Company's potential customers. These potential competitors may succeed in developing products that are at least as reliable and effective as the Company's product, that make additional measurements, or that are less costly than the product developed by the Company. These potential competitors may be more successful than the Company in manufacturing and marketing their products and may be able to take advantage of the significant time and effort invested by the Company to gain medical acceptance of cerebral oximetry. In addition, two patents issued to an unaffiliated third party and relating to cerebral oximetry will expire this year, making that technology generally available and potentially helping the development of competing products. See "Market Overview."

     The Company also competes indirectly with the numerous companies that sell various types of medical equipment to hospitals for the limited amount of funding allocated to capital equipment in hospital budgets. The market for medical equipment is subject to rapid change due to an increasingly competitive, cost-conscious environment and to government programs intended to reduce the cost of medical care. Many of these manufacturers of medical equipment are large, well-established companies whose resources, reputations and ability to leverage existing customer relationships may give them a competitive advantage over the Company. The Company's product and technology also compete indirectly with many other methods currently used to measure blood oxygen levels or the effects of low blood oxygen levels.

     The Company believes that a manufacturer's reputation for producing accurate, reliable and technically advanced products, references from users, features (speed, safety, ease of use, patient convenience and range of applicability), product effectiveness and price are the principal competitive factors in the medical equipment industry.

PROPRIETARY RIGHTS INFORMATION

     The Company has thirteen United States patents and fourteen corresponding patents in various foreign countries. The Company's patents basically cover methods and apparatus for introducing light into a body part and receiving, measuring and analyzing the resulting light and its interaction with tissue. Such methods also involve receiving, measuring and analyzing the light transmissivity of various body parts of a single subject, as well as of body parts of different subjects which provides a standard against which a single subject can be compared. Although the Company believes that one or more of its issued patents cover some of the underlying technology used in the Cerebral Oximeter, only eight of the issued patents expressly refer to examination of the brain or developments involving the Cerebral Oximeter.

     The Company's initial United States patent, covering the in vivo tissue examination technology developed in conjunction with the INVOS 2100 and its predecessor, the SOMA 100, was allowed and issued in 1986 and will expire on October 14, 2003. The corresponding Canadian patent was issued in 1987, the corresponding European Community patent was issued in 1990 with related patents issued in the ten Western European countries which were then member states, and the corresponding Japanese patent was issued in 1991. The Company's twelve additional United States patents expire on various dates from February 2005 to December 2014. The Company also has two patent applications pending in the United States and several pending patent applications filed in various foreign countries, with respect to other aspects of its technology relating to the interaction of light with tissue.

     Notwithstanding the Company's patents as noted above, many other patents have previously been issued to third parties involving optical spectroscopy and the interaction of light with tissue, some of which relate to the use of optical spectroscopy in the area of brain metabolism monitoring, the primary use of the Cerebral Oximeter. No patent infringement claims have been asserted against the Company.

     In addition to its patent rights, the Company has obtained United States Trademark registrations for its trademarks "SOMANETICS," "SOMAGRAM," "INVOS," "SOMASENSOR" and "WINDOW TO THE BRAIN," and has also obtained registrations of its basic mark, "SOMANETICS," in thirteen foreign countries.

     The Company also relies on trade secret, copyright and other laws and on confidentiality agreements to protect its technology, but believes that neither its patents nor other legal rights will necessarily prevent third parties from developing or from using similar or related technology to compete against the Company's product. Moreover, the Company's technology primarily represents improvements or adaptations of known optical spectroscopy technology, which might be duplicated or discovered through its patents, reverse engineering or both.

GOVERNMENT REGULATION

     The testing, manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

     A medical device may be marketed in the United States only with prior authorization from the FDA unless it is subject to a specific exemption. Devices classified by the FDA as posing less risk than class III devices are categorized as class I or II and are eligible to seek "510(k) clearance." Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use to a class I or II device already legally on the market or to a "preamendment" class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not called for PMA applications (as defined below). The FDA in recent years has been requiring a more rigorous demonstration of substantial equivalence than in the past, including requiring clinical trial data in some cases. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. The Company believes that it now usually takes from three to six months from the date of submission to obtain 510(k) clearance, but it can take substantially longer. The Cerebral Oximeter has been categorized as a class II device.

     A device requiring prior marketing authorization that does not qualify for 510(k) clearance is categorized as class III, which is reserved for devices classified by FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices), or devices that are not substantially equivalent to a legally marketed class I or class II device. A class III device generally must receive approval of a premarket approval ("PMA") application, which requires proving the safety and effectiveness of the device to the FDA. The process of obtaining PMA approval is expensive and uncertain. The Company believes that is usually takes from one to three years after filing, but it can take longer.

     If human clinical trials of a device are required, whether for a 510(k) or a PMA application, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by the IRB at each clinical site without the need for FDA approval.

     In June 1992, the Company received 510(k) clearance from the FDA to market the Cerebral Oximeter in the United States for use on adults. The Company began commercial shipments of Cerebral Oximeters and SomaSensors in May 1993. In November 1993, the Company received notification that the FDA had rescinded the Company's 510(k) clearance to market the Cerebral Oximeter. As a result, all commercial sales of the Company's product were suspended. In February 1994, the Company resumed marketing its product in several foreign countries. In June 1996, the Company received 510(k) clearance from the FDA to market the Cerebral Oximeter, including the SomaSensor, in the United States. In October 1997, the Company obtained FDA clearance for new advances in its INVOS technology that are incorporated in its next generation Cerebral Oximeter. The next generation Cerebral Oximeter was introduced in October 1997 and is expected to be available in the first quarter of fiscal 1998.

     The Company has made modifications to the Cerebral Oximeter, which the Company believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

     Any devices manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed GMP requirements, which including testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

     The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements and other applicable regulations. The most recent FDA GMP inspection occurred in May 1997. The FDA finalized changes to the GMP regulations in 1997, which has increased the cost of compliance with GMP requirements. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.

     If any of the Company's FDA clearances are denied or rescinded, sales of the Company's product in the United States would be prohibited during the period the Company does not have such clearances. In such cases the Company would consider shipping its product internationally and/or assembling it overseas if permissible and if the Company determines its product to be ready for commercial shipment. The FDA's current policy is that a medical device that is not in commercial distribution in the United States, but which needs 510(k) clearance to be commercially distributed in the United States, can be exported without the submission of an export request and prior FDA clearance provided that (i) a company believes the device can be found to be substantially equivalent through a 510(k) submission, (ii) the device is labeled and intended for export only, (iii) the device is in accord with the specifications of the foreign purchaser and (iv) other conditions of the export provisions of the Food, Drug and Cosmetic Act have been met.

     Congress recently enacted the FDA Modernization Act of 1997. This law is intended to make the regulatory process more consistent and efficient. It is too early to determine whether, or how, these new requirements will affect the Company.

SEASONALITY

     The Company's business is seasonal. The Company's third quarter sales have typically been lower, compared to other fiscal quarters, principally because the fiscal quarter coincides with the summer vacation season, especially in Europe, the United States and Japan.

INSURANCE

     Because the Cerebral Oximeter is intended to be used in hospital critical care units with patients who may be seriously ill or may be undergoing dangerous procedures, the Company may be exposed to serious potential product liability claims. The Company has obtained products liability insurance with a liability limit of $2,000,000. The Company also maintains coverage for property damage or loss, general liability, business interruption, travel-accident, directors' and officers' liability and workers' compensation. The Company does not maintain key-man life insurance.

EMPLOYEES

     As of January 9, 1998, the Company employed 41 full-time individuals, including 22 in sales and marketing, five in research and development, eight in general and administration and six in manufacturing, quality and service. The Company also uses three consultants. The Company believes that its future success is dependent, in large part, on its ability to attract and retain highly qualified managerial, marketing and technical personnel. The Company's employees are not represented by a union or subject to a collective bargaining agreement. The Company believes that its relations with its current employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company is located in Troy, Michigan and has no other locations. The Company's export sales for the fiscal years ended November 30, 1997, 1996 and 1995 were approximately $689,000, $745,000 and $1,336,000, respectively. See
Note 10 of Notes to Financial Statements included in Item 8 of this Report.

ITEM 2. PROPERTIES

     The Company leases 23,392 square feet of office, manufacturing and warehouse space in Troy, Michigan, of which approximately 12,000 square feet is office space for sales and marketing, engineering, accounting and other administrative activities. The lease agreement was extended in fiscal 1997, with the extension commencing January 1, 1998 and expiring December 31, 1999. The extension also provides the Company with an option to extend for another year under the same terms and conditions. The minimum monthly lease payment for the extended term is approximately $14,700, excluding other occupancy costs. The Company believes that, depending on sales of the Cerebral Oximeter, its current facility is more than suitable and adequate for its current needs, including assembly of the Cerebral Oximeter by the Company and conducting Company operations in compliance with prescribed FDA/GMP guidelines and will allow for substantial expansion of the Company's business and number of employees. The Company has subleased a portion of its warehouse space on a month-to-month basis for $2,700 per month.

ITEM 3. LEGAL PROCEEDINGS

     For a description of the settlement of a suit filed by a shareholder of the Company on April 25, 1994 in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company and Gary D. Lewis, former Chairman of the Board, in an action captioned Benjamin Langford v. Somanetics Corporation and Gary D. Lewis, see Note 7 of Notes to Financial Statements included in Item 8 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 1997.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company and the positions held by them are as follows:


                       Executive
       Name          Officer Since  Age                              Position
       ----          -------------  ---                              --------
Bruce J. Barrett         6/94       38   President and Chief Executive Officer
Raymond W. Gunn          2/91       39   Executive Vice President, Chief Financial Officer, and Treasurer
Richard S. Scheuing      1/98       42   Vice President, Research and Development
Mary Ann Victor          1/98       40   Vice President, Communications and Administration, and Secretary
Ronald A. Widman         1/98       47   Vice President, Medical Affairs
Pamela A. Winters        1/98       39   Vice President, Operations

Officers of the Company serve at the discretion of the Board of Directors.

BIOGRAPHICAL INFORMATION

     Mr. Bruce J. Barrett has served as the Company's President and Chief Executive Officer and as director of the Company since June 1, 1994. Mr. Barrett previously served, from June 1993 until May 31, 1994, as the Director, Hospital Products Division for Abbott Laboratories, Ltd., a health care equipment manufacturer and distributor, and from September 1989 until May 1993 as the Director, Sales and Marketing for Abbott Critical Care Systems, a division of Abbott Laboratories, Inc., a health care equipment manufacturer and distributor. While at Abbott Critical Care Systems, Mr. Barrett managed Abbott's invasive oximetry products for approximately four years. From September 1981 until June 1987, he served as the group product manager of hemodynamic monitoring products of Baxter Edwards Critical Care, an affiliate of Baxter International, Inc., another health care equipment manufacturer and distributor. Mr. Barrett received a B.S. degree in marketing from Indiana State University and an M.B.A. degree from Arizona State University.

     Mr. Raymond W. Gunn, CPA, has served as the Company's Executive Vice President since May 1993 and as its Chief Financial Officer and Treasurer since February 1991. From May 1993 until January 1998, he also served as the Company's Secretary. From November 1992 to May 1993, he served as the Company's Vice President, Finance and Administration and Assistant Secretary. From February 1991, to November 1992, Mr. Gunn served as the Company's Vice President, Finance. His prior experience includes serving as a financial manager with Pulte Home Corporation and a senior accountant with Deloitte Haskins & Sells. Mr. Gunn received a B.S. degree in management from Oakland University.

     Messrs. Gunn and Barrett are each parties to employment agreements with the Company pursuant to which they are required to be elected to the offices they currently hold.

     Mr. Richard S. Scheuing has served as the Company's Vice President, Research and Development since January 1998. From March 1993 to January 1998, he served as the Company's Director of Research and Development. He joined the Company in 1991 as its Director of Mechanical Engineering. He is an inventor on three of the Company's issued patents, and one patent that is pending. Before joining the Company, he was Director of Mechanical Engineering for Irwin Magnetic Systems, Inc. from 1987 until 1991 and was a Development Engineer with the Sarns division of Minnesota Mining and Manufacturing Company ("3M") from 1982 to 1987. He received a B.S. degree in mechanical engineering from the University of Michigan.

     Ms. Mary Ann Victor has served as the Company's Vice President, Communications and Administration and Secretary since January 1998. From July 1997 until January 1998 she served as the Company's Director, Communications and Administration and was a consultant to the Company from September 1996 until July 1997. She also served as Somanetics' Director of Corporate Communications from July 1991 until February 1994. Prior experience includes serving as Director of Investor Relations with the Taubman Company from February to May 1994, legal assistant from June 1994 to November 1994 and then attorney from November 1994 to September 1995 with Varnum Riddering Schmidt & Howlett, and Human Resources Consultant in the Actuarial Benefits and Compensation Consulting Group of Deloitte & Touche LLP from September 1995 to September 1996. Ms. Victor received a B.S. in political science from the University of Michigan and a J.D. from the University of Detroit.

     Mr. Ronald A. Widman has served as the Company's Vice President, Medical Affairs since January 1998. From August 1994 to January 1998, he served as the Company's Director of Medical Affairs. Before joining the Company as Marketing Manager in 1991, he was employed by Mennen Medical, Inc., a manufacturer and marketer of medical monitoring and diagnostic devices, for 12 years, where he held various positions in domestic and international medical product marketing, including Senior Product Manager from 1982 until 1991. He is the author of several papers and articles related to medical care and monitoring devices.

     Ms. Pamela A. Winters has served as the Company's Vice President, Operations since January 1998. From February 1996 to January 1998, she served as the Company's Director of Operations. From May 1992 to February 1996, she served as the Company's Manager of Quality Assurance. From October 1991 to May 1992, Ms. Winters served as the Company's Quality Assurance Supervisor. Ms. Winters is pursuing a B.S. degree in management from University of Phoenix.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


     The Common Shares trade on The Nasdaq SmallCap Market under the trading symbol "SMTS." The following table sets forth, for the periods indicated, the range of high and low closing bid quotations as reported by Nasdaq. The prices set forth below have been adjusted to give effect to the 1-for-10 reverse stock split of the Common Shares effected on April 10, 1997.


                                              HIGH     LOW
                                              ----     ---
     Fiscal Year Ended November 30, 1996
        First Quarter......................  $17.50  $ 4.10
        Second Quarter.....................   25.00   10.00
        Third Quarter......................   40.00   14.40
        Fourth Quarter.....................   23.10   12.50
     Fiscal Year Ended November 30, 1997
        First Quarter......................  $15.00  $ 5.63
        Second Quarter.....................   11.25    3.38
        Third Quarter......................    4.19    3.13
        Fourth Quarter.....................    8.13    3.00

     As of January 20, 1998, the Company had 571 shareholders of record.

     The bid quotations set forth above reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

     The Company has never paid cash dividends on its Common Shares and does not expect to pay such dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the Company's business. The payment of any future dividends will be determined by the Board in light of the conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in future financing agreements, business conditions and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA


     The following selected financial data as of November 30, 1997, 1996, 1995, 1994 and 1993, and for each of the years in the five-year period ended November 30, 1997 have been derived from the audited financial statements of the Company, certain of which appear in Item 8 of this Report, together with the report of Deloitte & Touche LLP, independent auditors, whose report includes an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern. The selected financial data should be read in conjunction with the financial statements and notes thereto included in
Item 8 of this Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report.



                                                             FISCAL YEAR ENDED NOVEMBER 30,
                                         ---------------------------------------------------------------------
                                         1997             1996            1995            1994           1993
                                         ----             ----            ----            ----           ----
                                                        (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues (1).....................   $ 1,212          $  778          $ 1,336         $   938        $ 1,547
Cost of sales........................       631             385              658             464            763
Gross margin.........................       580             393              678             474            784
Research, development and
  engineering expenses...............       736             235              286             550          1,150
Selling, general, and
  administrative expenses ...........     6,238           3,550            3,303           4,347          6,063
Net loss.............................    (6,155)         (3,304)          (2,818)         (4,332)        (6,136)
Net loss per Common Share (2)........     (1.88)          (1.77)           (1.67)          (3.41)         (5.75)
Weighted average number of
  Common Shares outstanding (2)......     3,272           1,867            1,684           1,270          1,068

                                                                     AT NOVEMBER 30,
                                         ----------------------------------------------------------------------
                                         1997             1996             1995            1994            1993
                                         ----             ----             ----            ----            ----
                                                                     (in thousands)
BALANCE SHEET DATA:
Cash and marketable securities.......   $  4,603         $  3,292        $     941       $  2,405       $  2,929
Working capital......................      4,511            3,862            1,846          2,982          3,326
Total assets.........................      5,677            4,672            2,861          4,327          5,142
Total liabilities....................        788              618              568            808          1,039
Long-term debt and redeemable
  Convertible Preferred Shares.......          -                -               20             20             60
Accumulated deficit (4)..............    (36,367)         (30,211)         (26,907)       (24,089)       (19,757)
Shareholders' equity (3) (4).........      4,889            4,054            2,294          3,519          4,103

(1) Revenue recorded in the fiscal years 1997, 1996, 1995, 1994 and 1993 relate primarily to the sale of Cerebral Oximeters and SomaSensors for commercial use. For a description of the current status of the Company's loss of, and regaining, FDA clearance to market the Cerebral Oximeter in the United States, see "Business -- Government Regulation," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Thus, the selected financial data presented above may not be indicative of the results to be expected for fiscal 1998.

(2) See Note 4 of Notes to Financial Statements included in Item 8 of this Report for information with respect to the calculation of per share data. The net loss per Common Share data and weighted average number of Common Shares outstanding data have been adjusted to give retroactive effect to the 1-for-10 reverse stock split effected April 10, 1997.

(3) See Statements of Shareholders' Equity of the Financial Statements included in Item 8 of this Report for an analysis of Common Share transactions for the period from December 1, 1994 through November 30, 1997.

(4) The Company believes its accumulated deficit has increased and shareholders' equity has decreased since November 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties, including the factors described under the caption "Risk Factors" and elsewhere in the Company's Registration Statement on Form S-1 (file no. 333-25275) effective May 30, 1997 and elsewhere in this Report, that could cause actual results to differ materially from historical results or those currently anticipated.

RESULTS OF OPERATIONS

OVERVIEW

     Somanetics Corporation develops, manufactures and markets the INVOS Cerebral Oximeter, the only FDA-cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. In 1988, the Company began clinical studies of the Cerebral Oximeter on human patients. In June 1992, the Company received 510(k) clearance from the FDA to market the Cerebral Oximeter in the United States for use on adults. The Company began commercial shipments of Cerebral Oximeters and SomaSensors in May 1993. In November 1993, the FDA rescinded the Company's clearance to market the Cerebral Oximeter and the related disposable SomaSensor in the United States, and the Company suspended all commercial sales. In February 1994, the Company resumed marketing its product in several foreign countries, and in June 1996 the Company received clearance from the FDA to market the Cerebral Oximeter and the related disposable SomaSensor in the United States. In October 1997, the Company obtained FDA clearance for new advances in its INVOS technology that are incorporated in its next generation Cerebral Oximeter. The next generation 4100 Cerebral Oximeter was introduced in October 1997 and is expected to be available in the first quarter of fiscal 1998.

     The Company recently emerged from the development stage and has an accumulated deficit of $36,366,536 through November 30, 1997. From its inception in January 1982 through November 30, 1997, its primary activities have consisted of research and development of the INVOS technology, a discontinued product, the Cerebral Oximeter and the related disposable SomaSensor. The Company believes that its accumulated deficit will continue to increase for the foreseeable future.

     The Company derives its revenues from sales of Cerebral Oximeters and SomaSensors to its distributors and, since the June 1996 FDA clearance, to hospitals in the U.S. through its direct sales employees. The Company recognizes revenues when it ships its product to its distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. The Company's primary expenses, excluding the cost of its product, are selling, general and administrative and research, development and engineering, which are generally expensed as incurred. The Company capitalizes its patent costs and amortizes them over 17 years. Since May 1994, the Company has exchanged the new model 3100A Cerebral Oximeters for its model 3100 Cerebral Oximeters. The Company refurbishes the model 3100 Cerebral Oximeters it receives and sells them approximately at cost in countries that do not require compliance with the standards met by the model 3100A. Such sales reduce the Company's overall gross margin. When the Company's next generation Cerebral Oximeter is introduced into the marketplace, the Company expects to upgrade existing model 3100A Cerebral Oximeters. The next generation Cerebral Oximeter is expected to be available in the first quarter of fiscal 1998.

FISCAL YEAR ENDED NOVEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 1996

     Net revenues increased approximately $434,000, or 56%, from $778,200 in the fiscal year ended November 30, 1996 to $1,211,784 in the fiscal year ended November 30, 1997. The increase in sales was primarily attributable to an increase in United States sales for fiscal 1997 of approximately $490,000, from approximately $33,000 in fiscal 1996 to approximately $523,000 in fiscal 1997. The sales increase was partially offset by a $56,000 decrease in international sales in fiscal 1997 compared to fiscal 1996, primarily due to reduced shipments to Baxter Limited in Japan, which is delaying purchases until shipment of the next generation Cerebral Oximeter is permitted in Japan, and a 21% decrease in the average selling price of Cerebral Oximeters in fiscal 1997 compared to fiscal 1996 primarily as a result of lower international prices for the Cerebral Oximeter, partially offset by increased prices realized by the

Company as a result in a change in the mix between sales directly to hospitals and sales through distributors. Approximately 57% of the Company's net revenues in fiscal 1997 were export sales, as compared to approximately 96% in fiscal 1996. Sales of model 3100A Cerebral Oximeters, SomaSensors, and refurbished model 3100 Cerebral Oximeters comprised approximately 60%, 30% and 10%, respectively, of the Company's fiscal year 1997 net revenues, and 63%, 23% and 14%, respectively, of the Company's fiscal year 1996 net revenues. Two international distributors and one domestic distributor accounted for approximately 28%, 11%, and 12%, respectively, of net revenues for fiscal year 1997, and two international distributors accounted for approximately 62% and 15%, respectively, of net revenues for fiscal year 1996. First quarter fiscal 1998 sales are expected to be depressed until the Company's next generation Cerebral Oximeter is available because some existing and prospective customers are deferring their decisions about whether to purchase the current product until the new Cerebral Oximeter is available.

     Gross margin as a percentage of net revenues for the fiscal years ended November 30, 1997 and 1996 were approximately 48% and 51%, respectively. Gross margin as a percentage of net revenues decreased in fiscal 1997 from fiscal 1996 primarily because the Company realized lower average selling prices for model 3100A Cerebral Oximeters in fiscal 1997, the cost to the Company of the SomaSensor was higher in fiscal 1997, and SomaSensors were a larger portion of overall sales. This decrease was partially offset by the decrease in the portion of net revenues attributable to refurbished model 3100 Cerebral Oximeters in fiscal 1997.

     The Company's research, development and engineering expenses increased approximately $501,000, or 213%, from $235,354 for the fiscal year ended November 30, 1996 to $736,427 for the fiscal year ended November 30, 1997. The increase in fiscal 1997 is primarily attributable to increased costs of development materials and consulting fees in connection with new product development, principally the next generation adult Cerebral Oximeter, increased clinical testing, and an increase in research, development, and engineering personnel from two employees at November 30, 1996 to five employees at November 30, 1997.

     Selling, general and administrative expenses increased approximately $2,688,000, or 76%, from $3,549,939 for the fiscal year ended November 30, 1996 to $6,238,330 for the fiscal year ended November 30, 1997. The increase for fiscal 1997 is primarily attributable to (i) a $1,539,000 increase in salaries, wages, incentive compensation and related expenses as a result of the additional personnel hired during fiscal 1997 (from 30 employees as of November 30, 1996, eight of which were hired during the fourth quarter of fiscal 1996, to 40 employees as of November 30, 1997, most of whom were on the payroll for the entire fiscal 1997), (ii) a $446,000 increase in selling-related expenses primarily as a result of increased expenses for employee travel, medical affairs, marketing, clinical research, and sales demonstration equipment use, and industry trade shows and advertising, (iii) a $280,000 increase in miscellaneous expense primarily related to inventory obsolescence reserves recorded during the third and fourth quarters of fiscal 1997, (iv) a $152,000 increase in bad debts expense, and (v) a $276,000 increase in other personnel and office-related expenses, including temporary services, telephone, recruiting and training, and office supplies.

FISCAL YEAR ENDED NOVEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 1995

     Net revenues decreased approximately $558,000, or 42%, from $1,335,970 in the fiscal year ended November 30, 1995 to $778,200 in the fiscal year ended November 30, 1996. The decrease in sales was primarily attributable to a more than 20% decrease in the average selling price of model 3100A Cerebral Oximeters to distributors and reduced shipments to Europe and to Baxter Limited in Japan. Approximately 96% and 100% of the Company's net revenues in fiscal 1996 and 1995, respectively, were export sales. Sales of refurbished model 3100 Cerebral Oximeters, model 3100A Cerebral Oximeters and SomaSensors comprised approximately 14%, 63% and 23%, respectively, of the Company's fiscal year 1996 net revenues, and 10%, 74% and 16%, respectively, of the Company's fiscal year 1995 net revenues.

     Two international distributors accounted for approximately 62% and 15%, respectively, of net revenues for fiscal year 1996, and approximately 53% and 13%, respectively, of net revenues for fiscal year 1995. The Company terminated its Japanese distributor effective January 28, 1995. In March 1995, the Company announced the engagement of Baxter Limited as its exclusive distributor in Japan. In April 1995, the Company received its license from the Japanese Ministry of Health and Welfare to market its product in Japan.

     Gross margin as a percentage of net revenues for the fiscal years ended November 30, 1996 and 1995 were approximately 51% and 51%, respectively. Gross margin as a percentage of net revenues decreased in fiscal 1996 from fiscal 1995 primarily because 14% of net revenues in fiscal 1996 consisted of sales of refurbished model 3100 Cerebral Oximeters, and because of lower average selling prices for model 3100A Cerebral Oximeters and an increase in the cost of the SomaSensor, partially offset by an approximately 10% decrease in materials cost for the Cerebral Oximeter in fiscal 1996.

     The Company's research, development and engineering expenses decreased approximately $51,000, or 18%, from $285,893 for the fiscal year ended November 30, 1995 to $235,354 for the fiscal year ended November 30, 1996. The decrease in fiscal 1996 is primarily attributable to an approximately $70,000 charge in fiscal 1995 to engineering expenses for obsolete purchased parts inventory relating to engineering design changes to the model 3100A Cerebral Oximeter, partially offset by increased consulting fees in fiscal 1996 in connection with new product development since the Company received 510(k) clearance for the Cerebral Oximeter.

     Selling, general and administrative expenses increased approximately $247,000, or 7%, from $3,302,751 for the fiscal year ended November 30, 1995 to $3,549,939 for the fiscal year ended November 30, 1996. The increase for fiscal 1996 is primarily attributable to (i) a $217,000 increase in selling-related expenses, primarily due to the costs of providing Cerebral Oximeters for clinical research and to United States sales personnel and the added cost of promotional equipment and materials in the United States, partially offset by a decrease in travel and related expenses and two fewer sales and marketing employees for approximately seven months of the fiscal year, (ii) one-time charges of $175,000 for write-downs of excess refurbished model 3100 Cerebral Oximeters and obsolete inventory, (iii) an increase in nonproductive, indirect labor and overhead of $197,000 and (iv) a $71,000 increase in warranty expenses, partially offset by (a) a decrease of $237,000 in salaries and wages, primarily due to a reduction in payroll and related benefits, partially offset by an increase in temporary and contract labor and an increase in consulting services, (b) a $134,000 decrease in occupancy costs principally due to the reduction in personnel and the expiration of operating leases and (c) a decrease in depreciation and amortization expenses of $67,000.

     The $121,500 bad debt recovery (resulting from the returns of INVOS 3100 Cerebral Oximeters by United States distributors whose receivables had been written off), $57,200 reversal of the reserve for the extra cost of exchanging new INVOS 3100A Cerebral Oximeters for INVOS 3100 Cerebral Oximeters held by United States distributors who had not yet paid for their Cerebral Oximeters, and the cost of upgrading model 3100 Cerebral Oximeters, and $27,600 reversal of the reserve for replacing SomaSensors recalled in 1993, were partially offset by a $150,000 reserve accrued for excess INVOS 3100 Cerebral Oximeters in inventory and obsolete inventory and a $46,000 reserve for doubtful accounts taken in connection with receivables from some foreign distributors. These amounts are included in selling, general and administrative expenses for fiscal 1996.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a significant impact on its financial position or results of operations in the past three years.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations during fiscal 1997 was approximately $5,436,000. Cash was used primarily to fund the Company's net loss, including selling, general and administrative expenses and research, development and engineering expenses (approximately $6,105,000, net of depreciation and amortization expense). This primary use of cash was partially offset by a decrease in net inventory (approximately $498,000) due to management's decision to lower inventory levels of INVOS 3100A Cerebral Oximeters and its components to prepare for the introduction of the next generation Cerebral Oximeter and increased inventory obsolescence recorded in the third and fourth quarters of fiscal 1997 in anticipation of the new product launch, and an increase in accrued liabilities (approximately $144,000) as of the end of fiscal 1997. Accounts receivable increased only $262. Higher sales were substantially offset by increased allowances for doubtful accounts. Accounts payable increased $26,462. The Company used some of the proceeds of its public offering of Common Shares on June 4, 1997, to pay previously delayed balances due vendors; however, as of November 30, 1997 payables were increasing due to inventory purchases related to the beginning of production of the Company's next generation Cerebral Oximeter. Management expects to build inventory levels of the next generation Cerebral Oximeter and its components in the first quarter of fiscal 1998. Management also expects working capital requirements to increase if sales increase.

     Capital expenditures in fiscal 1997 were approximately $244,000, primarily for tooling to manufacture the next generation Cerebral Oximeter.

     The Company's principal sources of operating funds have been the proceeds of equity investments from sales of the Company's Common Shares. See Statements of Shareholders' Equity of the Company's Financial Statements included in Item 8 of this Report. On June 4, 1997, the Company completed the public offering of 2,000,000 newly-issued Common Shares, at a price of $4.00 per share, for gross proceeds of $8,000,000, through an offering underwritten by Brean Murray & Co., Inc. The net proceeds to the Company, after deducting the underwriting discount and the expenses of the offering, were approximately $7,000,000. The Company also granted the underwriter warrants to purchase 200,000 Common Shares at $4.80 per share exercisable during the four-year period beginning May 30, 1998.

     As of November 30, 1997 the Company had working capital of $4,510,973, cash, cash equivalents and marketable securities of $4,603,156, total current liabilities of $788,476 and shareholders' equity of $4,888,956. The Company has no loan commitments.

     The Company expects that its primary needs for liquidity in fiscal 1998 will be (i) to fund its losses and sustain its operations, including funding
(a) marketing costs for the Cerebral Oximeter; (b) additional sales and marketing, manufacturing, service, quality control and medical affairs personnel expected to be hired in fiscal 1998; (c) further development and testing of enhancements to, and product extensions of, the Cerebral Oximeter; and (d) additional research and development projects and (ii) for working capital, including increased accounts receivable and inventories of components and sales units to satisfy expected sales orders. In addition, management has budgeted approximately $370,000 for capital expenditures during fiscal 1998, primarily for demonstration units of its next generation Cerebral Oximeter.

     The Company believes that cash, cash equivalents and marketable securities on hand at November 30, 1997 will be sufficient to sustain the Company's operations at budgeted levels and its need for liquidity into the second half of fiscal 1998. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

     The estimated length of time current cash, cash equivalents and marketable securities will sustain the Company's operations is based on certain estimates and assumptions made by the Company. Such estimates and assumptions are subject to change as a result of actual experience. There can be no assurance that actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop enhancements to, and product extensions of, the Cerebral Oximeter, to conduct research and development concerning additional potential applications of the Company's technology and for working capital will not be substantially greater than current estimates.

     The Company does not believe that product sales will be sufficient to fund the Company's operations in fiscal 1998.

     The Company is negotiating with an underwriter to underwrite a proposed public offering, or to act as a placement agent for a private placement, by the Company of newly-issued securities. The offerings may be subject to shareholder approval of an amendment to the Company's Articles of Incorporation increasing the authorized Common Shares to 20,000,000 (the "Amendment"). Among other things, the offering will be contingent on satisfactory completion of a due diligence investigation of the Company by the underwriter, any private placement investor and their agents. Any such public offering will be made only by means of a prospectus. In addition, the type and amount of security, if any, that might ultimately be issued in any such offering have not yet been definitively determined and will be dependent on negotiations with the underwriter, any private placement investor, market conditions and management's then current estimate of the proceeds necessary or desired to sustain the Company's operations. There can be no assurance that such offering will occur or that the Company will be able to raise any capital or capital in amounts it desires, or on terms and conditions acceptable to the Company.

     Also, as of November 30, 1997, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and April 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of January 9, 1998. In addition, the placement agents and their transferees hold warrants to purchase 64,394 Common Shares exercisable at $12.50 per share and 15,000 warrants exercisable at $14.40 per share. Also, as described above, the underwriter of the 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

     The Company has no loan commitments.

     There can be no assurance that even if the Company receives additional capital, it will be able to achieve the level of sales necessary to sustain its operations. There can be no assurance that the Company will be able to obtain any funds on terms acceptable to the Company and at times required by the Company through sales of the Company's product, sales of securities or loans in sufficient quantities. The report of the Company's Independent Auditors contains an explanatory paragraph relating to the uncertainty concerning the Company's ability to continue as a going concern. See "Independent Auditors Report" accompanying the Financial Statements in Item 8 of this Report.

     The Company's ability to use its accumulated net operating loss carryforwards to offset future income, if any, for income tax purposes, is limited due to the initial public offering of its securities in March 1991. See
Note 6 of Notes to Financial Statements included in Item 8 of this Report.

     YEAR 2000 COMPLIANCE

     The Company does not expect the cost of converting its computer systems to year 2000 compliance will be material to its financial condition or results of operations. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999, and does not currently anticipate any disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its suppliers and customers.

     NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly-held common shares or potential common shares. This Statement replaces the presentation of primary EPS and fully-diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. The Statement is effective for the Company's financial statements for the quarter ending February 28, 1998.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The Statement is effective for the Company's financial statements for the year ending November 30, 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way a public business enterprise reports certain information about operating segments, and discloses enterprise-wide information about the company's products and services, activities in different geographic areas, and the company's reliance on major customers. The statement is effective for the Company's financial statements for the year ending November 30, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Independent Auditors' Report


To the Board of Directors and Shareholders of Somanetics Corporation
Troy, Michigan


We have audited the accompanying balance sheets of Somanetics Corporation (the "Company") as of November 30, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at November 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

The Company was in the development stage at November 30, 1996; during the year ended November 30, 1997, the Company completed its development activities and commenced its planned principal operations.


/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
January 9, 1998

                            SOMANETICS CORPORATION

                                BALANCE SHEETS




                                                                                    November 30,
                                                                          ------------------------------
ASSETS                                                                        1997            1996
                                                                          --------------  --------------
CURRENT ASSETS:
    Cash and cash equivalents (Note 4 ).............................      $   2,132,376   $   3,291,911
    Marketable Securities (Note 4)                                            2,470,780              -
    Accounts receivable, net of allowance for doubtful accounts of approximately $166,000 and $46,000 at November 30, 1997
      and 1996, respectively (Note 9)...............................            191,698         191,436
    Inventory, net (Note 4 )........................................            433,014         931,135
    Prepaid expenses................................................             71,581          65,435
                                                                          -------------   -------------
Total current assets................................................          5,299,449       4,479,917
                                                                          -------------   -------------
PROPERTY AND EQUIPMENT: (Note 4 )
    Machinery and equipment.........................................            722,905         479,757
    Furniture and fixtures..........................................            184,351         193,343
    Leasehold improvements..........................................            166,770         166,770
                                                                          -------------   -------------
Total...............................................................          1,074,026         839,870
    Less accumulated depreciation and amortization..................           (784,860)       (743,775)
                                                                          -------------   -------------
    Net property and equipment......................................            289,166          96,095
                                                                          -------------   -------------
OTHER ASSETS:
    Patents and trademarks, net (Note 4)............................             72,217          79,129
    Other...........................................................             16,600          16,600
                                                                          -------------   -------------
  Total other assets................................................             88,817          95,729
                                                                          -------------   -------------
TOTAL ASSETS........................................................      $   5,677,432   $   4,671,741
                                                                          =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable...................................................      $     390,494   $     364,032
 Accrued liabilities (Notes 5 and 7)................................            397,982         254,110
                                                                          -------------   -------------
  Total current liabilities.........................................            788,476         618,142
                                                                          -------------   -------------
COMMITMENTS AND CONTINGENCIES (Note 7)..............................                  -               -
SHAREHOLDERS' EQUITY: (Notes 3 and 11)
    Preferred shares; authorized, 1,000,000 shares of $.01 par
      value; no shares issued or outstanding........................                  -               -
    Common shares; authorized, 6,000,000 shares of $.01 par
      value; issued and outstanding, 4,285,334 and 2,285,351 shares
      at November 30, 1997 and 1996, respectively...................             42,853          22,854
    Additional paid-in capital......................................         41,212,639      34,241,798
    Accumulated deficit.............................................        (36,366,536)    (30,211,053)
                                                                          -------------   -------------
  Total shareholders' equity........................................          4,888,956       4,053,599
                                                                          -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................      $   5,677,432   $   4,671,741
                                                                          =============   =============

                      See notes to financial statements

                            SOMANETICS CORPORATION

                           STATEMENTS OF OPERATIONS

                                                   For the Years Ended November 30,
                                        -------------------------------------------------------
                                              1997               1996               1995
                                        -----------------  -----------------  -----------------
NET REVENUES (Notes 4, 9 and 10)......  $      1,211,784   $        778,200   $      1,335,970
COST OF SALES.........................           631,425            385,136            657,614
                                        ----------------   ----------------   ----------------
 Gross margin.........................           580,359            393,064            678,356
                                        ----------------   ----------------   ----------------
OPERATING EXPENSES:
 Research, development and engineering
  (Note 4)............................           736,427            235,354            285,893
 Selling, general and administrative
  (Note 9)............................         6,238,330          3,549,939          3,302,751
                                        ----------------   ----------------   ----------------
  Total operating expenses............         6,974,757          3,785,293          3,588,644
                                        ----------------   ----------------   ----------------
OPERATING LOSS........................        (6,394,398)        (3,392,229)        (2,910,288)
                                        ----------------   ----------------   ----------------
OTHER INCOME (EXPENSE):
 Interest income......................           206,663             61,603             94,769
 Interest expense.....................                 -               (449)              (772)
 Other................................            32,252             27,372             (2,112)
                                        ----------------   ----------------   ----------------
  Total other income..................           238,915             88,586             91,885
                                        ----------------   ----------------   ----------------
NET LOSS..............................  $     (6,155,483)  $     (3,303,703)  $     (2,818,403)
                                        ================   ================   ================
NET LOSS PER COMMON SHARE
 (Note 4).............................  $          (1.88)  $          (1.77)  $          (1.67)
                                        ================   ================   ================
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 (Note 4).............................         3,271,642          1,866,751          1,684,368
                                        ================   ================   ================

                      See notes to financial statements

                             SOMANETICS CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY




                                                PRICE                               ADDITIONAL        ACCUM-          TOTAL
                                                PER           SHARES        SHARE     PAID-IN         ULATED       SHAREHOLDERS'
                                                SHARE        (NOTE 3)       VALUE     CAPITAL         DEFICIT         EQUITY
                                                -----        ---------     -------  -----------    ------------    -----------
Balance at December 1, 1994...................               1,626,755     $16,268  $27,591,268    $(24,088,947)   $ 3,518,589

  Exercise of stock options for cash..........   $ 8.40            100           1          843                            844
  For cash, less issuance costs of  $282,475..    12.50        150,000       1,500    1,591,125                      1,592,625
  Net loss....................................                                                       (2,818,403)    (2,818,403)
                                                             ---------     -------  -----------    ------------    -----------
Balance at November 30, 1995..................               1,776,855      17,769   29,183,236     (26,907,350)     2,293,655

  Exercise of stock options for cash..........  8.40-14.70       7,717          77       75,030                         75,107
  For cash, less issuance costs of $143,587...     12.50       114,240       1,143    1,283,270                      1,284,413
  Exercise of warrants for cash, less
    issuance costs of $16,350.................  17.50-20.00     19,698         197      339,886                        340,083
  For cash, less issuance costs of  $650,872..     11.50       366,841       3,668    3,564,135                      3,567,803
  Redemption of Class B Warrants..............      0.50                               (203,759)                      (203,759)
  Net loss....................................                                                       (3,303,703)    (3,303,703)
                                                             ---------     -------  -----------    ------------    -----------
Balance at November 30, 1996..................               2,285,351      22,854   34,241,798     (30,211,053)     4,053,599

Redemption of fractional shares...............                     (17)         (1)        (377)                          (378)
For cash, less issuance costs of $1,008,782...      4.00     2,000,000      20,000    6,971,218                      6,991,218
  Net loss....................................                                                       (6,155,483)    (6,155,483)
                                                             ---------     -------  -----------    ------------    -----------
Balance at November 30, 1997                                 4,285,334     $42,853  $41,212,639    $(36,366,536)   $ 4,888,956
                                                             =========     =======  ===========    ============    ===========

                       See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS



                                                                                For the Years Ended November 30,
                                                             -------------------------------------------------------------------
                                                                     1997                    1996                   1995
                                                             -------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..................................................      $(6,155,483)         $(3,303,703)               $(2,818,403)
 Adjustments to reconcile net loss to net cash
   used in operations:
  Depreciation and amortization............................           50,497               66,222                    133,128
  Changes in assets and liabilities:
   Accounts receivable (increase) decrease.................             (262)             252,423                    (17,913)
   Inventory (increase) decrease...........................          498,121                5,286                    (61,452)
   Prepaid expenses (increase) decrease....................           (6,146)               6,726                     (8,083)
   Other assets (increase) decrease........................            6,912               88,016                     (9,545)
   Accounts payable increase (decrease)....................           26,462              232,631                    (98,807)
   Accrued liabilities increase (decrease).................          143,872             (162,246)                  (111,532)
                                                             ---------------    -----------------     -----------------------
  Net cash (used in) operations............................       (5,436,027)          (2,814,645)                (2,992,607)
                                                             ---------------    -----------------     -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities........................       (2,470,780)                   -                          -
 Proceeds from sale of marketable securities...............                -                    -                  1,564,826
 Acquisition of property and equipment.....................         (243,568)             (68,914)                   (19,267)
 Proceeds (investment) under note receivable-related party.                -              190,240                    (15,240)
                                                             ---------------    -----------------     ----------------------
  Net cash provided by (used in) investing activities......       (2,714,348)             121,326                  1,530,319
                                                             ---------------    -----------------     ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of Common Shares...................        6,991,218            5,267,406                  1,593,469
 Redemption of Redeemable Convertible Preferred Shares.....                -              (19,843)                         -
 Redemption of Class B Warrants and Fractional Shares......             (378)            (203,759)                         -
 Proceeds from  notes payable and long-term debt...........                -              205,000                          -
 Repayment of notes payable and long-term debt.............                -             (205,000)                   (30,000)
                                                             ---------------    -----------------     ----------------------
  Net cash provided by financing activities................        6,990,840            5,043,804                  1,563,469
                                                             ---------------    -----------------     ----------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......       (1,159,535)           2,350,485                    101,181
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............        3,291,911              941,426                    840,245
                                                             ---------------    -----------------     ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................      $ 2,132,376          $ 3,291,911                 $  941,426
                                                             ===============    =================     ======================

SUBLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest for the years ended November 30, 1997, 1996, and 1995 approximated $0, $450 and $1,000 respectively.


                      See notes to financial statements

1.  Organization and Operations

     Somanetics Corporation (the "Company"), a Michigan corporation formed in January 1982, develops, manufactures and markets the INVOS Cerebral Oximeter (the "Cerebral Oximeter"), the only FDEA-cleared, noninvasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. The Cerebral Oximeter is based on the Company's proprietary in vivo Optical Spectroscopy ("INVOS") technology. INVOS analyzes various characteristics of human blood and tissue by measuring and analyzing low intensity visible and near-infrared light transmitted into portions of the body. The Company has incurred research, product development and other expenses invloved in designing, developing, marketing and selling its product, as well as devoting efforts to raising capital.

     The Company was in the development stage at November 30, 1996; during the year ended November 30, 1997 the Company completed its devdelopment activites and commenced its planned principal operations.

2.  Financial Statement Presentation

     The Company has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $36,366,536 through November 30, 1997. The Company had working capital of $4,510,973, cash, cash equivalents and marketable securities of $4,603,156, total current liabilities of $788,476 and shareholders' equity of $4,888,956, as of November 30, 1997.

     On June 6, 1996 and October 13, 1997 the Company received clearance from the FDA to market its model 3100A adult Cerebral Oximeter and enhancements to its Cerebral Oximeter, respectively, in the United States. The Company's current financial condition and results of operations and the status of its product marketing efforts and sales have been affected by the process of obtaining such clearances.

     As of January 9, 1998, the Company had 25 international distributors, 7 United States distributors (including Puerto Rico), 19 direct sales personnel and 1 international sales consultant. During fiscal 1997, the Company sold its product to 13 of its international distributors and all of its United States distributors, and devoted most of its marketing to introducing cerebral oximetry patient monitoring into the operating rooms of hospitals. There can be no assurance that the Company will be successful or profitable in marketing the Cerebral Oximeter and the related SomaSensor.

     Management believes that markets exist for the product the Company has developed; however, there is an inherent uncertainty associated with the success of such product. The likelihood of success of the Company must be considered in view of the Company's limited resources and current financial condition, the problems and expenses frequently encountered in connection with formation of a new business, the ability to raise new funds, the development and application of new technology and the competitive environment in which the Company operates.

     The net proceeds from the sales of Common Shares in the Regulation S offering in November 1996 (Note 3) and the net proceeds from the public offering of Common Shares in June 1997 (Note 3) were sufficient to fund the Company's working capital requirements for the fiscal year ended November 30, 1997. Current sales are not sufficient to fund operations. During fiscal 1997, the Company received approximately $7.0 million in net proceeds from the sale of Common Shares in a public offering registered under the Securities Act of 1933 (Note 3).

                             SOMANETICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


     The Company believes that the cash, cash equivalents and marketable securities on hand at November 30, 1997 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second half of fiscal 1998. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

     The estimated length of time current cash, cash equivalents and marketable securities will sustain the Company's operations is based on certain estimates and assumptions made by the Company. Such estimates and assumptions are subject to change as a result of actual experience. There can be no assurance that actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop enhancements to, and product extensions of, the Cerebral Oximeter, to conduct research and development concerning additional potential applications of the Company's technology and for working capital will not be substantially greater than current estimates.

     The Company does not believe that product sales will be sufficient to fund the Company's operations in fiscal 1998.

     See Note 11 for discussion of negotiations with an underwriter for sales of securities.

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


3. STOCK OFFERINGS AND COMMON SHARES

     On July 14, 1995 the Company completed the placement of 75,000 Units, at a price of $25.00 per Unit, for gross proceeds of $1,875,000, through an offering complying with Regulation S under the Securities Act of 1933, (the "Act"). The net proceeds to the Company, after deducting the placement agents' fee and the expenses of the offering, were approximately $1,593,000. Each Unit consisted of two newly-issued Common Shares, par value $.01 per share, and one warrant to purchase one Common Share.

     The Warrants are immediately exercisable and transferable separately from the Common Shares. Each Warrant entitles the holder to purchase one Common Share at an initial exercise price of $20.00 per share, subject to adjustment, at any time through July 13, 2000, unless earlier redeemed. The Warrants are redeemable for $.10 by the Company at any time after January 13, 1996, if certain conditions are met; these conditions had not been met as of January 9, 1998.

     The Company also granted the placement agent warrants to purchase 15,000 Common Shares at $14.375 per share exercisable during the four-year period beginning July 14, 1996.

                             SOMANETICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


     On April 2, 1996, the Company completed the placement of 57,120 Units, at a price of $25.00 per Unit, for gross proceeds of $1,428,000, through an offering complying with Regulation S under the Act. The net proceeds to the Company, after deducting the placement agents' fee and the expenses of the offering, were approximately $1,284,000. Each Unit consists of two newly-issued Common Shares, par value $.01 per share, and one warrant to purchase one Common Share.

     The Warrants are immediately exercisable and transferable separately from the Common Shares. Each Warrant entitles the holder to purchase one Common Share at an initial exercise price of $17.50 per share, subject to adjustment, at any time through April 1, 2001, unless earlier redeemed. The Warrants are redeemable for $.10 by the Company at any time if certain conditions are met; these conditions have not been met as of January 9, 1998.

     The Company also granted the placement agent warrants to purchase 11,424 Common Shares at $12.50 per share exercisable during the four-year period beginning April 2, 1997.

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

     Also, on November 21, 1996, the Company completed the placement of 366,841 newly-issued Common Shares at a price of $11.50 per share through an offering complying with Regulation S under the Act. The net proceeds to the Company were approximately $3,568,000.

     During fiscal 1996, 14,600 warrants issued in the Company's 1995 Regulation S Offering and exercisable at $20.00 per share, and 2,000 warrants issued in the Company's April 1996 Regulation S Offering and exercisable at $17.50 per share, were exercised, and the Company paid the placement agent in such offerings a $16,350 fee in connection with those exercises. As of November 30, 1997, there were 60,400 redeemable warrants outstanding exercisable at $20.00 per share until July 13, 2000 and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and April 1996 Regulation S Offerings. The conditions permitting the Company to redeem these warrants have not been met as of January 9, 1998. In addition, the Placement Agent and their transferees hold warrants to purchase 52,970 Common Shares exercisable at $12.50 per share, 15,000 Common Shares exercisable at $14.40 per share and 11,424 Common Shares exercisable at $12.50 per share. There can be no assurance that additional warrants will be exercised and it is unlikely that they will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

     On January 15, 1997, the Company's Board of Directors approved an amendment and restatement of the Company's Restated Articles of Incorporation to (i) effect a one-for-ten reverse stock split of the Company's Common Shares while keeping 6,000,000 authorized Common Shares, at a par value of $0.01, and
(ii) remove provisions relating to the Convertible Preferred Shares redeemed February 28, 1996, all subject to shareholder approval at the 1997 Annual Meeting of Shareholders. The Company's shareholders approved such amendment and restatement at the 1997 Annual Meeting of Shareholders on March 25, 1997, and the reverse stock split became effective on April 10, 1997. All information contained in these financial statements gives retroactive effect to the 1-for-10 reverse stock split effected April 10, 1997.

     On June 4, 1997, the Company completed the public offering of 2,000,000 newly issued Common Shares at a price of $4.00 per share, for gross proceeds of $8,000,000, through an offering underwritten by Brean Murray & Co., Inc. The net proceeds to the Company, after deducting the underwriting discount and the estimated expenses of the offering, were approximately $7,000,000. The Company also granted the underwriter warrants to purchase 200,000 Common Shares at $4.80 per share exercisable during the four-year period beginning May 30, 1998.

                             SOMANETICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


     Common shares reserved for future issuance upon exercise of stock options and warrants as discussed above at November 30, 1997, are as follows:


1983 Stock Option Plan......................      9,317
1991 Incentive Stock Option Plan............    110,289
1993 Director Stock Option Plan.............     23,998
1997 Stock Option Plan......................    295,000
Options Granted Independent of Option Plans.    175,168
Placement Agent Warrants....................     79,394
Regulation S Warrants.......................    115,520
Underwriter Warrants........................    200,000
                                              ---------
    Total reserved for future issuance......  1,008,686
                                              =========

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents consist of short-term, interest-bearing investments maturing within three months of their acquisition by the Company.

     Marketable Securities consist of AAA rated corporate bonds, classified as available for sale, maturing approximately six months from the date of acquisition and are stated at cost, which approximates fair market value.

     Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:


                                                           NOVEMBER 30,
                                                  ---------------------------
                                                      1997           1996
                                                  ------------   ------------
Finished goods..................................  $    100,224   $    437,079
Work in process.................................       174,363        307,510
Purchased components............................       514,725        386,996
                                                  ------------   ------------
  Sub-total.....................................       789,312      1,131,585
Less reserve for obsolete and excess inventory..      (356,298)      (200,450)
                                                  ------------   ------------
    Total.......................................  $    433,014   $    931,135
                                                  ============   ============

     Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

     Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $39,516 and $32,604 at November 30, 1997 and 1996, respectively.

     Revenue Recognition occurs upon shipment to customers.

     Research, Development and Engineering costs are expensed as incurred.

     Loss Per Common Share is computed using the weighted average number of common shares outstanding during each period. Common Shares issuable under stock options and warrants have not been considered in the computation of the net loss per Common Share because such inclusion would be antidilutive. On April 10, 1997, the Company effected a 1-for-10 reverse stock split (Note 3).

                             SOMANETICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


     Accounting Pronouncements In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly-held common shares or potential common shares. This Statement replaces the presentation of primary EPS and fully-diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. The Statement is effective for the Company's financial statements for the quarter ending February 28, 1998.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The Statement is effective for the Company's financial statements for the year ending November 30, 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way a public business enterprise reports certain information about operating segments, and discloses enterprise-wide information about the company's products and services, activities in different geographic areas, and the company's reliance on major customers. The statement is effective for the Company's financial statements for the year ending November 30, 1999.

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


5. ACCRUED LIABILITIES

  Accrued liabilities consist of the following:


                               NOVEMBER 30,
                         ------------------------
                            1997         1996
                         -----------  -----------
Professional Fees.....     $120,726     $101,697
Clinical Research.....       43,330           --
Product Upgrades......       25,842       18,261
Warranty..............       31,166       12,421
Accrued Insurance.....       29,768       32,231
Accrued Incentive.....       50,500           --
Other.................       96,650       89,500
                           --------     --------
   Total..............     $397,982     $254,110
                           ========     ========

                             SOMANETICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


6. INCOME TAX

     Deferred income taxes reflect the estimated future tax effect of (i) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations and (ii) net operating loss and tax credit carryforwards. The Company's deferred tax assets primarily represent the tax benefit of net operating loss carryforwards and research and general business tax credit carryforwards. The Company had deferred tax assets of approximately $12,440,000 and $9,124,000 for the years ended November 30, 1997 and 1996, respectively, which were entirely offset by valuation allowances, due to the uncertainty of utilizing such assets against future earnings, prior to their expiration. The components of deferred income tax assets as of November 30, 1997 and 1996 were as follows:


                                                                NOVEMBER 30,
                                                                ------------
                                                              1997       1996
                                                              ----       ----
                                                               (IN THOUSANDS)
Net operating loss carryforwards..........................  $ 11,943   $ 8,718
Accrued liabilities.......................................       230       139
Research and general business tax credit carryforwards....       267       267
                                                            --------   -------
   Subtotal...............................................    12,440     9,124
Valuation allowance.......................................   (12,440)   (9,124)
                                                            --------   -------
   Deferred tax asset.....................................  $     --   $    --
                                                            ========   =======

     As of November 30, 1997, net operating loss carryforwards of approximately $35.2 million were available for Federal income tax purposes. The Company's ability to use the net operating loss carryforwards incurred on or before March 27, 1991 (the date the Company completed its initial public offering) is limited to approximately $296,000 per year. Research and business general tax credits of $267,000 are also available to offset future taxes. These losses and credits expire, if unused, at various dates from 1998 through 2012.

     Utilization of the Company's net operating loss carryforwards, tax credit carryforwards and certain future deductions could be restricted, in the event of future changes in the Company's equity structure, by provisions contained in the Tax Reform Act of 1986.


7. COMMITMENTS AND CONTINGENCIES

     On September 10, 1991 the Company entered into a lease agreement for a 23,392 square foot, stand-alone office, assembly and warehouse facility. The current lease, as amended, expires December 31, 1999 and grants the Company a one-year renewal option.

     Operating and building lease expense for the years ended November 30, 1997, 1996 and 1995 was approximately $175,700, $173,500, and $278,000 respectively. Approximate future minimum lease commitments are as follows:


 YEAR ENDED NOVEMBER 30,
------------------------
1998......................    $176,400
1999......................     176,400
2000......................      14,700
                              --------
  Total...................    $367,500
                              ========

                             SOMANETICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


     In December 1991, the Company amended and restated its profit sharing plan to include a 401(k) plan covering substantially all employees. Under provisions of the plan, participants may contribute, annually, between 1% and 15% of their compensation. The Company, at the discretion of its Board of Directors, may contribute matching contributions or make other annual discretionary contributions to the plan, all of which, together with the participants' contributions, cannot exceed 15% of the total compensation paid by the Company to eligible employees. No Company matching or discretionary contributions were made to the plan for the years ended November 30, 1997, 1996 or 1995.

     On April 25, 1994, a shareholder of the Company filed suit in the United States District Court for the Eastern District of Michigan, individually and on behalf of all others similarly situated, against the Company and Gary D. Lewis, the Company's former Chairman of the Board, in an action captioned Benjamin Langford v. Somanetics Corporation and Gary D. Lewis. The plaintiff alleged that Company documents contained material misstatements and omissions in violation of various securities laws. The plaintiff generally sought unspecified rescissionary damages, interest, punitive damages and attorneys' fees. The Company settled a class action in 1996 raising similar issues, but approximately 11 persons, including Benjamin Langford, opted out of that action and the related settlement and, therefore, were not barred by the settlement from pursuing their own claims against the Company. As a result, however, Mr. Langford's action was no longer a class action. The Company, the Company's insurance company and Mr. Langford entered into a Settlement Agreement in December 1997 that required the Company and its insurance Company to make a cash payment to Mr. Langford. The Company's portion of the cash payment was immaterial, and the lawsuit was dismissed with prejudice in December 1997.

     As of November 30, 1997, the Company had employment agreements with Bruce
J. Barrett, its President and Chief Executive Officer ("Mr. Barrett"), and Raymond W. Gunn, its Executive Vice President and Chief Financial Officer ("Mr. Gunn"). The employment agreements, as amended, expire April 30, 2000 for Mr. Barrett and Mr. Gunn, unless earlier terminated as provided in the agreements. Messrs. Barrett and Gunn were entitled to receive annual base salaries which at November 30, 1997 were $204,750 and $110,250, respectively, plus potential discretionary bonuses. Both parties have agreed not to compete with the Company during specified periods.

     The Company may become subject to product liability claims by patients or physicians, and may become a defendant in product liability or malpractice litigation. The Company has obtained product liability insurance and an umbrella policy. There can be no assurance that the Company will be able to maintain such insurance or that such insurance would be sufficient to protect the Company against such product liability.


8. STOCK OPTION PLANS

     In January 1983, February 1991, and January 1997, the Company adopted stock option plans (the "1983 Plan," the "1991 Plan," and the "1997 Plan," respectively) for key management employees, directors, consultants and advisors of the Company. The plans provide for the issuance of options by the Company to purchase a maximum of 15,668 Common Shares under the 1983 Plan, 115,000 Common Shares under the 1991 Plan, and 295,000 Common Shares under the 1997 Plan. In addition, the Company granted options to employees independent of the plans ("Non-Plan"). Awards and expirations under the 1983 Plan, 1991 Plan, 1997 Plan, and Non-Plan during the years ended November 30, 1997, 1996 and 1995 are listed below.

     At November 30, 1997, no additional options may be granted under the 1983 Plan, 3,577 Common Shares were available for options to be granted under the 1991 Plan, and 41,800 Common Shares were available under the 1997 Plan.

                             SOMANETICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


     In January 1993, the Company adopted the Somanetics Corporation 1993 Director Stock Option Plan (the "Directors Plan"). The Directors Plan provides up to 24,000 Common Shares for the grant of options to purchase 1,500 shares every three years beginning June 30, 1993 and ending June 30, 2002, to each director who is not an officer or employee of the Company. In addition, each director who is not an officer or employee of the Company and who first becomes a director of the Company after the date the Directors Plan was adopted is automatically granted an option to purchase a pro-rata portion of 1,500 Common Shares.

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued which encourages, but does not require, companies to record compensation expense for the fair value of stock options and other equity instruments granted under stock-based employee compensation arrangements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options are measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants.

     Had compensation expense for the Company's stock options been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, the Company's net loss for 1997 and 1996 on a pro forma basis would have increased by approximately $901,000 to $(7,057,000), or $(2.16) per Common Share, and increased by approximately $628,000 to $(3,932,000), or $(2.11) per Common Share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1997 and 1996: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 88.26%, risk-free interest rate of 6%, expected lives of 4 years and dividend yield of 0%.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

                             SOMANETICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


     A summary of the Company's stock option activity and related information for years ended November 30, 1997, 1996 and 1995 follows:


                               1997                   1996                     1995
                        -------------------- ------------------------- -----------------------
                                  WEIGHTED                   WEIGHTED                WEIGHTED
                                  AVERAGE                    AVERAGE                 AVERAGE
                         COMMON   EXERCISE     COMMON        EXERCISE     COMMON     EXERCISE
                         SHARES    PRICE       SHARES         PRICE       SHARES      PRICE
                        --------  --------   ----------      --------  ------------  ---------
Options outstanding
December 1,...........  295,517   $12.38      234,702   (1)  $13.76     184,888(1)    $14.45
Options granted.......  306,850     5.08      165,335          9.56        81,616      13.31
Options exercised.....        -      -         (6,936)         9.34          (100)      8.40
Options canceled......  (47,450)   15.21      (97,584)        11.20       (31,702)     16.76
                        -------   ------     --------        ------    ----------     ------
Options outstanding
November 30, (2),(3)..  554,917     8.23      295,517         12.38       234,702      13.76
                        =======   ======     ========        ======    ==========     ======
Options exercisable
November 30,..........  218,847    13.76      177,509         13.08        79,565      13.24
                        =======   ======     ========        ======    ==========     ======

(1) Plus 13,239 redeemable Convertible Preferred Shares, which were redeemed on February 28, 1996.

(2)  Exercise dates range from February 21, 1991 to October 1, 2007.

(3) As of November 30, 1997, options outstanding have exercise prices between $4.00 and $42.50, and a weighted average remaining contractual life of
     8.12 years.

Also, see Note 11 for approval of an amendment to the 1997 Stock Option Plan.


9. RELATED PARTY TRANSACTIONS

     The Company received legal services from certain shareholders. Services from such parties amounted to approximately $365,800, $348,570 and $236,000 during the years ended November 30, 1997, 1996 and 1995, respectively.

     The Company and Gary D. Lewis entered into an Agreement and Release, dated and effective as of February 1, 1995. Pursuant to the agreement the Company has agreed to provide Mr. Lewis with (i) $150,000 a year for two years, (ii) the same health, medical and dental benefits as are provided to the Company's executive officers from time to time for two years.

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

     The Company recognized no revenue in the fiscal 1997, 1996 and 1995, respectively, from Somatek, Inc., one of the Company's former United States distributors whose principal owner is a director of the Company. Effective February 28, 1997 the Company terminated its distribution agreement with Somatek, Inc. The Company wrote off approximately $12,500, $68,000 and $0 of trade receivables from Somatek, Inc. in fiscal 1997, 1996 and 1995, respectively, in exchange for the return of Cerebral Oximeters.

                             SOMANETICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


10. MAJOR CUSTOMERS AND FOREIGN SALES

     The Company had two international distributors and one United States distributor which accounted for approximately 28% (Japan), 11% (Latin America) and 12% (United States), respectively, of total sales for the year ended November 30, 1997, two distributors which accounted for approximately 62% (Japan) and 15% (Latin America), respectively, of total sales for fiscal year 1996, and two distributors which accounted for approximately 53% (Japan) and 13% (Latin America), respectively, of total sales for fiscal year 1995.

     Additionally, total sales to foreign customers for the years ended November 30, 1997, 1996 and 1995 include approximately $689,000, $745,000 and $1,336,000, respectively.

11.  SUBSEQUENT EVENTS (UNAUDITED)

     On January 15, 1998, the Company's Board of Directors approved an amendment and restatement of the Company's Restated Articles of Incorporation to (i) increase the Company's authorized Common Shares from 6,000,000 to 20,000,000 shares, and (ii) remove provisions relating to the reverse stock split effected April 10, 1997, all subject to shareholder approval at the 1998 Annual Meeting of Shareholders.

     In addition, on January 15, 1998, the Company's Board of Directors approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of Common Shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 450,000 shares, from 295,000 to 745,000 shares, subject to shareholder approval at the 1998 Annual Meeting of Shareholders.

     The Company is negotiating with an underwriter to underwrite a proposed public offering, or to act as a placement agent for a private placement, by the Company of newly-issued securities. The offerings may be subject to shareholder approval of an amendment to the Company's Articles of Incorporation increasing the authorized Common Shares to 20,000,000 (the "Amendment"). Among other things, the offering will be contingent on satisfactory completion of a due diligence investigation of the Company by the underwriter, any private placement investor and their agents. Any such public offering will be made only by means of a prospectus. In addition, the type and amount of security, if any, that might ultimately be issued in any such offering have not yet been definitively determined and will be dependent on negotiations with the underwriter, any private placement investor, market conditions and management's then current estimate of the proceeds necessary or desired to sustain the Company's operations. There can be no assurance that such offering will occur or that the Company will be able to raise any capital or capital in amounts it desires, or on terms and conditions acceptable to the Company.

ITEM. 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 regarding executive officers of the Company is included in the Supplemental Item in Part I of this Report, and is incorporated in this Item 10 by reference. The information required by this
Item 10 regarding directors of the Company will be set forth under the caption "Election of Director" in the Company's Proxy Statement in connection with the 1998 Annual Meeting of Shareholders scheduled to be held March 17, 1998, and is incorporated in this Item 10 by reference. The information required by this
Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement in connection with the 1998 Annual Meeting of Shareholders scheduled to be held March 17, 1998, and is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 concerning executive compensation will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement in connection with the 1998 Annual Meeting of Shareholders scheduled to be held March 17, 1998, and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 concerning security ownership of certain beneficial owners and management will be set forth under the captions "Voting Securities and Principal Holders" and "Election of Director" in the Company's Proxy Statement in connection with the 1998 Annual Meeting of Shareholders scheduled to be held March 17, 1998, and is incorporated in this
Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 concerning certain relationships and related transactions will be set forth under the caption "Certain Transactions" or "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement in connection with the 1998 Annual Meeting of Shareholders scheduled to be held March 17, 1998, and is incorporated in this
Item 13 by reference.

                                    PART IV




 ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         -----------------------------------------------------------
                 REPORTS ON FORM 8-K
         -----------------------------------------------------------


     (1) Financial Statements

      The following financial statements of the Company are included in response to Item 8 of this Report:

                  Independent Auditors' Report
                  Balance Sheets - November 30, 1997 and 1996
                  Statements of Operations - For Each of the Three Years in the
                       Period Ended November 30, 1997
                  Statements of Shareholders' Equity  - For Each of the Three
                       Years in the Period Ended November 30, 1997
                  Statements of Cash Flows - For Each of the Three Years in the
                       Period Ended November 30, 1997
                  Notes to Financial Statements

     (2) Financial Statement Schedule

      The following financial statement schedule of the Company is included in response to Item 8 of this Report:

      Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended November 30, 1997, 1996 and 1995.

     (3) Exhibits

      The Exhibits to this Report are as set forth in the "Index to Exhibits" on pages 45 to 49 of this Report. Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the "Index to Exhibits" with an asterisk before the exhibit number.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended November 30, 1997.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


                                                                            COLUMN B         COLUMN C          COLUMN D    COLUMN E
                                                                            --------         --------          --------    --------
                                                                                             ADDITIONS
                                                                                             ---------
                                                                                           (2)      CHARGED TO
                                                                            BALANCE AT  CHARGED TO    OTHER     (1)(3)    BALANCE AT
                                                                            BEGINNING    COSTS AND  ACCOUNTS, DEDUCTIONS,   END OF
                                                                            OF PERIOD    EXPENSES   DESCRIBE   DESCRIBE     PERIOD
                                                                            ---------    --------   --------- ----------- ----------
Allowance for doubtful accounts:
  Year ended November 30, 1997.............................................  $ 46,047    $176,790      --    $ 56,847     $165,990
  Year ended November 30, 1996.............................................   193,766      46,056      --     193,775       46,047
  Year ended November 30, 1995.............................................   224,509          --      --      30,743      193,766

Note: (1) Write-off uncollectible accounts, net of recoveries
Note: (2) Reserve of additional uncollectible accounts, net of recoveries

Inventory reserve for obsolescence:
  Year ended November 30, 1997.............................................  $200,450    $442,448      --    $286,600     $356,298
  Year ended November 30, 1996.............................................    95,078     170,554      --      65,182      200,450
  Year ended November 30, 1995.............................................    25,000      70,078      --          --       95,078

Note: (3) Write-off obsolete, excess inventory, net of recoveries

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Somanetics Corporation
 Date:  January 28, 1998                By: /s/ Bruce J. Barrett
                                           ---------------------
                                        Bruce J. Barrett
                                        President & Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                               Date
---------                     -----                               ----
                              President and Chief Executive       January 28, 1998
/s/ Bruce J. Barrett          Officer and a Director (Principal
--------------------          Executive Officer)
Bruce J. Barrett

/s/ H. Raymond Wallace
----------------------        Chairman of the Board of Directors  January 28, 1998
H. Raymond Wallace

                              Executive Vice President and        January 28, 1998
/s/ Raymond W. Gunn           Chief Financial Officer
-------------------           (Principal Financial Officer)
Raymond W. Gunn

/s/ William M. Iacona         Corporate Controller (Principal     January 28, 1998
---------------------         Accounting Officer)
William M. Iacona

/s/ Daniel S. Follis
--------------------          Director                            January 28, 1998
Daniel S. Follis

/s/ James I. Ausman
-------------------           Director                            January 28, 1998
James I. Ausman, M.D., Ph.D.


                                 EXHIBIT INDEX


 EXHIBIT                             DESCRIPTION
--------  -------------------------------------------------------------------
    3(1)  Restated Articles of Incorporation of Somanetics Corporation,
          incorporated by reference to Exhibit 3(i) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended February 28, 1997.
   3(ii)  Amended and Restated Bylaws of Somanetics Corporation, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement
          on Form S-8 filed with the Securities and Exchange Commission on June
          16, 1995.
    10.1  Lease Agreement, dated September 10, 1991, between Somanetics
          Corporation and WS Development Company incorporated by reference to
          Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended August 31, 1991.
    10.2  Extension of Lease, between Somanetics Corporation and WS Development
          Company, dated July 22, 1994, incorporated by reference to Exhibit
          10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
    10.3  Change in ownership of Lease Agreement for 1653 E. Maple Road, Troy,
          MI 48083, dated September 12, 1994, between Somanetics Corporation and First Industrial, L.P., incorporated by reference to Exhibit
          10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
    10.4  Second Addendum, between Somanetics Corporation and First Industrial
          Mortgage Partnership, L.P., dated April 14, 1997, incorporated by reference. to Exhibit 10.1 to the Company's Quarterly Report on Form
          10-Q for the quarter ended May 31, 1997
   *10.5  Somanetics Corporation Amended and Restated 1983 Stock Option Plan,
          incorporated by reference to Exhibit 10.4 to the Company's Annual
          Report on Form 10-K for the fiscal year ended November 30, 1991.
   *10.6  Somanetics Corporation Amended and Restated 1991 Incentive Stock
          Option Plan, incorporated by reference to Exhibit 10.5 to the
          Company's Annual Report on Form 10-K for the fiscal year ended
          November 30, 1991.
   *10.7  Fourth Amendment to Somanetics Corporation 1991 Incentive Stock
          Option Plan, incorporated by reference to Exhibit 10.7 to the
          Company's Annual Report on Form 10-K for the fiscal year ended
          November 30, 1992.
   *10.8  Amended and Restated Fifth Amendment to Somanetics Corporation 1991
          Incentive Stock Option Plan, incorporated by reference to Exhibit
          10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
   *10.9  Somanetics Corporation 1993 Director Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form
          10-K for the fiscal year ended November 30, 1992.
  *10.10  Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K
          for the fiscal year ended November 30, 1996.
  *10.11  First Amendment to Somanetics Corporation 1997 Stock Option Plan.
  *10.12  Somanetics Corporation 1997 Employee Incentive Compensation Program,
          incorporated by reference to Exhibit 10.11 to the Company's Annual
          Report on Form 10-K for the fiscal year ended November 30, 1996.
  *10.13  Somanetics Corporation 1998 Employee Incentive Compensation Plan.

                                 EXHIBIT INDEX


EXHIBIT                          DESCRIPTION
--------  --------------------------------------------------------------------
  *10.14  Employment Agreement, dated as of December 1, 1992, between
          Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the
          fiscal year ended November 30, 1992.
  *10.15  Employment Agreement, dated May 13, 1994, between Somanetics
          Corporation and Bruce J. Barrett, incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form10-Q for the
          quarter ended May 31, 1994.
  *10.16  Amendment to Employment Agreement, dated as of February 23, 1994, between Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form
          10-K for the fiscal year ended November 30, 1993.
  *10.17  Amendment to Employment Agreement, dated as of July 21, 1994, between
          Somanetics Corporation and Bruce J. Barrett, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
          10-Q for the quarter ended August 31, 1994.
  *10.18  Amendment to Employment Agreement, dated as of July 21, 1994, between
          Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.3 to the Company's Quarterly report on Form 10-Q for the quarter ended August 31, 1994.
  *10.19  Amendment to Employment Agreement, dated as of December 1, 1995, between Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form
          10-K for the fiscal year ended November 30, 1995.
  *10.20  Amendment to Employment Agreement, dated as of November 18, 1996, between Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form
          10-K for the fiscal year ended November 30, 1996.
  *10.21  Amendment to Employment Agreement, dated as of April 24, 1997, between Somanetics Corporation and Bruce J. Barrett., incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registration
          Statement on Form S-1(file no. 333-25275), filed with the Securities and Exchange Commission on May 30, 1997.
  *10.22  Amendment to Employment Agreement, dated as of April 24, 1997, between Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration
          Statement on Form S-1 (file no. 333-25275), filed with the Securities and Exchange Commission on May 30, 1997.
  *10.23  Stock Option Agreement, dated May 16, 1994, between Somanetics
          Corporation and Bruce J. Barrett, incorporated by reference to
          Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended August 31, 1994.
  *10.24  Stock Option Agreement, dated July 21, 1994, between Somanetics
          Corporation and Bruce J. Barrett, incorporated by reference to
          Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended August 31, 1994.
  *10.25  Stock Option Agreement, dated July 21, 1994, between Somanetics
          Corporation and Gary D. Lewis, incorporated by reference to
          Exhibit10.5to the Company's Quarterly Report on Form 10-Q for the
          quarter ended August 31, 1994.
  *10.26  Stock Option Agreement, dated July 21, 1994, between Somanetics
          Corporation and Raymond W. Gunn, incorporated by reference to Exhibit
          10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

                                 EXHIBIT INDEX


EXHIBIT                          DESCRIPTION
--------  -------------------------------------------------------------------
  *10.27  Stock Option Agreements, dated July 20, 1995, between Somanetics
          Corporation and Richard Farkas, incorporated by reference to Exhibit
          10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
  *10.28  Form of Stock Option Agreement, dated December 22, 1995, between
          Somanetics Corporation and various employees, incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form
          10-K for the fiscal year ended November 30, 1995.
  *10.29  Form of Stock Option Agreement, dated December 22, 1995, between
          Somanetics Corporation and various officers, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form
          10-K for the fiscal year ended November 30, 1995.
  *10.30  Form of new Stock Option agreement, dated December 22, 1995, between
          Somanetics Corporation and various employees, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form
          10-K for the fiscal year ended November 30, 1995.
  *10.31  Form of Stock Option Agreement, dated January 5, 1996, between
          Somanetics Corporation and two officers, incorporated by reference to
          Exhibit 10.32 to the Company's Annual Report on Form 10-K for the
          fiscal year ended November 30, 1995.
  *10.32  Form of Stock Option Agreement, dated as of April 24, 1997, between
          Somanetics Corporation and twenty-three employees, incorporated by reference to Exhibit 10.32 to the Registration Statement on Form
          S-1(file no. 333-25275), filed with the Securities and Exchange
          Commission on May 30, 1997.
  *10.33  Consulting Agreement, dated February 28, 1983, as amended, between
          Somanetics Corporation and Hugh F. Stoddart, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form
          10-K for the fiscal year ended November 30, 1991.
  *10.34  Consulting Order, dated as of October 1, 1996, among Somanetics
          Corporation and NeuroPhysics Corporation, Hugh F. Stoddart and Hugh
          A. Stoddart, Ph.D., as Consultants, incorporated by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended August 31, 1996.
  *10.35  Amendment to Stock Option Agreement, dated as of February 1, 1995, between Somanetics Corporation and Gary D. Lewis, amending July 21,
          1994 Stock Option Agreement, incorporated by reference to Exhibit
          10.31 to Post-Effective Amendment No. 5 to the Company's Registration
          Statement on Form S-1(file no. 33-38438) filed with the Securities and Exchange Commission on March 30, 1995.
   10.36  Current Form of Somanetics Corporation Confidentiality Agreement used for testing hospitals and clinics, incorporated by reference to
          Exhibit 10.22 to the Company's Annual Report on Form 10-K for the
          fiscal year ended November 30, 1992.
   10.37  Current Form of Somanetics Corporation Confidentiality Agreement used for the Company's employees and agents, incorporated by reference to
          Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended August 31, 1992.
   10.38  Assignments, dated October 6, 1983, January 23, 1986, February 11,
          1986 and February 11, 1986, from Gary D. Lewis to Somanetics
          Corporation in connection with the Company's INVOS technology, incorporated by reference to Exhibit 10.17 to the Company's
          Registration Statement on Form S-1 (file no. 33-38438).

                                 EXHIBIT INDEX


EXHIBIT                          DESCRIPTION
--------  ---------------------------------------------------------------------
   10.39  Assignments, dated October 5, 1983, August 28, 1985, February 11,
          1986, February 12, 1986, and September 24, 1986, from Hugh F.
          Stoddart to Somanetics Corporation in connection with the Company's
          INVOS technology, incorporated by reference to Exhibit 10.18 to the
          Company's Registration Statement on Form S-1 (file no. 33-38438).
   10.40  Warrant Agreement, dated as of August 2, 1994, between Somanetics
          Corporation and Rauscher Pierce & Clark Limited, incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form
          10-Q for the quarter ended August 31, 1994.
   10.41  Form of Warrant to Purchase Common Stock of Somanetics Corporation,
          dated as of August 2, 1994, between Somanetics Corporation and
          Rauscher Pierce & Clark Limited, incorporated by reference to Exhibit
          10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
   10.42  Form of Warrant, between Somanetics Corporation and purchasers of
          Units in the 1995 Regulation S Offering, incorporated by reference to
          Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended August 31, 1995.
   10.43  Warrant Agreement, dated as of July 14, 1995, between Somanetics
          Corporation and Rauscher Pierce & Clark Limited, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form
          10-Q for the quarter ended August 31, 1995.
   10.44  Warrant to Purchase Common Stock of Somanetics Corporation, dated as of July 14, 1995, between Somanetics Corporation and Rauscher Pierce
          & Clark Limited, incorporated by reference to Exhibit 10.6 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended August
          31, 1995.
   10.45  Engagement Letter, dated as of March 25, 1996, among Somanetics
          Corporation, Rauscher Pierce & Clark Limited and Rauscher Pierce &
          Clark, Inc., incorporated by reference to Exhibit 10.57 to
          Post-Effective Amendment No. 6 to the Company's Registration
          Statement on Form S-1 (file no. 33-38438).
   10.46  Form of Purchase Agreement, between Somanetics Corporation and purchasers of Units in the April 1996 Regulation S Offering, incorporated by reference to Exhibit 10.2 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended February 29, 1996.
   10.47  Form of Warrant between Somanetics Corporation and purchasers of
          Units in the April 1996 Regulation S Offering, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
          10-Q for the quarter ended February 29, 1996.
   10.48  Warrant Agreement, dated as of April 2, 1996, between Somanetics
          Corporation and Rauscher Pierce & Clark Limited, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form
          10-Q for the quarter ended February 29, 1996.
   10.49  Warrant to Purchase Common Stock of Somanetics Corporation, dated as of April 2, 1996, between Somanetics Corporation and Rauscher Pierce
          & Clark Limited, incorporated by reference to Exhibit 10.5 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended
          February 29, 1996.
   10.50  Side Letter, dated as of April 2, 1996, among Somanetics Corporation,
          Rauscher Pierce & Clark Limited and Rauscher Pierce & Clark, Inc.,
          incorporated by reference to Exhibit10.6 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended February 29, 1996.
   10.51  Amendment to Side Letter, dated as of June 18, 1996, among Somanetics
          Corporation, Rauscher Pierce & Clark Limited and Rauscher Pierce &
          Clark, Inc., incorporated by reference to Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended May 31,
          1996.

                                 EXHIBIT INDEX


EXHIBIT                          DESCRIPTION
--------  --------------------------------------------------------------------
   10.52  Engagement Letter, dated as of October 23, 1996, among Somanetics
          Corporation, Rauscher Pierce & Clark Limited and Rauscher Pierce &
          Clark, Inc., incorporated by reference to Exhibit 10.58 to the
          Company's Annual Report on Form 10-K for the fiscal year ended
          November 30, 1996.
   10.53  Amendment to Engagement Letter, dated as of November 1, 1996, among
          Somanetics Corporation, Rauscher Pierce & Clark Limited and Rauscher
          Pierce & Clark, Inc., incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended
          November 30, 1996.
   10.54  Form of Purchase Agreement, between Somanetics Corporation and purchasers of Common Shares in the November 1996 Regulation S
          Offering, incorporated by reference to Exhibit 10.60 to the Company's
          Annual Report on Form 10-K for the fiscal year ended November 30,
          1996.
   10.55  Placement Agent Agreement, dated as of November 21, 1996, among
          Somanetics Corporation, Rauscher Pierce & Clark Limited and Rauscher
          Pierce & Clark, Inc., incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended
          November 30, 1996.
   10.56  Form of Underwriting Agreement, dated May 30, 1997, between
          Somanetics Corporation and Brean Murray & Co., Inc., incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration
          Statement on Form S-1 (file no. 333-25275), filed with the Securities and Exchange Commisiion on May 30, 1997.
   10.57  Form of Warrant Agreement and Warrant, dated June 4, 1997, between
          Somanetics Corporation and Brean Murray & Co., Inc., incorporated by reference to Exhibit 10.60 to Amendment No. 1 to the Registration
          Statement on Form S-1 (file no. 333-25275), filed with the Securities and Exchange Commisiion on May 30, 1997.
   10.58  Letter Agreement, dated as of February 20, 1997, between Somanetics
          Corporation and Mitani & Co., LLC, incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended February 28, 1997.
    23.1  Consent of Deloitte & Touche LLP.
    27.1  Financial data Schedule.