Form 10-Q
period 1998-02-28
SOMANETICS CORP
filed 1998-04-09
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended FEBRUARY 28, 1998

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from                 to
                                        -----------------  ----------------

                         Commission file number 0-19095

                             SOMANETICS CORPORATION
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                      38-2394784
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

                         Yes        X            No
                             ---------------        ------------------

         Number of common shares outstanding at April 9, 1998: 6,035,334

                         PART I FINANCIAL INFORMATION

                            SOMANETICS CORPORATION



                                 BALANCE SHEETS

                                                                          February 28,    November 30,
ASSETS                                                                        1998            1997
                                                                        --------------- ----------------
CURRENT ASSETS:                                                          (Unaudited)       (Audited)
    Cash and cash equivalents .......................................   $  1,518,881    $  2,132,376
    Marketable securities, at cost ..................................        995,349       2,470,780
    Accounts receivable, net of allowance for doubtful accounts of approximately $153,000 and $166,000 at February 28, 1998 and
       November 30, 1997, respectively ..............................        767,002         191,968
    Inventory, net ..................................................        748,438         433,014
    Prepaid expenses ................................................         85,315          71,581
                                                                        ------------    ------------
       Total current assets .........................................      4,114,985       5,299,449
                                                                        ------------    ------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment .........................................        925,089         722,905
    Furniture and fixtures ..........................................        184,949         184,351
    Leasehold improvements ..........................................        166,770         166,770
                                                                        ------------    ------------
       Total ........................................................      1,276,808       1,074,026
    Less accumulated depreciation and amortization ..................       (816,467)       (784,860)
                                                                        ------------    ------------
       Net property and equipment ...................................        460,341         289,166
                                                                        ------------    ------------
OTHER ASSETS:
    Patents and trademarks, net .....................................         70,489          72,217
    Other ...........................................................         33,909          16,600
                                                                        ------------    ------------
       Total other assets ...........................................        104,398          88,817
                                                                        ------------    ------------
TOTAL ASSETS ........................................................   $  4,679,724    $  5,677,432
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ................................................   $    558,493    $    390,494
    Accrued liabilities .............................................        405,375         397,982
                                                                        ------------    ------------
       Total current liabilities ....................................        963,868         788,476
                                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES .......................................          -                 -
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding ..............................          -                 -
    Common shares; authorized, 6,000,000 shares of $.01 par value;
       issued and outstanding, 4,285,334 shares at February 28, 1998
       and November 30, 1997, respectively ..........................         42,853          42,853
    Additional paid-in capital ......................................     41,212,639      41,212,639
    Accumulated deficit .............................................    (37,539,636)    (36,366,536)
                                                                        ------------    ------------
       Total shareholders' equity ...................................      3,715,856       4,888,956
                                                                        ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................   $  4,679,724    $  5,677,432
                                                                        ============    ============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         For the Three-Month
                                                      Periods Ended February 28,
                                                    ----------------------------
                                                       1998              1997
                                                    -----------     ------------
NET REVENUES ...................................    $   803,365     $   353,863
COST OF SALES ..................................        389,998         180,271
                                                    -----------     -----------
GROSS MARGIN ...................................        413,367         173,592
                                                    -----------     -----------

OPERATING EXPENSES:
      Research, development and engineering ....        164,788         164,211
      Selling, general and administrative ......      1,480,571       1,359,088
                                                    -----------     -----------
                Total operating expenses .......      1,645,359       1,523,299
                                                    -----------     -----------
OPERATING LOSS .................................     (1,231,992)     (1,349,707)
                                                    -----------     -----------

OTHER INCOME (EXPENSE):
      Interest income ..........................         50,792          33,195
      Other ....................................          8,100           8,100
                                                    -----------     -----------
          Total other income ...................         58,892          41,295
                                                    -----------     -----------
NET LOSS .......................................    $(1,173,100)    $(1,308,412)
                                                    -----------     -----------


NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED ...........................    $      (.27)    $      (.57)
                                                    -----------     -----------

WEIGHTED AVERAGE SHARES
    OUTSTANDING ................................      4,285,334       2,285,351
                                                    ===========     ===========


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Three Month
                                                                   Periods Ended February 28,
                                                                   --------------------------
                                                                      1998            1997
                                                                   ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ....................................................   $(1,173,100)   $(1,308,412)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization ...........................        23,617         13,863
      Changes in assets and liabilities:
          Accounts receivable (increase) ......................      (575,304)      (132,340)
          Inventory (increase) ................................      (315,424)       (20,797)
          Prepaid expenses (increase) .........................       (13,734)        (1,697)
          Other assets (increase) .............................       (17,310)             -
          Accounts payable increase ...........................       167,999         42,111
          Accrued liabilities increase (decrease) .............         7,392        (50,157)
                                                                  -----------    -----------
            Net cash (used in) operations .....................    (1,895,864)    (1,457,429)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities .................     1,475,431             --
  Acquisition of property and equipment (net) .................      (193,062)        (1,576)
                                                                  -----------    -----------
            Net cash provided by (used in) investing activities     1,282,369         (1,576)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Shares .....................            --         11,768
                                                                  -----------    -----------
             Net cash provided by financing activities ........            --         11,768
                                                                  -----------    -----------

NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS .................................................      (613,495)    (1,447,237)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ...................................................     2,132,376      3,291,911
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD ...................................................   $ 1,518,881    $ 1,844,674
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest for the three-month period ended February 28, 1998 and 1997 was $0 and $0, respectively.

                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 1998



1.       ORGANIZATION AND OPERATIONS

         Somanetics Corporation (the "Company"), a Michigan corporation formed in January 1982, develops, manufactures and markets the INVOS Cerebral Oximeter (the "Cerebral Oximeter), the only FDA-cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. The Cerebral Oximeter is based on the Company's proprietary In Vivo Optical Spectroscopy ("INVOS(R)") technology. INVOS analyzes various characteristics of human blood and tissue by measuring and analyzing low-intensity visible and near infrared light transmitted into portions of the body. The Company has incurred research, product development and other expenses involved in designing, developing, marketing and selling its product, as well as devoting efforts to raising capital.

         The Company was in the development stage at February 28, 1997; during the year ended November 30, 1997, the Company completed its development activities and commenced its planned principal operations.

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

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except those not material to the Company's financial condition or results of operations. Operating results for the three-month period ended February 28, 1998, are not necessarily indicative of the results that may be expected for the year ending November 30, 1998, although the Company expects to continue to incur operating losses for the foreseeable future. The unaudited interim financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended November 30, 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

         The Company has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $37,539,636 through February 28, 1998. The Company had working capital of $3,151,117, cash, cash equivalents, and marketable securities of $2,514,230, total current liabilities of $963,868 and shareholders' equity of $3,715,856 as of February 28, 1998.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 1998


         The net proceeds from the public offering of Common Shares in June 1997 were sufficient to fund the Company's working capital requirements for the three months ended February 28, 1998. Current sales are not sufficient to fund operations. On April 8, 1998, the Company completed the public offering of 1,750,000 newly-issued Common Shares, at a price of $5.75 per share, for gross proceeds of $10,062,500, through an offering underwritten by Brean Murray & Co., Inc. The net proceeds to the Company, after deducting the underwriting discount and the estimated expenses of the offering, were approximately $9,200,000.

         The Company believes that the cash, cash equivalents, and marketable securities on hand at February 28, 1998 together with the net proceeds of the April 8, 1998 public offering will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the year 2000. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

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

         As of February 28, 1998, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of April 9, 1998. In addition, the placement agents and their transferees hold warrants to purchase 64,394 Common Shares exercisable at $12.50 per share and 15,000 warrants exercisable at $14.40 per share. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares.

         The Company has no loan commitments.

         There can be no assurance that even if the Company receives additional capital, it will be able to achieve the level of sales necessary to sustain its operations. There can be no assurance that the Company will be able to obtain any funds on terms acceptable to the Company and at times required by the Company through sales of the Company's product, sales of securities or loans in sufficient quantities. The report of the Company's Independent Auditors in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 contains an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 1998


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

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:


                                              February 28, 1998   November 30, 1997
                                              -----------------   -----------------
Finished goods ...........................         $  78,636          $ 100,224
Work in process ..........................           292,498            174,363
Purchased components .....................           627,637            514,725
                                                   ---------          ---------
     Sub-total ...........................           998,771            789,312
Less reserve for obsolete
   and excess inventory ..................          (250,333)          (356,298)
                                                   ---------          ---------
     Total ...............................         $ 748,438          $ 433,014
                                                   =========          =========


         Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $41,244 and $39,516 at February 28, 1998 and November 30, 1997, respectively.

         Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The adoption of SFAS No. 128 had no impact on the reported loss per share for all periods presented. Common Shares issuable under stock options and warrants have been considered in the computation of the net loss per Common Share - diluted, but have not been included because such inclusion would be antidilutive. As of February 28, 1998 and February 28,1997, the Company had outstanding 949,831 and 490,431, respectively, of warrants and options to purchase Common Shares.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 1998


4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:


                                         February 28, 1998  November 30, 1997
                                         -----------------  -----------------
         Professional Fees ..........        $ 70,632           $120,726
         Clinical Research ..........          40,880             43,330
         Product Upgrades ...........          22,828             25,842
         Warranty ...................          59,280             31,166
         Accrued Insurance ..........          35,639             29,768
         Accrued Incentive ..........          83,000             50,500
         Other ......................          93,116             96,650
                                             --------           --------
              Total .................        $405,375           $397,982
                                             ========           ========


5.       COMMITMENTS AND CONTINGENCIES


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

6.       SUBSEQUENT EVENTS

         On January 15, 1998, the Company's Board of Directors approved an amendment and restatement of the Company's Restated Articles of Incorporation to
(i) increase the Company's authorized Common Shares from 6,000,000 to 20,000,000 shares, and (ii) remove provisions relating to the reverse stock split effected April 10, 1997, all subject to shareholder approval at the 1998 Annual Meeting of Shareholders. The Company's shareholders approved such amendment and restatement at the 1998 Annual Meeting of Shareholders on March 17, 1998.

         In addition, on January 15, 1998, the Company's Board of Directors approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of Common Shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 450,000 shares, from 295,000 to 745,000 shares, subject to shareholder approval at the 1998 Annual Meeting of Shareholders. The Company's shareholders approved such amendment at the 1998 Annual Meeting of Shareholders on March 17, 1998.

         Effective January 22, 1998, the Company's Board of Directors granted 10-year stock options under the 1997 Stock Option Plan to purchase an aggregate of 20,000 Common Shares at $4.75 per share (the closing sale price of the Common Shares on the date of grant) to four executive officers of the Company. In addition, effective March 17, 1998, the Company replaced options to purchase 18,522 Common Shares granted under the 1991 Incentive Stock Option Plan or the 1993 Director Stock Option Plan to the three directors of the Company who are not officers or employees of the Company, with ten-year options granted under the 1997 Stock Option Plan to purchase the same number of Common Shares at an exercise price of $5.875 per share (the closing sale price of the Common Shares on the date of grant). Also effective March 17, 1998, the Company granted such directors ten-year options under the 1997 Stock Option Plan to purchase an aggregate of 6,000 Common Shares at an exercise price of $5.875 per share.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 1998


In addition, effective April 2, 1998, the Company granted 10-year options under the 1997 Stock Option Plan to purchase 430,000 Common Shares to 22 employees and one consultant of the Company at an exercise price of $5.875 per share (the closing sale price of the Common Shares as of the date of grant).

         As discussed in Note 2, on April 8, 1998, the Company completed the public offering of 1,750,000 newly-issued Common Shares, at a price of $5.75 per share, for gross proceeds of $10,062,500, through an offering underwritten by Brean Murray & Co., Inc.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 1998

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties, including the factors described under the caption "Risk Factors" and elsewhere in the Company's Registration Statement on Form S-1 (file no. 333-47225) effective April 2, 1998 and elsewhere in this Report, that could cause actual results to differ materially from historical results or those currently anticipated.

RESULTS OF OPERATIONS

OVERVIEW

         Somanetics Corporation develops, manufactures and markets the INVOS Cerebral Oximeter, the only FDA-cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. In June 1996, the Company received clearance from the FDA to market the Cerebral Oximeter and the related disposable SomaSensor in the United States. In October 1997, the Company obtained FDA clearance for new advances in its INVOS technology that are incorporated in its next generation INVOS 4100 Cerebral Oximeter. The next generation Cerebral Oximeter was introduced in October 1997 and became available in the first quarter of fiscal 1998.

         During fiscal 1997, the Company's primary activities consisted of research and development of the INVOS technology, the Cerebral Oximeter and the related disposable SomaSensor. During the first quarter of fiscal 1998, the Company's primary activities consisted of sales and marketing related to the new model 4100 Cerebral Oximeter. The Company recently emerged from the development stage and had an accumulated deficit of $37,539,636 through February 28, 1998. The Company believes that its accumulated deficit will continue to increase for the foreseeable future.

         The Company derives its revenues from sales of Cerebral Oximeters and SomaSensors to its distributors and, since the June 1996 FDA clearance, to hospitals in the United States through its direct sales employees. The Company recognizes revenues when it ships its product to its distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. The Company's primary expenses, excluding the cost of its product, are selling, general and administrative and research, development and engineering, which are generally expensed as incurred. The Company capitalizes its patent costs and amortizes them over 17 years. Since May 1994, the Company has exchanged model 3100A Cerebral Oximeters for its model 3100 Cerebral Oximeters. Until the model 4100 Cerebral Oximeter became available in the first quarter of fiscal 1998, the Company refurbished the model 3100 Cerebral Oximeters it received and sold them approximately at cost in countries that do not require compliance with the standards met by the model 3100A. In the first quarter of 1998, the Company began offering to exchange model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters and cash equal to the difference in sales prices of the two models. Such sales reduce the Company's average unit sales price and overall gross margin.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 1998


THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997

         Net revenues increased by approximately $450,000, or 127%, from $353,863 in the three-month period ended February 28, 1997 to $803,365 in the three-month period ended February 28, 1998. The increase in revenues was primarily attributable to an increase in United States sales of approximately $260,000, from approximately $132,000 in the first quarter of fiscal 1997 to approximately $392,000 in the first quarter of fiscal 1998, and an increase in international sales of approximately $189,000, from approximately $222,000 in the first quarter of fiscal 1997 to approximately $411,000 in the first quarter of fiscal 1998. The increase in net revenues is primarily attributable to sales of the model 4100 Cerebral Oximeter and Somasensor which became available in the first quarter of fiscal 1998, stocking orders for the model 4100 Cerebral Oximeter from both existing distributors and new international distributors, a 10% increase in the average selling price of Cerebral Oximeters due to (i) a change in the mix between sales directly to hospitals and sales through distributors and (ii) the higher price of the new model 4100 Cerebral Oximeter, partially offset by exchanges of model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters with existing customers. The sales increase for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 was also partially offset by reduced shipments to Baxter Limited in Japan, which is delaying purchases until shipment of the model 4100 Cerebral Oximeter is permitted in Japan. There can be no assurance that the application for such permission will be approved before the fourth quarter of fiscal 1998.

         Sales of model 4100 Cerebral Oximeters, model 4100 exchanges and refurbished model 3100 Cerebral Oximeters, model 3100A Cerebral Oximeters, and SomaSensors comprised approximately 65%, 13%, 7%, and 13%, respectively, of the Company's net revenues in the first quarter of fiscal 1998 and 0%, 5%, 73%, and 22%, respectively, of the Company's net revenues in the first quarter of fiscal 1997. Approximately 51% of the Company's net revenues in the first quarter of fiscal 1998 were export sales, compared to 63% of the Company's net revenues in the first quarter of fiscal 1997. One United States distributor and two international distributors accounted for approximately 21%, 16%, and 10%, respectively, of net revenues for the three months ended February 28, 1998, and one international distributor and two United States distributors accounted for approximately 42%, 14% and 11%, respectively, of total net revenues for the three months ended February 28, 1997.

         Gross margin as a percentage of net revenues for the quarters ended February 28, 1998 and February 28, 1997 was approximately 51% and 49%, respectively. Gross margin as a percentage of net revenues increased in the first quarter ended February 28, 1998 from the first quarter of fiscal 1997 primarily because the Company realized a higher average selling price for the new model 4100 Cerebral Oximeters. This increase was partially offset by (i) the exchanges of model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters with existing customers, and (ii) the higher cost to the Company of the SomaSensor in the first quarter of fiscal 1998.

         The Company's research, development and engineering expenses incurred for the three months ended February 28, 1998 were $164,788, as compared to $164,211 for the three months ended February 28, 1997. Although the research, development, and engineering projects during the first quarter of fiscal 1998 were different from those during the first quarter of fiscal 1997, the Company's expenditure levels and personnel remained relatively constant.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 1998


         Selling, general and administrative expenses increased approximately $121,000, or 9%, from $1,359,088 for the three months ended February 28, 1997 to $1,480,571 for the three months ended February 28, 1998. The increase in selling, general and administrative expense is primarily attributable to a $98,000 increase in salaries, wages and related expenses as a result of additional employees hired since March 1, 1997 (from 39 employees as of February 28, 1997 to 46 employees as of February 28, 1998), and an $81,000 increase in selling-related expenses attributable to employee travel, industry trade shows and advertising, and a $22,000 increase in accrued warranty expense for sales of new product, partially offset by a $48,000 decrease in professional services fees and regulatory certification fees, and a $27,000 decrease in employee related expenses.

         For the three-month period ended February 28, 1998, the Company realized a 10% decrease in its net loss over the same period in fiscal 1997. The decrease is primarily attributable to a 127% increase in net revenues, partially offset by an 8% increase in operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the three-month period ended February 28, 1998 was approximately $1,896,000. Cash was used primarily to (i) fund the Company's net loss, primarily selling, general and administrative expenses and research, development and engineering expenses (approximately $1,149,000, net of depreciation and amortization expense), (ii) increase accounts receivable (approximately $575,000) primarily due to higher sales in the first quarter of fiscal 1998 than in the prior quarter, and (iii) increase inventories of the model 4100 Cerebral Oximeter and its components (approximately $315,000). These uses of cash were partially offset by an increase in accounts payable (approximately $168,000) primarily due to increased inventory purchases for the model 4100 Cerebral Oximeter and its components. Management expects working capital requirements to increase if sales increase. The Company capitalized approximately $171,000 of costs for model 4100 Cerebral Oximeters being used as demonstration units in the first quarter of fiscal 1998. The Company expects to depreciate these costs as a marketing expense over three years.

         As of February 28, 1998 the Company has working capital of $3,151,117, cash, cash equivalents and marketable securities of $2,514,230, total current liabilities of $963,868 and shareholder's equity of $3,715,856. The Company has no loan commitments.

         On April 8, 1998, the Company completed the public offering of 1,750,000 newly-issued Common Shares, at a price of $5.75 per share, for gross proceeds of $10,062,500, through an offering underwritten by Brean Murray & Co., Inc. The net proceeds to the Company, after deducting the underwriting discount and the estimated expenses of the offering, were approximately $9,200,000.

         The Company believes that the cash, cash equivalents and marketable securities on hand at February 28, 1998 together with the net proceeds of the April 8, 1998 public offering will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the year 2000. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 1998


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

         As of February 28, 1998, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and April 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of April 9, 1998. In addition, the placement agents and their transferees hold warrants to purchase 64,394 Common Shares exercisable at $12.50 per share and 15,000 warrants exercisable at $14.40 per share. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares.

         The Company has no loan commitments.

         There can be no assurance that even if the Company receives additional capital, it will be able to achieve the level of sales necessary to sustain its operations. There can be no assurance that the Company will be able to obtain any funds on terms acceptable to the Company and at times required by the Company through sales of the Company's product, sales of securities or loans in sufficient quantities. The report of the Company's Independent Auditors in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 contains an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                            PART II OTHER INFORMATION


Item 2.  Changes in Securities

         Effective March 18, 1998, the Company amended and restated its articles of incorporation to (i) increase the Company's authorized Common Shares from 6,000,000 to 20,000,000 shares, and (ii) remove provisions relating to the reverse stock split effected April 10, 1997. As a result of this amendment, the additional 14,000,000 Common Shares so authorized are available for issuance by the Board of Directors of the Company for raising additional capital, stock options, acquisitions, stock splits, stock dividends or other corporate purposes.



Item 6.  Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  3(i) Restated Articles of Incorporation of Somanetics Corporation.

                  10.1 Form of Underwriting Agreement, dated April 3, 1998, between Somanetics Corporation and Brean Murray & Co., Inc.

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

                                                    Somanetics Corporation
                                                    ---------------------------
                                                    (Registrant)




Date:    April 9, 1998                              By:/s/ Raymond W. Gunn
         ------------------                         ------------------------
                                                    Raymond W. Gunn
                                                    Executive Vice President
                                                    and Chief
                                                    Financial Officer (Duly
                                                    Authorized and Principal
                                                    Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT                            DESCRIPTION

3(i)    Restated Articles of Incorporation of Somanetics Corporation.
10.1 Form of Underwriting Agreement, dated April 3, 1998, between Somanetics Corporation and Brean Murray & Co., Inc.
27.1    Financial Data Schedule.