Form 10-Q
period 1998-05-31
SOMANETICS CORP
filed 1998-06-30
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the quarterly period ended MAY 31, 1998

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the transition period from__________ to____________


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

                               Yes     X            No
                                  _____________         _______________

         Number of common shares outstanding at June 30, 1998: 6,035,597

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION



                                 BALANCE SHEETS

                                                                                      May 31,                 November 30,
ASSETS                                                                                1998                       1997
------                                                                             ----------                 ------------
CURRENT ASSETS:                                                                    (Unaudited)                 (Audited)
    Cash and cash equivalents..........................................         $    10,095,061           $     2,132,376
    Marketable securities, at cost.....................................                -                        2,470,780
    Accounts receivable, net of allowance for doubtful accounts of approximately $153,000 and $166,000 at May 31, 1998 and
       November 30, 1997, respectively.................................                 498,822                   191,698
    Inventory, net.....................................................                 907,293                   433,014
    Prepaid expenses...................................................                  51,408                    71,581
                                                                                ---------------           ---------------
       Total current assets............................................              11,552,584                 5,299,449
                                                                                ---------------           ---------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment............................................               1,016,502                   722,905
    Furniture and fixtures.............................................                 184,949                   184,351
    Leasehold improvements.............................................                 166,770                   166,770
                                                                                ---------------           ---------------
       Total...........................................................               1,368,221                 1,074,026
    Less accumulated depreciation and amortization.....................                (859,013)                 (784,860)
                                                                                --------------            --------------
       Net property and equipment......................................                 509,208                   289,166
                                                                                ---------------           ---------------
OTHER ASSETS:
    Patents and trademarks, net........................................                  68,761                    72,217
    Other..............................................................                  15,000                    16,600
                                                                                ---------------           ---------------
       Total other assets..............................................                  83,761                    88,817
                                                                                ---------------           ---------------
TOTAL ASSETS...........................................................         $    12,145,553           $     5,677,432
                                                                                ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................         $       309,358           $       390,494
    Accrued liabilities................................................                 383,966                   397,982
                                                                                ---------------           ---------------
       Total current liabilities.......................................                 693,324                   788,476
                                                                                ---------------           ---------------
COMMITMENTS AND CONTINGENCIES..........................................               -                            -
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................               -                            -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 6,035,597 and 4,285,334 shares at
       May 31, 1998 and November 30, 1997, respectively................                  60,356                    42,853
    Additional paid-in capital.........................................              50,290,067                41,212,639
    Accumulated deficit................................................             (38,898,194)              (36,366,536)
                                                                                ---------------           ---------------

       Total shareholders' equity......................................              11,452,229                 4,888,956
                                                                                ---------------           ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................         $    12,145,553           $     5,677,432
                                                                                ===============           ===============


                        See notes to financial statements

                            SOMANETICS CORPORATION

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                                 Three Months                   Six Months
                                                                   Ended May 31,               Ended May 31,
                                                     -------------------------------    ---------------------------
                                                           1998             1997              1998         1997
                                                     -------------     -------------    -------------   -----------
   NET REVENUES ....................................    $   510,687     $   401,056     $ 1,314,052     $   754,919
   COST OF SALES ...................................        300,878         213,939         690,876         394,211
                                                        -----------     -----------     -----------     -----------
   GROSS MARGIN ....................................        209,809         187,117         623,176         360,708
                                                        -----------     -----------     -----------     -----------

   OPERATING EXPENSES:
      Research, development and engineering ........        163,837         239,973         328,625         404,185

      Selling, general and administrative ..........      1,490,515       1,413,807       2,971,086       2,772,893
                                                        -----------     -----------     -----------     -----------
          Total operating expenses .................      1,654,352       1,653,780       3,299,711       3,177,078
                                                        -----------     -----------     -----------     -----------

   OPERATING LOSS ..................................     (1,444,543)     (1,466,663)     (2,676,535)     (2,816,370)
                                                        -----------     -----------     -----------     -----------

   OTHER INCOME (EXPENSE):
      Interest income ..............................         85,985          14,064         136,777          47,259
      Other ........................................             --           8,100           8,100          16,200
                                                        -----------     -----------     -----------     -----------

          Total other income .......................         85,985          22,164         144,877          63,459
                                                        -----------     -----------     -----------     -----------
   NET LOSS ........................................    $(1,358,558)    $(1,444,499)    $(2,531,658)    $(2,752,911)
                                                        -----------     -----------     -----------     -----------


   NET LOSS PER COMMON SHARE -
       BASIC AND DILUTED ...........................    $     (0.26)    $     (0.63)    $     (0.53)    $     (1.20)
                                                        -----------     -----------     -----------     -----------



   WEIGHTED AVERAGE SHARES
       OUTSTANDING .................................      5,312,620       2,285,342       4,804,621       2,285,347
                                                        ===========     ===========     ===========     ===========






                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    For the Six Month
                                                                                   Periods Ended May 31,
                                                                                   ---------------------
                                                                                 1998             1997
                                                                                 ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................................$ (2,531,658)    $ (2,752,911)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization ........................................      47,952           26,522
      Changes in assets and liabilities:
          Accounts receivable (increase) ...................................    (307,124)        (311,852)
          Inventory (increase) decrease ....................................    (474,279)          86,291
          Prepaid expenses decrease ........................................      20,173           28,235
          Other assets (increase) decrease .................................       1,600         (188,217)
          Accounts payable increase (decrease) .............................     (81,136)         270,918
          Accrued liabilities (decrease) ...................................     (14,016)         (11,194)
                                                                            ------------     ------------
            Net cash (used in) operations ..................................  (3,338,488)      (2,852,208)
                                                                            ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities ..............................   2,470,780               --
  Acquisition of property and equipment (net) ..............................    (264,538)         (18,876)
                                                                            ------------     ------------

            Net cash provided by (used in) investing activities ............   2,206,242          (18,876)
                                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Shares ..................................   9,094,931           11,390
                                                                            ------------     ------------
             Net cash provided by financing activities .....................   9,094,931           11,390
                                                                            ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..............................................................   7,962,685       (2,859,694)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ................................................................   2,132,376        3,291,911
                                                                            ------------     ------------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD ................................................................$ 10,095,061     $    432,217
                                                                            ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest for the six-month period ended May 31, 1998 and 1997 was $0 and $0, respectively.

                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 1998



1.       ORGANIZATION AND OPERATIONS

         Somanetics Corporation (the "Company"), a Michigan corporation formed in January 1982, develops, manufactures and markets the INVOS Cerebral Oximeter (the "Cerebral Oximeter"), the only FDA-cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. The Cerebral Oximeter is based on the Company's proprietary In Vivo Optical Spectroscopy ("INVOS(R)") technology. INVOS analyzes various characteristics of human blood and tissue by measuring and analyzing low-intensity visible and near infrared light transmitted into portions of the body. The Company has incurred research, product development and other expenses involved in designing, developing, marketing and selling its product, as well as devoting efforts to raising capital.

         The Company was in the development stage at May 31, 1997; during the year ended November 30, 1997, the Company completed its development activities and commenced its planned principal operations.

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

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except those not material to the Company's financial condition or results of operations. Operating results for the six-month period ended May 31, 1998, are not necessarily indicative of the results that may be expected for the year ending November 30, 1998, although the Company expects to continue to incur operating losses for the foreseeable future. The unaudited interim financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended November 30, 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

         The Company has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $38,898,194 through May 31, 1998. The Company had working capital of $10,859,260, cash and cash equivalents of $10,095,061, total current liabilities of $693,324 and shareholders' equity of $11,452,229 as of May 31, 1998.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 1998


         On April 8, 1998, the Company completed the public offering of 1,750,000 newly-issued Common Shares, at a price of $5.75 per share, for gross proceeds of $10,062,500, through an offering underwritten by Brean Murray & Co., Inc. The net proceeds to the Company, after deducting the underwriting discount and the estimated expenses of the offering, were approximately $9,100,000. The net proceeds from the public offerings of Common Shares in June 1997 and April 1998 were sufficient to fund the Company's working capital requirements for the six months ended May 31, 1998. Current sales are not sufficient to fund operations.

         The Company believes that the cash and cash equivalents on hand at May 31, 1998 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the fourth quarter of fiscal 1999. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

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

         As of May 31, 1998, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of June 24, 1998. In addition, the placement agents and their transferees hold warrants to purchase 64,394 Common Shares exercisable at $12.50 per share and 15,000 warrants exercisable at $14.40 per share. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 1998


3.        COMMON SHARES AND STOCK OPTIONS

         On January 15, 1998, the Company's Board of Directors approved an amendment and restatement of the Company's Restated Articles of Incorporation to
(i) increase the Company's authorized Common Shares from 6,000,000 to 20,000,000 shares, and (ii) remove provisions referring to the reverse stock split effective April 10, 1997, all subject to shareholder approval at the 1998 Annual Meeting of Shareholders. The Company's shareholders approved such amendment and restatement at the 1998 Annual Meeting of Shareholders on March 17, 1998.

         In addition, on January 15, 1998, the Company's Board of Directors approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of Common Shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 450,000, from 295,000 to 745,000 shares, subject to shareholder approval at the 1998 Annual Meeting of Shareholders. The Company's shareholders approved such amendment at the 1998 Annual Meeting of Shareholders on March 17, 1998.

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

         On April 8, 1998, the Company completed the public offering of 1,750,000 newly-issued Common Shares, at a price of $5.75 per share, for gross proceeds of $10,062,500, through an offering underwritten by Brean Murray & Co., Inc. The net proceeds to the Company, after deducting the underwriting discount and the estimated expenses of the offering, were approximately $9,100,000.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 1998



4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:


                                                  May 31, 1998              November 30, 1997
                                                  ------------              -----------------

           Finished goods...................          $195,418                    $100,224
           Work in process..................           316,400                     174,363
           Purchased components.............           585,793                     514,725
                                                   -----------                  ----------
                Sub-total...................         1,097,611                     789,312
           Less reserve for obsolete
              and excess inventory..........          (190,317)                   (356,298)
                                                   -----------                  ----------
                Total.......................          $907,293                    $433,014
                                                   ===========                  ==========


         Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $42,972 and $39,516 at May 31, 1998 and November 30, 1997, respectively.

         Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The adoption of SFAS No. 128 had no impact on the reported loss per share for all periods presented. Common Shares issuable under stock options and warrants have been considered in the computation of the net loss per Common Share - diluted, but have not been included because such inclusion would be antidilutive. As of May 31, 1998 and May 31,1997, the Company had outstanding 1,404,781 and 751,931, respectively, of warrants and options to purchase Common Shares.

5.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                        May 31, 1998             November 30, 1997
                                                        ------------             -----------------

         Professional Fees.......................           $41,357                     $120,726
         Clinical Research.......................            39,165                       43,330
         Product Upgrades........................            21,350                       25,842
         Warranty................................            70,435                       31,166
         Accrued Insurance.......................            13,567                       29,768
         Accrued Incentive.......................           125,064                       50,500
         Other...................................            73,028                       96,650
                                                           --------                     --------
             Total                                         $383,966                     $397,982
                                                           ========                     ========

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 1998



6.       COMMITMENTS AND CONTINGENCIES


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

                                  MAY 31, 1998

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

         During fiscal 1997, the Company's primary activities consisted of research and development of the INVOS technology, the Cerebral Oximeter and the related disposable SomaSensor. During the first two quarters of fiscal 1998, the Company's primary activities consisted of sales and marketing related to the new model 4100 Cerebral Oximeter. The Company recently emerged from the development stage and had an accumulated deficit of $38,898,194 through May 31, 1998. The Company believes that its accumulated deficit will continue to increase for the foreseeable future.

         The Company derives its revenues from sales of Cerebral Oximeters and SomaSensors to its distributors and, since the June 1996 FDA clearance, to hospitals in the United States through its direct sales employees. The Company recognizes revenues when it ships its product to its distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. The Company's primary expenses, excluding the cost of its product, are selling, general and administrative and research, development and engineering, which are generally expensed as incurred. Since May 1994, the Company has exchanged model 3100A Cerebral Oximeters for its model 3100 Cerebral Oximeters. Until the model 4100 Cerebral Oximeter became available in the first quarter of fiscal 1998, the Company refurbished the model 3100 Cerebral Oximeters it received and sold them approximately at cost in countries that do not require compliance with the standards met by the model 3100A. In the first and second quarters of 1998, the Company offered to exchange model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters and cash equal to the difference in sales prices of the two models. Such sales reduce the Company's average unit sales price and overall gross margin.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1998




THREE MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS ENDED MAY 31, 1997

         Net revenues increased by approximately $110,000, or 27%, from $401,056 in the three-month period ended May 31, 1997 to $510,687 in the three-month period ended May 31, 1998. The increase in revenues was primarily attributable to an increase in United States sales of approximately $150,000, from approximately $131,000 in the second quarter of fiscal 1997 to approximately $281,000 in the second quarter of fiscal 1998, partially offset by a decrease in international sales of approximately $40,000, from approximately $270,000 in the second quarter of fiscal 1997 to approximately $230,000 in the second quarter of fiscal 1998. The increase in net revenues is primarily attributable to sales of the model 4100 Cerebral Oximeter and SomaSensor which became available in the first quarter of fiscal 1998, stocking orders for the model 4100 Cerebral Oximeter from new international distributors, purchases of the model 4100 by customers in the United States, and a 37% increase in the average selling price of Cerebral Oximeters due to (i) a change in the mix between sales directly to hospitals and sales through distributors and (ii) the higher price of the new model 4100 Cerebral Oximeter, partially offset by exchanges of model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters with existing customers. The sales increase for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 was also partially offset by approximately $135,000 of reduced shipments to Baxter Limited in Japan, which is delaying purchases until shipment of the model 4100 Cerebral Oximeter is permitted in Japan pursuant to Japanese Ministry of Health and Welfare approval. There can be no assurance that the application for such permission will be approved before the fourth quarter of fiscal 1998.

         Sales of model 4100 Cerebral Oximeters, model 4100 exchanges and refurbished model 3100 Cerebral Oximeters, model 3100A Cerebral Oximeters, and SomaSensors comprised approximately 60%, 8%, 0%, and 32%, respectively, of the Company's net revenues in the second quarter of fiscal 1998 and 0%, 12%, 64%, and 24%, respectively, of the Company's net revenues in the second quarter of fiscal 1997. Approximately 45% of the Company's net revenues in the second quarter of fiscal 1998 were export sales, compared to 67% of the Company's net revenues in the second quarter of fiscal 1997. One United States distributor and two international distributors accounted for approximately 18%, 11%, and 10%, respectively, of net revenues for the three months ended May 31, 1998, and three international distributors accounted for approximately 37%, 15% and 11%, respectively, of total net revenues for the three months ended May 31, 1997.

         Gross margin as a percentage of net revenues for the quarters ended May 31, 1998 and May 31, 1997 was approximately 41% and 47%, respectively. Gross margin as a percentage of net revenues decreased in the second quarter ended May 31, 1998 from the second quarter of fiscal 1997 primarily because of the higher cost to the Company of the SomaSensor in the second quarter of fiscal 1998, the decrease in the average selling price realized by the Company for SomaSensors in the second quarter of fiscal 1998, and the higher percentage of total revenues derived from SomaSensor sales in the second quarter of fiscal 1998. The decrease was partially offset by the higher average selling price realized by the Company for the new model 4100 Cerebral Oximeters and the smaller percentage of net revenues that consisted of sales, approximately at cost, in connection with model 4100 exchanges in fiscal 1998 and refurbished model 3100 sales in fiscal 1997.

         The Company's research, development and engineering expenses decreased approximately $76,000, or 32%, from $239,973 for the three months ended May 31, 1997 to $163,837 for the three months ended May 31, 1998. The decrease is primarily attributable to decreased consulting fees and costs of development materials in fiscal 1998 in connection with the model 4100 Cerebral Oximeter.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1998


         Selling, general and administrative expenses increased approximately $77,000, or 5%, from $1,413,807 for the three months ended May 31, 1997 to $1,490,515 for the three months ended May 31, 1998. The increase in selling, general and administrative expense is primarily attributable to a $94,000 increase in salaries, wages, commissions, and related expenses as a result of the additional employees hired since May 31, 1997 (from an average of 40 employees in the second quarter of fiscal 1997 to 44 employees in the second quarter of fiscal 1998), a $71,000 increase in selling-related expenses attributable to employee travel, industry trade shows, marketing and advertising, and a $26,000 increase in employee and office related expenses, partially offset by a $117,000 decrease in professional service fees and regulatory certification fees. The Company expects that selling, general and administrative expenses will increase primarily due to the planned expansion of the direct sales force within several domestic territories and the addition of marketing and administrative support personnel.

         For the three-month period ended May 31, 1998, the Company realized a 6% decrease in its net loss over the same period in fiscal 1997. The decrease is primarily attributable to a 27% increase in net revenues and increased interest income, partially offset by lower gross margins as a percentage of net revenues.

SIX MONTHS ENDED MAY 31, 1998 COMPARED TO SIX MONTHS ENDED MAY 31, 1997

         Net revenues increased by approximately $559,000, or 74%, from $754,919 in the six-month period ended May 31, 1997 to $1,314,052 in the six-month period ended May 31, 1998. This increase in net revenues was primarily attributable to approximately $673,000 of sales in the United States in the first two quarters of fiscal 1998, compared to $266,000 in the first two quarters of fiscal 1997, and approximately $641,000 of sales internationally in the first two quarters of fiscal 1998, compared to $489,000 in the first two quarters of fiscal 1997. The increase in net revenues is primarily attributable to sales of the model 4100 Cerebral Oximeter and SomaSensor which became available in the first quarter of fiscal 1998, stocking orders for the model 4100 Cerebral Oximeter from both existing distributors and new international distributors, purchases of the model 4100 by customers in the United States, and a 26% increase in the average selling price of Cerebral Oximeters due to (i) a change in the mix between sales directly to hospitals and sales through distributors and (ii) the higher price of the new model 4100 Cerebral Oximeter, partially offset by exchanges of model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters with existing customers. The sales increase for the first two quarters of fiscal 1998 as compared to the first two quarters of fiscal 1997 was also partially offset by approximately $234,000 of reduced shipments to Baxter Limited in Japan, which is delaying purchases until shipment of the model 4100 Cerebral Oximeter is permitted in Japan pursuant to Japanese Ministry of Health and Welfare approval. There can be no assurance that the application for such permission will be approved before the fourth quarter of fiscal 1998.

         Sales of model 4100 Cerebral Oximeters, model 4100 exchanges and refurbished model 3100 Cerebral Oximeters, model 3100A Cerebral Oximeters, and SomaSensors comprised approximately 62%, 11%, 4%, and 21%, respectively, of the Company's net revenues in the first two quarters of fiscal 1998 and 0%, 9%, 68%, and 23%, respectively, of the Company's net revenues in the first two quarters of fiscal 1997. Approximately 49% of the Company's net revenues in the first two quarters of fiscal 1998 were export sales, compared to 65% of the Company's net revenues for the same period in fiscal 1997. One United States distributor and two international distributors accounted for approximately 20%, 12%, and 10%, respectively, of net revenues for the six months ended May 31, 1998, and three international distributors and one United States distributor accounted for approximately 39%, 12%, 10% and 11%, of total net sales for the same period ended May 31, 1997.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1998


         Gross margin as a percentage of net revenues for six-month periods ended May 31, 1998 and May 31, 1997 was approximately 47% and 48%, respectively. Gross margin as a percentage of net revenues decreased in the six-month period ended May 31, 1998 from the same period of fiscal 1997 primarily because of (i) the higher cost to the Company of the SomaSensor in the first two quarters of fiscal 1998, (ii) the decrease in the average selling price realized by the Company for SomaSensors in the first two quarters of fiscal 1998, and (iii) the greater percentage of net revenues that consisted of sales, approximately at cost, in connection with exchanges of model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters in fiscal 1998 and refurbished model 3100 sales in fiscal 1997. The decrease was partially offset by the higher average selling price realized by the Company for the new model 4100 Cerebral Oximeters.

         The Company's research, development and engineering expenses decreased approximately $76,000, or 19%, from $404,185 for the six-month period ended May 31, 1997 to $328,625 for the six-month period ended May 31, 1998. The decrease is primarily attributable to decreased consulting fees and costs of development materials in fiscal 1998 in connection with the model 4100 Cerebral Oximeter.

         Selling, general and administrative expenses increased approximately $198,000, or 7%, from $2,772,893 for the six-month period ended May 31, 1997 to $2,971,086 for the six-month period ended May 31, 1998. The increase in selling, general and administrative expense is primarily attributable to a $192,000 increase in salaries, wages, commissions and related expenses as a result of the additional employees hired since May 31, 1997 (from an average of 38 employees in the six-month period ended May 31, 1997 to 42 employees in the same period of fiscal 1998), a $152,000 increase in selling-related expenses attributable to employee travel, industry trade shows, marketing and advertising, and a $30,000 increase in accrued warranty expense for sales of new products, partially offset by a $165,000 decrease in professional service fees and regulatory certification fees.

         For the six-month period ended May 31, 1998, the Company realized an 8% decrease in its net loss over the same period in fiscal 1997. The decrease is primarily attributable to a 74% increase in net revenues and increased interest income, partially offset by a 4% increase in operating expenses and lower gross margins as a percentage of net revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the six-month period ended May 31, 1998 was approximately $3,338,000. Cash was used primarily to (i) fund the Company's net loss, primarily selling, general and administrative expenses and research, development and engineering expenses (approximately $2,484,000, net of depreciation and amortization expense), (ii) increase inventories of the model 4100 Cerebral Oximeter and its components (approximately $474,000), (iii) increase accounts receivable (approximately $307,000) primarily due to higher sales in the second quarter of fiscal 1998 than in the fourth quarter of fiscal 1997, and (iv) decrease accounts payable and accrued liabilities (approximately $95,000) resulting from the use of some of the proceeds from the public offering. Management expects working capital requirements to increase if sales increase. The Company capitalized approximately $252,000 of costs for model 4100 Cerebral Oximeters being used as demonstration units during the first two quarters of fiscal 1998. The Company expects to depreciate these costs as a marketing expense over three years.

         As of May 31, 1998 the Company has working capital of $10,859,620, cash and cash equivalents of $10,095,061, total current liabilities of $693,324 and shareholder's equity of $11,452,229. The Company has no loan commitments.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1998


         On April 8, 1998, the Company completed the public offering of 1,750,000 newly-issued Common Shares, at a price of $5.75 per share, for gross proceeds of $10,062,500, through an offering underwritten by Brean Murray & Co., Inc. The net proceeds to the Company, after deducting the underwriting discount and the estimated expenses of the offering, were approximately $9,100,000.

         The Company believes that the cash and cash equivalents on hand at May 31, 1998 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the fourth quarter of fiscal 1999. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

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

         As of May 31, 1998, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and April 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of June 24, 1998. In addition, the placement agents and their transferees hold warrants to purchase 64,394 Common Shares exercisable at $12.50 per share and 15,000 warrants exercisable at $14.40 per share. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares.

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

                            PART II OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on March 17, 1998. At the Annual Meeting, Bruce J. Barrett was elected as a Director of the Company, and the terms of office of H. Raymond Wallace, Daniel S. Follis, and Dr. James I. Ausman as Directors of the Company continued after the meeting. 3,806,237 votes were cast for Mr. Barrett's election and 96,484 votes were withheld from Mr. Barrett's election. There were no abstentions or broker non-votes in connection with the election of the Director at the Annual Meeting.

         Also at the Annual Meeting of Shareholders, the shareholders approved the proposed amendment and restatement of the Company's Restated Articles of Incorporation to (i) increase the Company's authorized Common Shares from 6,000,000 to 20,000,000 shares, and (ii) remove provisions relating to the reverse stock split effected April 10, 1997. 3,674,237 votes were cast in favor of this proposal, 211,809 votes were cast against this proposal and 16,675 votes abstained on this proposal.

         In addition, at the Annual Meeting of Shareholders, the shareholders approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of Common Shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 450,000 shares, from 295,000 to 745,000 shares. 1,315,315 votes were cast in favor of this proposal, 364,821 votes were cast against this proposal, 25,824 votes abstained on this proposal, and there were 2,196,761 broker non-votes in connection with this proposal.



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

                                        Somanetics Corporation
                                        ----------------------
                                        (Registrant)




Date:    June 30, 1998                  By:/s/ Raymond W. Gunn
         ------------------                -------------------
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

27.1                Financial Data Schedule.