Form 10-Q
period 1998-08-31
SOMANETICS CORP
filed 1998-09-30
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended AUGUST 31, 1998

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
            For the transition period from             to
                                           -----------    ----------

                         Commission file number 0-19095

                             SOMANETICS CORPORATION
             (Exact name of registrant as specified in its charter)


                         MICHIGAN                                                                     38-2394784
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

         Yes             X                        No
            --------------------------------         ---------------------------

            Number of common shares outstanding at September 30, 1998: 6,035,597

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION



                                 BALANCE SHEETS

                                                                                   August 31,                 November 30,
                                                                                      1998                        1997
ASSETS                                                                          -----------------         ------------------

CURRENT ASSETS:                                                                    (Unaudited)                 (Audited)
    Cash and cash equivalents..........................................         $     3,332,718           $     2,132,376
    Marketable securities, at cost.....................................               4,936,981                 2,470,780
    Accounts receivable, net of allowance for doubtful accounts of approximately $153,000 and $166,000 at August 31, 1998 and
       November 30, 1997, respectively.................................                 632,817                   191,698
    Inventory, net.....................................................                 833,014                   433,014
    Prepaid expenses...................................................                  58,321                    71,581
                                                                                ---------------           ---------------
       Total current assets............................................               9,793,851                 5,299,449
                                                                                ---------------           ---------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment............................................               1,119,836                   722,905
    Furniture and fixtures.............................................                 184,949                   184,351
    Leasehold improvements.............................................                 166,770                   166,770
                                                                                ---------------           ---------------
       Total...........................................................               1,471,555                 1,074,026
    Less accumulated depreciation and amortization.....................                (901,304)                 (784,860)
                                                                                ---------------           ---------------
       Net property and equipment......................................                 570,251                   289,166
                                                                                ---------------           ---------------
OTHER ASSETS:
    Patents and trademarks, net........................................                  67,033                    72,217
    Other..............................................................                  15,000                    16,600
                                                                                ---------------           ---------------
       Total other assets..............................................                  82,033                    88,817
                                                                                ---------------           ---------------
TOTAL ASSETS...........................................................         $    10,446,135           $     5,677,432
                                                                                ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................         $       171,955           $       390,494
    Accrued liabilities................................................                 374,450                   397,982
                                                                                ---------------           ---------------
       Total current liabilities.......................................                 546,405                   788,476
                                                                                ---------------           ---------------
COMMITMENTS AND CONTINGENCIES..........................................                  -                         -
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................                  -                         -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 6,035,597 and 4,285,334 shares at
       August 31, 1998 and November 30, 1997, respectively.............                  60,356                    42,853
    Additional paid-in capital.........................................              50,290,067                41,212,639
    Accumulated deficit................................................             (40,450,693)              (36,366,536)
                                                                                ---------------           ---------------

       Total shareholders' equity......................................               9,899,730                 4,888,956
                                                                                ---------------           ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................         $    10,446,135           $     5,677,432
                                                                                ===============           ===============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                     Three Months                             Nine Months
                                                                    Ended August 31,                        Ended August 31,
                                                            ---------------------------------       --------------------------------
                                                                1998                1997                1998                1997
                                                            -------------       -------------       -------------       ------------

   NET REVENUES ....................................        $   523,222         $   261,506         $ 1,837,273         $ 1,016,424
   COST OF SALES ...................................            305,569             129,415             996,445             523,625
                                                            -----------         -----------         -----------         -----------
   GROSS MARGIN ....................................            217,653             132,091             840,828             492,799
                                                            -----------         -----------         -----------         -----------

   OPERATING EXPENSES:
      Research, development and engineering ........            172,207             254,532             500,832             658,717
      Selling, general and administrative ..........          1,718,389           1,329,834           4,689,477           4,102,726
                                                            -----------         -----------         -----------         -----------
          Total operating expenses .................          1,890,596           1,584,366           5,190,309           4,761,443
                                                            -----------         -----------         -----------         -----------

   OPERATING LOSS ..................................         (1,672,943)         (1,452,275)         (4,349,481)         (4,268,644)
                                                            -----------         -----------         -----------         -----------


   OTHER INCOME (EXPENSE):
      Interest income ..............................            120,444              84,557             257,222             131,797
      Other ........................................               --                 8,100               8,100              24,318
                                                            -----------         -----------         -----------         -----------
          Total other income .......................            120,444              92,657             265,322             156,115
                                                            -----------         -----------         -----------         -----------
   NET LOSS ........................................        $(1,552,499)        $(1,359,618)        $(4,084,159)        $(4,112,529)
                                                            -----------         -----------         -----------         -----------


   NET LOSS PER COMMON SHARE -
       BASIC AND DILUTED ...........................        $     (0.26)        $     (0.32)        $     (0.78)        $     (1.40)
                                                            -----------         -----------         -----------         -----------


   WEIGHTED AVERAGE SHARES
       OUTSTANDING .................................          6,035,597           4,220,117           5,217,942           2,934,978
                                                            ===========         ===========         ===========         ===========





                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          For the Nine Month
                                                                                                       Periods Ended August 31,
                                                                                                  ----------------------------------
                                                                                                      1998                 1997
                                                                                                  ------------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................................................          $(4,084,159)          $(4,112,529)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization ....................................................               71,905                31,948
      Changes in assets and liabilities:
          Accounts receivable (increase) ...............................................             (441,119)             (261,317)
          Inventory (increase) decrease ................................................             (400,000)              284,603
          Prepaid expenses (increase) decrease .........................................               13,260               (14,866)
          Other assets decrease ......................................................                  1,600                 5,184
          Accounts payable (decrease) ..................................................             (218,539)             (117,836)
          Accrued liabilities increase (decrease) ......................................              (23,532)               68,707
                                                                                                  -----------           -----------
            Net cash (used in) operations ..............................................           (5,080,584)           (4,116,106)
                                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities ...................................................           (4,936,981)           (2,929,960)
  Proceeds from sale of marketable securities ..........................................            2,470,780                  --
  Acquisition of property and equipment (net) ..........................................             (347,804)              (31,203)
                                                                                                  -----------           -----------

            Net cash (used in) investing activities ....................................           (2,814,005)           (2,961,163)
                                                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Shares ..............................................            9,094,931             6,990,840
                                                                                                  -----------           -----------
             Net cash provided by financing activities .................................            9,094,931             6,990,840
                                                                                                  -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..........................................................................            1,200,342               (86,429)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD  ...........................................................................            2,132,376             3,291,911
                                                                                                  -----------           -----------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD  ...........................................................................          $ 3,332,718           $ 3,205,482
                                                                                                  ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest for the nine-month period ended August 31, 1998 and 1997 was $0 and $0, respectively.

                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 1998


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

         The Company was in the development stage at August 31, 1997; during the year ended November 30, 1997, the Company completed its development activities and commenced its planned principal operations.

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

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except those not material to the Company's financial condition or results of operations. Operating results for the nine-month period ended August 31, 1998, are not necessarily indicative of the results that may be expected for the year ending November 30, 1998, although the Company expects to continue to incur operating losses for the foreseeable future. The unaudited interim financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended November 30, 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

         The Company has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $40,450,693 through August 31, 1998. The Company had working capital of $9,247,446, cash and cash equivalents of $3,332,718, marketable securities of $4,936,981, total current liabilities of $546,405 and shareholders' equity of $9,899,730 as of August 31, 1998.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 1998


         On April 8, 1998, the Company completed the public offering of 1,750,000 newly-issued Common Shares, at a price of $5.75 per share, for gross proceeds of $10,062,500, through an offering underwritten by Brean Murray & Co., Inc. The net proceeds to the Company, after deducting the underwriting discount and the estimated expenses of the offering, were approximately $9,100,000. The net proceeds from the public offerings of Common Shares in June 1997 and April 1998 were sufficient to fund the Company's working capital requirements for the nine months ended August 31, 1998. Current sales are not sufficient to fund operations.

         The Company believes that the cash, cash equivalents, and marketable securities on hand at August 31, 1998 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second quarter of fiscal 2000. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

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

         As of August 31, 1998, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of September 25, 1998. In addition, the placement agents and their transferees hold warrants to purchase 64,394 Common Shares exercisable at $12.50 per share and 15,000 warrants exercisable at $14.40 per share. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares.

         On June 12, 1998, the Company entered into a $2,000,000 Revolving Note and a Pledge Agreement with Fifth Third Bank of Northwestern Ohio, N.A. The principal amount outstanding under the note bears interest, payable monthly, at the bank's prime rate (8.5% as of September 25, 1998), is collateralized by all property of the Company held at the bank, including marketable securities, and is intended to be used for general corporate purposes, if necessary. The Company has not borrowed any money under the line of credit. The line of credit expires March 31, 1999. Before that date, the bank may, but is not obligated to, lend the Company such amounts as may from time to time be requested by the Company, up to $2,000,000 if no Event of Default shall exist. Events of default include failure to furnish satisfactory additional security on demand or the bank deeming itself insecure. The Company has no other loan commitments.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 1998


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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 1998



4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Marketable Securities consist eighty percent of AAA rated corporate bonds and twenty percent of lower rated, fixed income securities, classified as available for sale, maturing six months to one year from the date of acquisition and are stated at cost, which approximates fair market value.

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:


                                                 August 31, 1998            November 30, 1997
                                                 ---------------            -----------------

           Finished goods...................          $234,344                    $100,224
           Work in process..................           359,430                     174,363
           Purchased components.............           421,750                     514,725
                                                   -----------                  ----------
                Sub-total...................         1,015,524                     789,312
           Less reserve for obsolete
              and excess inventory..........          (182,510)                   (356,298)
                                                   -----------                  ----------
                Total.......................          $833,014                    $433,014
                                                   ===========                  ==========

         Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $44,700 and $39,516 at August 31, 1998 and November 30, 1997, respectively.

         Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The adoption of SFAS No. 128 had no impact on the reported loss per share for all periods presented. Common Shares issuable under stock options and warrants have been considered in the computation of the net loss per Common Share - diluted, but have not been included because such inclusion would be antidilutive. As of August 31, 1998 and August 31,1997, the Company had outstanding 1,396,341 and 746,781, respectively, of warrants and options to purchase Common Shares.

5.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:


                                                        August 31, 1998          November 30, 1997
                                                        ---------------          -----------------

         Professional Fees.......................           $25,282                     $120,726
         Clinical Research.......................            29,165                       43,330
         Product Upgrades........................            21,297                       25,842
         Warranty................................            88,167                       31,166
         Accrued Insurance.......................             -                           29,768
         Accrued Incentive.......................           127,616                       50,500
         Other...................................            82,923                       96,650
                                                           --------                     --------
         Total..................................           $374,450                     $397,982
                                                           ========                     ========


                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 1998



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

                                 AUGUST 31, 1998

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

RESULTS OF OPERATIONS

OVERVIEW

         Somanetics Corporation develops, manufactures and markets the INVOS Cerebral Oximeter, the only FDA-cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. In June 1996, the Company received clearance from the FDA to market the Cerebral Oximeter and the related disposable SomaSensor in the United States. In October 1997, the Company obtained FDA clearance for new advances in its INVOS technology that are incorporated in its next generation INVOS 4100 Cerebral Oximeter. The next generation Cerebral Oximeter was introduced in October 1997 and shipments began in the first quarter of fiscal 1998.

         During fiscal 1997, the Company's primary activities consisted of research and development of the INVOS technology, the Cerebral Oximeter and the related disposable SomaSensor. During the first three quarters of fiscal 1998, the Company's primary activities consisted of sales and marketing related to the new model 4100 Cerebral Oximeter. The Company recently emerged from the development stage and had an accumulated deficit of $40,450,693 through August 31, 1998. The Company believes that its accumulated deficit will continue to increase for the foreseeable future.

         The Company derives its revenues from sales of Cerebral Oximeters and SomaSensors to its distributors and, since the June 1996 FDA clearance, to hospitals in the United States through its direct sales employees. The Company recognizes revenues when it ships its product to its distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. The Company's primary expenses, excluding the cost of its product, are selling, general and administrative and research, development and engineering, which are generally expensed as incurred. Since May 1994, the Company has exchanged model 3100A Cerebral Oximeters for its model 3100 Cerebral Oximeters. Until shipments of the model 4100 Cerebral Oximeter began in the first quarter of fiscal 1998, the Company refurbished the model 3100 Cerebral Oximeters it received and sold them approximately at cost in countries that do not require compliance with the standards met by the model 3100A. In the first three quarters of 1998, the Company offered to exchange model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters (which the Company scraps) and cash equal to the difference in sales prices of the two models. Such sales reduce the Company's average unit sales price and overall gross margin.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 1998




THREE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1997

         Net revenues increased by approximately $262,000, or 100%, from $261,506 in the three-month period ended August 31, 1997 to $523,222 in the three-month period ended August 31, 1998. The increase in revenues was primarily attributable to an increase in United States sales of approximately $183,000, from approximately $157,000 in the third quarter of fiscal 1997 to approximately $340,000 in the third quarter of fiscal 1998, and an increase in international sales of approximately $78,000, from approximately $105,000 in the third quarter of fiscal 1997 to approximately $183,000 in the third quarter of fiscal 1998. The increase in net revenues is primarily attributable to sales of the model 4100 Cerebral Oximeter and SomaSensor which the Company began shipping in the first quarter of fiscal 1998, purchases of the model 4100 by customers in the United States, stocking orders for the model 4100 Cerebral Oximeter from a new international distributor, and a 17% increase in the average selling price of Cerebral Oximeters due to (i) a change in the mix between sales directly to hospitals and sales through distributors and (ii) the higher price of the new model 4100 Cerebral Oximeter, partially offset by exchanges of model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters with existing customers. The sales increase for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 was also partially offset by approximately $37,000 of reduced shipments to Baxter Limited in Japan, which is delaying purchases until shipment of the model 4100 Cerebral Oximeter is permitted in Japan pursuant to Japanese Ministry of Health and Welfare approval. There can be no assurance as to when the application for such permission will be approved.

         Sales of model 4100 Cerebral Oximeters, model 4100 exchanges and refurbished model 3100 Cerebral Oximeters, model 3100A Cerebral Oximeters, and SomaSensors comprised approximately 61%, 11%, 0%, and 28%, respectively, of the Company's net revenues in the third quarter of fiscal 1998 and 0%, 10%, 52%, and 38%, respectively, of the Company's net revenues in the third quarter of fiscal 1997. Approximately 35% of the Company's net revenues in the third quarter of fiscal 1998 were export sales, compared to 40% of the Company's net revenues in the third quarter of fiscal 1997. One international distributor accounted for approximately 15% of net revenues for the three months ended August 31, 1998, and three international distributors accounted for approximately 37%, 15% and 11%, respectively, of total net revenues for the three months ended August 31, 1997.

         Gross margin as a percentage of net revenues for the quarters ended August 31, 1998 and August 31, 1997 was approximately 42% and 51%, respectively. Gross margin as a percentage of net revenues decreased in the third quarter ended August 31, 1998 from the third quarter of fiscal 1997 primarily because of the higher cost to the Company of the model 4100 Cerebral Oximeter as compared to the cost of the model 3100A and refurbished model 3100, the increased percentage of net revenues in the third quarter of fiscal 1998 from sales in connection with model 4100 exchanges as compared to third quarter 1997 refurbished model 3100 sales, and the higher cost to the Company of the SomaSensor in the third quarter of fiscal 1998. The decrease was partially offset by the higher average selling price realized by the Company for the new model 4100 Cerebral Oximeters.

         The Company's research, development and engineering expenses decreased approximately $82,000, or 32%, from $254,532 for the three months ended August 31, 1997 to $172,207 for the three months ended August 31, 1998. The decrease is primarily attributable to approximately $113,000 in decreased consulting fees and costs of development materials in fiscal 1998 in connection with the model 4100 Cerebral Oximeter, partially offset by an increase of approximately $30,000 related to development materials and costs associated with the Company's new sensor development projects.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 1998

         Selling, general and administrative expenses increased approximately $389,000, or 29%, from $1,329,834 for the three months ended August 31, 1997 to $1,718,389 for the three months ended August 31, 1998. The increase in selling, general and administrative expense is primarily attributable to a $279,000 increase in salaries, wages, commissions, and related expenses as a result of the additional employees, principally sales and marketing, hired since August 31, 1997 (from an average of 39 employees in the third quarter of fiscal 1997 to 48 employees in the third quarter of fiscal 1998), an $80,000 increase in selling-related expenses attributable to employee travel, industry trade shows, marketing and advertising, a $60,000 increase in employee and office-related expenses, a $47,000 increase in investor relations and professional service fees, and a $45,000 increase in bad debt expense related to the termination of two United States distributor relationships as part of the Company's planned expansion of the direct sales force within several domestic territories, partially offset by a $118,000 decrease in miscellaneous expense primarily attributable to the additional inventory obsolescence reserve recorded in the third quarter of fiscal 1997 for model 3100 and 3100A inventory parts. The Company expects selling, general and administrative expenses to increase in the fourth quarter of fiscal 1998 primarily as a result of the sales and marketing costs associated with Company's participation in two major industry trade shows.

         For the three-month period ended August 31, 1998, the Company realized a 14% increase in its net loss over the same period in fiscal 1997. The increase is primarily attributable to lower gross margins as a percentage of net revenues and a 19% increase in operating expenses, partially offset by a 100% increase in net revenues and increased interest income.

NINE MONTHS ENDED AUGUST 31, 1998 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1997

         Net revenues increased by approximately $821,000, or 81%, from $1,016,424 in the nine-month period ended August 31, 1997 to $1,837,273 in the nine-month period ended August 31, 1998. This increase in net revenues was primarily attributable to approximately $1,014,000 of sales in the United States in the first three quarters of fiscal 1998, compared to $423,000 in the first three quarters of fiscal 1997, and approximately $823,000 of sales internationally in the first three quarters of fiscal 1998, compared to $593,000 in the first three quarters of fiscal 1997. The increase in net revenues is primarily attributable to sales of the model 4100 Cerebral Oximeter and SomaSensor which the Company began shipping in the first quarter of fiscal 1998, stocking orders for the model 4100 Cerebral Oximeter from both existing distributors and new international distributors, purchases of the model 4100 by customers in the United States, and a 23% increase in the average selling price of Cerebral Oximeters due to (i) a change in the mix between sales directly to hospitals and sales through distributors and (ii) the higher price of the new model 4100 Cerebral Oximeter, partially offset by exchanges of model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters with existing customers. The sales increase for the first three quarters of fiscal 1998 as compared to the first three quarters of fiscal 1997 was also partially offset by approximately $271,000 of reduced shipments to Baxter Limited in Japan, which is delaying purchases until shipment of the model 4100 Cerebral Oximeter is permitted in Japan pursuant to Japanese Ministry of Health and Welfare approval. There can be no assurance as to when the application for such permission will be approved.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 1998


         Sales of model 4100 Cerebral Oximeters, model 4100 exchanges and refurbished model 3100 Cerebral Oximeters, model 3100A Cerebral Oximeters, and SomaSensors comprised approximately 63%, 11%, 3%, and 23%, respectively, of the Company's net revenues in the first three quarters of fiscal 1998 and 0%, 9%, 65%, and 26%, respectively, of the Company's net revenues in the first three quarters of fiscal 1997. Approximately 45% of the Company's net revenues in the first three quarters of fiscal 1998 were export sales, compared to 59% of the Company's net revenues for the same period in fiscal 1997. One United States distributor accounted for approximately 14% of net revenues for the nine months ended August 31, 1998; however, this distributor relationship was terminated during the third quarter of 1998 as part of the Company's planned expansion of the direct sales force within several domestic territories. Two international distributors and one United States distributor accounted for approximately 32%, 12%, and 11%, of total net revenues for the same period ended August 31, 1997.

         Gross margin as a percentage of net revenues for the nine-month periods ended August 31, 1998 and August 31, 1997 was approximately 46% and 48%, respectively. Gross margin as a percentage of net revenues decreased in the nine-month period ended August 31, 1998 from the same period of fiscal 1997 primarily because of the higher cost to the Company of the model 4100 Cerebral Oximeter as compared to the cost of the model 3100A and refurbished model 3100, the increased percentage of net revenues in the first three quarters of fiscal 1998 from sales in connection with model 4100 exchanges as compared to sales of refurbished model 3100 units in the first three quarters of 1997, the higher cost to the Company of the SomaSensor in the nine-month period ended August 31, 1998, and the decrease in the average selling price realized by the Company for SomaSensors in the first three quarters of fiscal 1998. The decrease was partially offset by the higher average selling price realized by the Company for the new model 4100 Cerebral Oximeters.

         The Company's research, development and engineering expenses decreased approximately $158,000, or 24%, from $658,717 for the nine-month period ended August 31, 1997 to $500,832 for the nine-month period ended August 31, 1998. The decrease is primarily attributable to approximately $174,000 in decreased consulting fees and costs of development materials in fiscal 1998 in connection with the model 4100 Cerebral Oximeter, partially offset by an increase of approximately $23,000 related to development materials and costs associated with the Company's new sensor development projects.

         Selling, general and administrative expenses increased approximately $587,000, or 14%, from $4,102,726 for the nine-month period ended August 31, 1997 to $4,689,477 for the nine-month period ended August 31, 1998. The increase in selling, general and administrative expense is primarily attributable to a $471,000 increase in salaries, wages, commissions and related expenses as a result of the additional employees, principally sales and marketing, hired since August 31, 1997 (from an average of 35 employees in the nine-month period ended August 31, 1997 to 46 employees in the same period of fiscal 1998), a $232,000 increase in selling-related expenses attributable to employee travel, industry trade shows, marketing and advertising, a $77,000 increase in employee and office-related expenses, and a $42,000 increase in accrued warranty expense for sales of new products, partially offset by a $143,000 decrease in professional service fees and regulatory certification fees and a $94,000 decrease in miscellaneous expense primarily attributable to the additional inventory obsolescence reserve recorded in the third quarter of fiscal 1997 for model 3100 and 3100A inventory parts.

         For the nine-month period ended August 31, 1998, the Company realized a 1% decrease in its net loss over the same period in fiscal 1997. The decrease is primarily attributable to an 81% increase in net revenues and increased interest income, partially offset by a 9% increase in operating expenses and lower gross margins as a percentage of net revenues.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 1998


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the nine-month period ended August 31, 1998 was approximately $5,081,000. Cash was used primarily to (i) fund the Company's net loss, primarily selling, general and administrative expenses and research, development and engineering expenses (approximately $4,012,000, net of depreciation and amortization expense), (ii) increase inventories of the model 4100 Cerebral Oximeter and its components (approximately $400,000), (iii) increase accounts receivable (approximately $441,000) primarily due to higher sales in the second and third quarters of fiscal 1998 than in the fourth quarter of fiscal 1997, and (iv) decrease accounts payable and accrued liabilities (approximately $242,000) resulting from the use of some of the proceeds from the public offering. Management expects working capital requirements to increase if sales increase. The Company capitalized approximately $318,000 of costs for model 4100 Cerebral Oximeters being used as demonstration units during the first three quarters of fiscal 1998. The Company expects to depreciate these costs as a marketing expense over three years.

         On April 8, 1998, the Company completed the public offering of 1,750,000 newly-issued Common Shares, at a price of $5.75 per share, for gross proceeds of $10,062,500, through an offering underwritten by Brean Murray & Co., Inc. The net proceeds to the Company, after deducting the underwriting discount and the estimated expenses of the offering, were approximately $9,100,000.

         On June 12, 1998, the Company entered into a $2,000,000 Revolving Note and a Pledge Agreement with Fifth Third Bank of Northwestern Ohio, N.A.. The principal amount outstanding under the note bears interest, payable monthly, at the bank's prime rate (8.5% as of September 25, 1998), is collateralized by all property of the Company held at the bank, including marketable securities, and is intended to be used for general corporate purposes, if necessary. The Company has not borrowed any money under the line of credit. The line of credit expires March 31, 1999. Before that date, the bank may, but is not obligated to, lend the Company such amounts as may from time to time be requested by the Company, up to $2,000,000 if no Event of Default shall exist. Events of default include failure to furnish satisfactory additional security on demand or the bank deeming itself insecure. The Company has no other loan commitments.

         As of August 31, 1998 the Company has working capital of $9,247,446, cash and cash equivalents of $3,332,718, marketable securities of $4,936,981, total current liabilities of $546,405 and shareholder's equity of $9,899,730.

         The Company believes that the cash, cash equivalents, and marketable securities on hand at August 31, 1998 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second quarter of fiscal 2000. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 1998


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

         As of August 31, 1998, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and April 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of September 25, 1998. In addition, the placement agents and their transferees hold warrants to purchase 64,394 Common Shares exercisable at $12.50 per share and 15,000 warrants exercisable at $14.40 per share. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares.

         The Company's only current loan commitment is described above.

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

YEAR 2000 COMPLIANCE

         The Company does not expect the cost of converting its computer systems to year 2000 compliance will be material to its financial condition or results of operations. The Company, together with its independent network consultant, has completed the evaluation of its hardware and software, and has begun the process of purchasing the hardware and software necessary to replace what was determined to be non-compliant. The Company expects to begin implementation of any new hardware and software during the fourth quarter of fiscal 1998, and anticipates completing the conversion by the first quarter of fiscal 1999. The Company estimates that the total costs associated with the implementation of the new computer system, including hardware, software, and related consulting fees, will approximate $100,000. Because the Company expects its system to be year 2000 compliant by the first quarter of fiscal 1999, it has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. The Company has considered the cost of upgrading its older products to make them year 2000 compliant, and does not believe that such costs will be material to the Company's financial condition or results of operations. The Company has also corresponded with its major vendors, as well as a sampling of both its United States and international customers, to determine their state of readiness with respect to year 2000 compliance. Based on the responses from the vendors and customers, the Company does not anticipate any disruption to its operations as a result of year 2000 compliance failure, and does not expect any material effect to its financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                            PART II OTHER INFORMATION


Item 5.  Other Information

         The Company must receive notice of any proposals of shareholders that are intended to be presented at the Company's 1999 Annual Meeting of Shareholders, but that are not intended to be considered for inclusion in the Company's Proxy Statement and Proxy related to that meeting, no later than December 21, 1998 to be considered timely. Such proposals should be sent by certified mail, return receipt requested and addressed to Somanetics Corporation, 1653 East Maple Road, Troy, Michigan 48083-4208, Attention:
Investor Relations Department. If the Company does not have notice of the matter by that date, the Company's form of proxy in connection with that meeting may confer discretionary authority to vote on that matter, and the persons named in the Company's form of proxy will vote the shares represented by such proxies in accordance with their best judgment.


Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              10.1 Revolving Note from Somanetics Corporation to Fifth Third Bank of Northwestern Ohio, N.A., dated June 12, 1998

              27.1     Financial Data Schedule.

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Somanetics Corporation
                                           ------------------------------
                                           (Registrant)




Date:    September 30, 1998                By:/s/ Raymond W. Gunn
         ---------------------------          ---------------------------
                                           Raymond W. Gunn
                                           Executive Vice President and Chief
                                           Financial Officer (Duly Authorized
                                           and Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT                            DESCRIPTION
-------                            -----------

10.1 Revolving Note from Somanetics Corporation to Fifth Third Bank of Northwestern Ohio, N.A., dated June 12, 1998.

27.1           Financial Data Schedule.