Form 10-K405
period 1998-11-30
SOMANETICS CORP
filed 1999-02-17
CIK 704328

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

For the fiscal year ended NOVEMBER 30, 1998 OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from       TO              Commission File No. 0-19095
                               ------   ------

                             SOMANETICS CORPORATION
             (Exact name of Registrant as specified in its charter)

                 MICHIGAN                                          38-2394784
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
               organization)

                                                                   48083-4208
   1653 EAST MAPLE ROAD, TROY, MICHIGAN                            (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (248) 689-3050

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON SHARES, PAR VALUE $.01 PER SHARE
       --------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Shares held by non-affiliates of the Registrant as of February 12, 1999, computed by reference to the closing sale price as reported by Nasdaq on such date, was approximately $16,300,900.

         The number of the Registrant's Common Shares outstanding as of
                        February 12, 1999 was 6,035,597

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders, scheduled to be held April 13, 1999, are incorporated by reference in Part III, if the Proxy Statement is filed no later than March 30, 1999.





================================================================================

                             SOMANETICS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

                                TABLE OF CONTENTS




                                                          PART I
                                                                                                                   PAGE
   Item 1.     Business  ....................................................................................        2
   Item 2.     Properties....................................................................................       14
   Item 3.     Legal Proceedings.............................................................................       14
   Item 4.     Submission of Matters to a Vote of Security Holders...........................................       14
   Supplemental Item.  Executive Officers of the Registrant..................................................       15
                                                          PART II
   Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters.........................       17
   Item 6.     Selected Financial Data.......................................................................       18
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........       19
   Item 7A     Quantitative and Qualitative Disclosures About Market Risk....................................       25

   Item 8.     Financial Statements and Supplementary Data...................................................       26
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........       40
                                                          PART III
  Item 10.     Directors and Executive Officers of Registrant................................................       41
  Item 11.     Executive Compensation........................................................................       41
  Item 12.     Security Ownership of Certain Beneficial Owners and Management................................       41
  Item 13.     Certain Relationships and Related Transactions................................................       41
                                                          PART IV
  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................       42

                                     PART I

ITEM 1.  BUSINESS



THE COMPANY

    Somanetics Corporation ("Somanetics" or the "Company") was incorporated in 1982 and develops, manufactures and markets the INVOS(R) Cerebral Oximeter (the "Cerebral Oximeter"), the only FDA-cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. The Cerebral Oximeter was developed to meet the need for information about oxygen in the brain, the organ least tolerant of oxygen deprivation. Brain oxygen information, therefore, is important, especially in surgical procedures requiring general anesthesia and in other critical care situations with a high risk of brain oxygen imbalances. The Company targets surgical procedures with a high risk of brain oxygen imbalances, such as cardiovascular and vascular surgeries and surgeries on elderly patients involving abnormal blood pressure. Surgeons, anesthesiologists and other medical professionals use the Cerebral Oximeter to identify brain oxygen imbalances and take corrective action, potentially improving patient outcome and reducing the cost of care.

    The Cerebral Oximeter is a relatively inexpensive, portable and easy-to-use monitoring system placed at a patient's bedside in hospital critical care areas, especially operating rooms, recovery rooms, intensive care units ("ICUs") and emergency rooms. It is comprised of (i) a portable unit including a computer and a display monitor, (ii) dual single-use, disposable sensors, the SomaSensors(R),
(iii) proprietary software and (iv) a preamplifier cable. SomaSensors can be adhered to both sides of a patient's forehead to offer bi-lateral monitoring and are connected to the computer through the preamplifier cable. The computer uses the Company's proprietary software to analyze information received from the SomaSensor and provides a continuous digital and trend display on the monitor of an index of the oxygen saturation in the area of the brain under the SomaSensor. Users of the Cerebral Oximeter will be required to purchase disposable SomaSensors on a regular basis because of their single-use nature. Shipments of the model 4100 Cerebral Oximeter began in the first quarter of fiscal 1998.

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

    Brain oxygen information is important in surgical procedures requiring general anesthesia, in other critical care situations with a high risk of brain oxygen imbalances, as well as in the treatment of patients with head injuries or strokes. These procedures include cardiovascular and vascular surgeries, surgeries on elderly patients involving abnormal blood pressure, any neurosurgery, major surgeries involving the neck, transplant surgeries, treatment of patients with diseases resulting from high blood pressure, lung problems, or head, organ or heart injuries and treatment of patients suffering from strokes. These patients are most commonly found in operating rooms as well as in the other critical care areas of hospitals, especially recovery rooms, ICUs and emergency rooms. The Company believes that medical professionals need immediate and continuous information about changes in the oxygen levels in the blood in the brain to identify brain oxygen imbalances. After they are alerted to such imbalances, medical professionals have the information to take corrective action through the introduction of medications, anesthetic agents or mechanical intervention, potentially improving patient outcome and reducing the costs of care. Immediate and continuous information about changes in brain oxygen levels also provides immediate feedback regarding the adequacy of the selected therapy. Equally important, without information about brain oxygen levels, therapy that may not be necessary might be initiated to assure adequate brain oxygen levels. Unnecessary therapy can have an adverse impact on patient safety and increase hospital costs.

    A 1997 independent industry report estimates that there are approximately 62,000 operating rooms worldwide performing approximately 48 million surgeries involving general anesthesia every year. Industry sources estimate that, in 1993, there were more than 4.4 million surgeries involving the heart or the blood vessels around the heart in the United States. Such surgeries include more than 600,000 open heart surgeries and 89,000 endarterectomies (the removal of blockage in the artery). Industry sources estimate, based on a 1985 survey, that there were more than 26,800 operating rooms in the United States and, based on a 1993 survey, that there were more than 6,100 ICU's in the United States with more than 90,000 beds.

    Currently, several different methods are used to detect one or more of the factors affecting brain oxygen levels or the effects of brain oxygen imbalances. These methods include invasive jugular bulb catheter monitoring, transcranial Doppler, electroencephalograms ("EEG"), intracranial pressure monitoring and neurological examination. These methods have not been widely adopted to monitor brain oxygen levels in critical care situations for a variety of reasons. The use of any of these methods is limited because it is either expensive, difficult or impractical to use as a brain monitor, invasive, not available under certain circumstances (such as when the patient is unconscious or has suppressed neural activity), not able to measure all of the factors that may affect brain oxygen imbalances, not organ specific, not able to provide continuous information or able to measure only the effects of brain oxygen imbalances.

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

    Target Surgical Procedures With a High Risk of Brain Oxygen Imbalances. The Company targets surgical procedures with a high risk of brain oxygen imbalances, such as cardiovascular and vascular surgeries and surgeries on elderly patients involving abnormal blood pressure. The Company believes that the medical professionals involved in these surgeries are the most aware of the risks of brain damage resulting from brain oxygen imbalances. Therefore, the Company believes that it will be easier to demonstrate the clinical benefits of the Cerebral Oximeter and potentially gain market acceptance for its product in connection with these surgeries.

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

    Expand Marketing and Sales Activities. The Company has established a distribution network consisting of its direct sales employees and distributors. The Company is expanding its marketing and sales efforts to increase the medical community's exposure to its INVOS technology and the Cerebral Oximeter, including continued participation in trade shows and medical conferences and increased product evaluations. The Company is aggressively marketing its product through its existing sales force and leverages its sales resources through the use of its distributors, including Baxter Limited in Japan.

    Develop Additional Applications of the Cerebral Oximeter. The Company is in the process of developing product-line extensions of the Cerebral Oximeter for use on children and newborns. The Company believes that these natural extensions of its existing product will increase the market for the Cerebral Oximeter without the more significant development efforts required for entirely new products. Research being conducted on children and newborns is expected to result in a Somasensor that can fit smaller heads. The Company believes that non-invasive monitoring is especially important in this patient population, as they generally have lower oxygen reserves than adults, have less blood volume from which to make invasive blood gas measurements and are less tolerant of painful skin punctures and infections.

    License Its Technology to Medical Device Manufacturers. The Company plans to license its Cerebral Oximeter technology to other medical device manufacturers to expand the installed base of Cerebral Oximeters and increase the demand for SomaSensors. Such a license might be made to a company interested in incorporating the Cerebral Oximeter into a multi-function monitor. The Company believes that such an arrangement could provide another distribution channel for the Company's Cerebral Oximeter. The Company, however, has no current commitments for any such licenses.

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

    The Cerebral Oximeter monitoring system is comprised of (i) a portable unit including a computer and a display monitor, (ii) dual single-use, disposable sensors, the SomaSensors, (iii) proprietary software and (iv) a preamplifier cable. SomaSensors can be adhered to both sides of a patient's forehead to offer bi-lateral monitoring and are connected to the computer through the preamplifier cable. The SomaSensor continuously transmits and receives predetermined wavelengths of light sent through the scalp, muscle and skull into the brain tissue. The computer receives the information about the intensity of the light scattered by the blood and tissue in the area being monitored. The computer uses the Company's proprietary software to analyze this information and provide a continuous digital and trend display on the monitor of an index of the oxygen saturation in the area of the brain under the SomaSensor.

    The portable unit includes a menu-driven user interface which provides easy access for setting high and low audible alarms and permits a customized display format and data retrieval. Single-function keys offer a convenient means of powering the Cerebral Oximeter, silencing alarms, marking important events and printing results that can be stored for up to 24 hours and retrieved by a variety of standard, commercially available printers. The model 4100 Cerebral Oximeter measures approximately 9 inches wide, 8 inches high, and 8 inches deep and weighs approximately 15 pounds.

    The suggested list prices for the model 4100 Cerebral Oximeter and the SomaSensor in the United States are $11,995 and $35, respectively. Users of the Cerebral Oximeter will be required to purchase disposable SomaSensors on a regular basis. The SomaSensor may only be used once because after one use it may become contaminated and its effectiveness is not warranted by the Company. The Company provides a one-year warranty on the Cerebral Oximeter, which the Company will satisfy by repairing or exchanging those units in need of repair. The Company also expects to offer maintenance agreements and service for the Cerebral Oximeter for a fee after the warranty expires.

    The following table summarizes the principal features and related benefits of the Cerebral Oximeter:


               FEATURES                                            BENEFITS
      ---------------------------                 -------------------------------------------
      FDA-cleared                                 - Access to United States and certain foreign markets
      Non-invasive                                - Consistent with market trend toward less invasive medical procedures
                                                  - No risk to patients and medical professionals
                                                  - No added patient recovery costs
      Continuous Information                      - Immediate information regarding brain oxygen imbalances
                                                  - Real-time guide to therapeutic interventions
      New Organ-Specific Information              - Provides information about oxygen imbalances in both sides of the brain
      Relatively Inexpensive                      - Low cost relative to other brain monitors and medical
                                                    devices
                                                  - Small portion of the cost of the procedures in
                                                    which it is used
                                                  - New information can potentially improve patient outcome and reduce the cost of care
      Easy-to-Use                                 - Does not require a trained technician to operate or interpret
                                                  - Automatic SomaSensor calibration
                                                  - Simple user interface and controls
                                                  - Audible alarm limits
      Effective in Difficult Circumstances        - Provides information when
                                                    the patient is unconscious,
                                                    lacks a strong peripheral
                                                    pulse or has suppressed
                                                    neural activity,
                                                    specifically during cardiac
                                                    arrest, hypothermia,
                                                    hypertension, hypotension
                                                    and hypovolemia
                                                  - Indicates oxygen imbalances in the brain, not just blood flow, oxygenation of the arteries or the effects of
                                                    imbalances
      Portable                                    - Placed at patient's bedside



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

RESEARCH AND DEVELOPMENT

    The Company is currently focusing its research and development efforts on product-line extensions of the Cerebral Oximeter for use on children and newborns and enhancements to the SomaSensor. The Company is currently sponsoring clinical studies of the Cerebral Oximeter for use on children and newborns, and is redesigning the SomaSensor for use on smaller heads. The Company believes that non-invasive monitoring is especially important in this patient population, as they generally have lower oxygen reserves than adults, have less blood volume from which to make invasive blood gas measurements, and are less tolerant of painful skin punctures and infections.

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

    In October 1997, NeuroPhysics Corporation was awarded a $746,000 Phase II contract from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health. This award follows the completion of a Phase I contract during which NeuroPhysics demonstrated the conceptual feasibility of its non-invasive method for monitoring fetal cerebral oxygen during labor and delivery. The Phase II award is being used to continue the development of this technology, assemble a prototype fetal cerebral oximeter based on the new method, and conduct animal and human studies. If Phase II is successful, it is expected to be followed by the development of a product and clinical trials in Phase III.

    The Company is considering giving a 120-day notice to terminate the consulting arrangement with NeuroPhysics Corporation because of the cost to the Company to pursue these new products. During the 120-day period, the Company would pursue alternative funding options to preserve the nature of the relationship with NeuroPhysics Corporation and the prospects of these four new products.

    During fiscal years 1998, 1997 and 1996 the Company spent $664,874, $736,427 and $235,354, respectively, on research, development and engineering.

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

    The Company markets the Cerebral Oximeter primarily to cardiovascular and vascular surgeons, neurosurgeons and anesthesiologists. The Company believes that these specialists are the medical professionals most aware of the risks of brain damage resulting from brain oxygen imbalances. The Company and its distributors have concentrated their sales efforts on the major teaching hospitals in the United States and selected foreign markets in which the Company has commenced commercial sales, and on other large United States hospitals, especially those the Company considers opinion leaders. In addition, the Company is sponsoring discussions among physicians who have used the Cerebral Oximeter about its clinical benefits.

    The Company believes that favorable peer review is a key element to a product's success in the medical equipment industry. Accordingly, the Company supports clinical research programs with third-party clinicians and researchers intended to demonstrate the need for, and clinical benefits of, the Cerebral Oximeter with the specific objective of publishing the results in peer-reviewed journals. The research consists primarily of comparing the measurements obtained from the Cerebral Oximeter to the data obtained from existing diagnostic methods, including EEG, transcranial Doppler and invasive jugular bulb catheter monitoring or reports of the results of the use of the Cerebral Oximeter in various procedures. The Company attends trade shows and medical conferences in order to introduce and promote the Cerebral Oximeter and to meet medical professionals with an interest in submitting peer-reviewed papers to appropriate medical journals and to major national meetings. In fiscal year 1998, a total of 44 presentations concerning the Cerebral Oximeter (some of which contained the same subject matter) were made at 32 meetings, and 19 peer-reviewed articles mentioning the Cerebral Oximeter were published. Also, in October 1998, at the American Society of Anesthesiologists annual meeting, a researcher received the first place award from the Society for Technology in Anesthesia for research related to cerebral oximetry.

SALES AND DISTRIBUTION

    The Company sells the Cerebral Oximeter through its direct sales force and independent distributors. The Company has engaged distributors to provide it with increased geographic coverage and local sales contacts. In the United States, the Company sells the Cerebral Oximeter through its 20 direct salespersons and 3 clinical specialists covering 36 states exclusively and supporting four independent distributors in the other 14 states and Puerto Rico. Sales compensation and incentive plans are designed to motivate the Company's direct sales force by making half of their targeted compensation dependent on meeting targeted sales levels. The Company believes that the minimum selling cycle for new medical devices is approximately six to nine months.

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

    The Company did not have any backlog of firm orders as of January 20, 1999. Its backlog of firm orders for its model 4100 Cerebral Oximeter as of January 20, 1998 is a result of the time between the product's introduction in October 1997 and its first shipment in the first quarter of fiscal 1998. The Company does not believe that its backlog is indicative of trends in its business.

    Internationally, the Company has distribution agreements with 13 independent distributors covering 51 countries for the model 4100 Cerebral Oximeter. In March 1995, the Company engaged Baxter Limited as its exclusive distributor in Japan. In January 1999, Baxter Limited was licensed by the Japanese Ministry of Health and Welfare (JMH&W) to market the INVOS 4100 Cerebral Oximeter in Japan.

    During fiscal 1998, the Company began a no-cap sales program whereby the Company ships the model 4100 Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase a minimum quantity of SomaSensors, on a monthly basis, at a premium for a stated period of time. Currently, the Company expenses the cost of the Cerebral Oximeter upon shipment, and recognizes revenue as the SomaSensors are shipped to the customer.

    For a description of sales to major customers, see Note 10 of Notes to Financial Statements included in Item 8 of this Report. The Company's distributor in Japan was the Company's largest customer in fiscal 1997 and 1996. The Company is dependent on its sales to Baxter Limited in Japan, and the loss of Baxter Limited as a customer would have an adverse effect on the Company's business, financial condition and results of operations.

    The Company's export sales for the fiscal years ended November 30, 1998, 1997 and 1996 were approximately $959,000, $689,000 and $745,000, respectively. See Note 10 of Notes to Financial Statements. For a description of the breakdown of sales between model 4100 Cerebral Oximeters, model 3100A Cerebral Oximeters, model 4100 exchanges and refurbished model 3100 Cerebral Oximeters, and SomaSensors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

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

    On June 11, 1998, the Company received ISO 9001 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing the Company to continue to market its products in the European Economic Community.

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

    The medical equipment industry is characterized by intense competition and extensive research and development. Other companies and individuals are engaged in research and development of non-invasive cerebral oximeters, and the Company believes there are many other potential entrants into the market. Some of these potential competitors have well established reputations, customer relationships and marketing, distribution and service networks, and have substantially longer histories in the medical equipment industry, larger product lines and greater financial, technical, manufacturing, research and development and management resources than those of the Company. Many of these potential competitors have long-term product supply relationships with the Company's potential customers. These potential competitors may succeed in developing products that are at least as reliable and effective as the Company's product, that make additional measurements, or that are less costly than the product developed by the Company. These potential competitors may be more successful than the Company in manufacturing and marketing their products and may be able to take advantage of the significant time and effort invested by the Company to gain medical acceptance of cerebral oximetry. In addition, two patents issued to an unaffiliated third party and relating to cerebral oximetry expired in 1998, making that technology generally available and potentially helping the development of competing products. See "Market Overview."

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

PROPRIETARY RIGHTS INFORMATION

    The Company has fourteen United States patents and fifteen related patents in various foreign countries. The Company's patents basically cover methods and apparatus for introducing light into a body part and receiving, measuring and analyzing the resulting light and its interaction with tissue. Such methods also involve receiving, measuring and analyzing the light transmissivity of various body parts of a single subject, as well as of body parts of different subjects which provides a standard against which a single subject can be compared. Although the Company believes that one or more of its issued patents cover some of the underlying technology used in the Cerebral Oximeter, only nine of the issued patents expressly refer to examination of the brain or developments involving the Cerebral Oximeter.

    The Company's initial United States patent, covering the in vivo tissue examination technology developed in conjunction with the INVOS 2100 and its predecessor, the SOMA 100, was allowed and issued in 1986 and will expire on October 14, 2003. The corresponding Canadian patent was issued in 1987, the corresponding European Community patent was issued in 1990 with related patents issued in the ten Western European countries which were then member states, and the corresponding Japanese patent was issued in 1991. The Company's fourteen additional United States patents expire on various dates from February 2005 to December 2014. The Company also has three patent applications pending in the United States and several pending patent applications filed in various foreign countries, with respect to other aspects of its technology relating to the interaction of light with tissue.

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

    A medical device may be marketed in the United States only with prior authorization from the FDA unless it is subject to a specific exemption. Devices classified by the FDA as posing less risk than class III devices are categorized as class I or II and are eligible to seek "510(k) clearance." Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use to a class I or II device already legally on the market or to a "preamendment" class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not called for PMA applications (as defined below). The FDA in recent years has been requiring a more rigorous demonstration of substantial equivalence than in the past, including requiring clinical trial data in some cases. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. The Company believes that it now usually takes from three to six months from the date of submission to obtain 510(k) clearance, but it can take substantially longer. There can be no assurance that any of the Company's devices or device modifications will receive 510(k) clearance in a timely fashion, or at all. The Cerebral Oximeter has been categorized as a class II device.

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

    In June 1992, the Company received 510(k) clearance from the FDA to market the Cerebral Oximeter in the United States for use on adults. The Company began commercial shipments of Cerebral Oximeters and SomaSensors in May 1993. In November 1993, the Company received notification that the FDA had rescinded the Company's 510(k) clearance to market the Cerebral Oximeter. As a result, all commercial sales of the Company's product were suspended. In February 1994, the Company resumed marketing its product in several foreign countries. In June 1996, the Company received 510(k) clearance from the FDA to market the Cerebral Oximeter, including the SomaSensor, in the United States. In October 1997, the Company obtained FDA clearance for new advances in its INVOS technology that are incorporated in its model 4100 Cerebral Oximeter. The model 4100 Cerebral Oximeter was introduced in October 1997 and shipments began in the first quarter of fiscal 1998.

    In October 1997, the Company obtained FDA clearance for advances in its INVOS technology that are incorporated in its model 4100 Cerebral Oximeter. The Company has made additional changes to the model 3100A Cerebral Oximeter that resulted in the model 4100 Cerebral Oximeter. The Company does not believe that these changes affect the safety or efficacy of the Cerebral Oximeter and, therefore, the Company believes that these changes do not require the submission of a new 510(k) notice. There can be no assurance, however, that the FDA would agree with the Company's determination not to submit a new 510(k) notice for the model 4100 Cerebral Oximter or that the FDA would not require the Company to submit a new 510(k) notice for any changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for its model 4100 Cerebral Oximeter or for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

    Any devices manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Quality System Regulation ("QSR") requirements, which include testing, control, documentation and other quality assurance procedures. Manufacturers must also comply with Medical Device Reporting requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

    The Company is subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements and other applicable regulations. The most recent FDA QSR inspection occurred in May 1997. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.

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

INSURANCE

    Because the Cerebral Oximeter is intended to be used in hospital critical care units with patients who may be seriously ill or may be undergoing dangerous procedures, the Company may be exposed to serious potential products liability claims. The Company has obtained products liability insurance with a liability limit of $2,000,000. The Company also maintains coverage for property damage or loss, general liability, business interruption, travel-accident, directors' and officers' liability and workers' compensation. The Company does not maintain key-man life insurance.

EMPLOYEES

    As of February 1, 1999, the Company employed 46 full-time individuals, including 26 in sales and marketing, five in research and development, eight in general and administration and seven in manufacturing, quality and service, and two part-time employees. The Company also uses two consultants. The Company believes that its future success is dependent, in large part, on its ability to attract and retain highly qualified managerial, marketing and technical personnel. The Company's employees are not represented by a union or subject to a collective bargaining agreement. The Company believes that its relations with its current employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    The Company is located in Troy, Michigan and has no other locations. The Company's export sales for the fiscal years ended November 30, 1998, 1997 and 1996 were approximately $959,000, $689,000 and $745,000, respectively. See Note 10 of Notes to Financial Statements included in Item 8 of this Report.

ITEM 2.  PROPERTIES

    The Company leases 23,392 square feet of office, manufacturing and warehouse space in Troy, Michigan, of which approximately 12,000 square feet is office space for sales and marketing, engineering, accounting and other administrative activities. The lease agreement was extended in fiscal 1997, with the extension commencing January 1, 1998 and expiring December 31, 1999. The extension also provides the Company with an option to extend for another year under the same terms and conditions. The minimum monthly lease payment for the extended term is approximately $14,700, excluding other occupancy costs. The Company believes that, depending on sales of the Cerebral Oximeter, its current facility is more than suitable and adequate for its current needs, including assembly of the Cerebral Oximeter by the Company and conducting Company operations in compliance with prescribed FDA/QSR guidelines and will allow for substantial expansion of the Company's business and number of employees. Effective March 1, 1998, the Company discontinued subleasing a portion of its warehouse space. Prior to March 1, 1998, this space was sublet on a month-to-month basis for $2,700 per month.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 1998.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The current executive officers of the Company and the positions held by them are as follows:


                                 Executive
          Name                 Officer Since    Age                     Position
          ----                 -------------    ---                     --------
Bruce J. Barrett                   6/94         39    President and Chief Executive Officer
Raymond W. Gunn                    2/91         40    Executive Vice President, Chief Financial Officer, and Treasurer
Richard S. Scheuing                1/98         43    Vice President, Research and Development
Mary Ann Victor                    1/98         41    Vice President, Communications and Administration, and Secretary
Ronald A. Widman                   1/98         48    Vice President, Medical Affairs
Pamela A. Winters                  1/98         40    Vice President, Operations


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

     Mr. Richard S. Scheuing has served as the Company's Vice President, Research and Development since January 1998. From March 1993 to January 1998, he served as the Company's Director of Research and Development. He joined the Company in 1991 as its Director of Mechanical Engineering. He is an inventor on four of the Company's issued patents, and one patent that is pending. Before joining the Company, he was Director of Mechanical Engineering for Irwin Magnetic Systems, Inc. from 1987 until 1991 and was a Development Engineer with the Sarns division of Minnesota Mining and Manufacturing Company ("3M") from 1982 to 1987. He received a B.S. degree in mechanical engineering from the University of Michigan.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


    The Common Shares trade on The Nasdaq SmallCap Market under the trading symbol "SMTS." The following table sets forth, for the periods indicated, the range of high and low closing sales prices as reported by Nasdaq. The prices set forth below have been adjusted to give effect to the 1-for-10 reverse stock split of the Common Shares effected on April 10, 1997.


                                                                          HIGH         LOW
                                                                          ----         ---
                     Fiscal Year Ended November 30, 1997
                       First Quarter..................................  $  15.00    $   5.63
                       Second Quarter.................................     11.25        3.38
                       Third Quarter..................................      4.19        3.13
                       Fourth Quarter.................................      8.13        3.00

                     Fiscal Year Ended November 30, 1998
                       First Quarter..................................  $   6.50    $   4.50
                       Second Quarter ................................      6.50        4.13
                       Third Quarter .................................      5.00        2.13
                       Fourth Quarter ................................      2.25        1.56



    As of February 12, 1999, the Company had 597 shareholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data as of November 30, 1998, 1997, 1996, 1995 and 1994, and for each of the years in the five-year period ended November 30, 1998 have been derived from the audited financial statements of the Company, certain of which appear in Item 8 of this Report, together with the report of Deloitte & Touche LLP, independent auditors, whose report includes an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern. The selected financial data should be read in conjunction with the financial statements and notes thereto included in
Item 8 of this Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report.


                                                                    FISCAL YEAR ENDED NOVEMBER 30,
                                                     ----------------------------------------------------------
                                                     1998            1997          1996          1995         1994
                                                     ----            ----          ----          ----         ----
                                                                  (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues (1)............................        $2,491         $ 1,212        $   778      $ 1,336       $   938
Cost of sales...............................         1,326             631            385          658           464
Gross margin................................         1,165             580            393          678           474
Research, development and  engineering
     expenses...............................           665             736            235          286           550
Selling, general, and administrative
     expenses...............................         6,347           6,238          3,550        3,303         4,347
Net loss....................................        (5,470)         (6,155)        (3,304)      (2,818)       (4,332)
Net loss per Common Share - Basic and
      Diluted (2)...........................         (1.01)          (1.88)         (1.77)       (1.67)        (3.41)

Weighted average number of Common Shares
     outstanding (2)........................         5,422           3,272          1,867        1,684         1,270



                                                                            AT NOVEMBER 30,
                                                      ----------------------------------------------------------
                                                      1998           1997         1996         1995         1994
                                                      ----           ----         ----         ----         ----
                                                                             (in thousands)
    BALANCE SHEET DATA:
    Cash and marketable securities.............   $   6,894      $   4,603     $   3,292   $     941     $   2,405
    Working capital............................       7,633          4,511         3,862       1,846         2,982
    Total assets...............................       9,047          5,677         4,672       2,861         4,327
    Total liabilities..........................         629            788           618         568           808
    Long-term debt and redeemable Convertible
        Preferred Shares.......................         -             -            -              20            20
    Accumulated deficit (4)....................     (41,836)       (36,367)      (30,211)    (26,907)      (24,089)
    Shareholders' equity (3) (4)...............       8,418          4,889         4,054       2,294         3,519


(1) Net revenues recorded in fiscal years 1998, 1997, 1996, 1995 and 1994 relate primarily to the sale of Cerebral Oximeters and SomaSensors for commercial use. For a description of the current status of the Company's loss of, and regaining, FDA clearance to market the Cerebral Oximeter in the United States, see "Business -- Government Regulation," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Thus, the selected financial data presented above may not be indicative of the results to be expected for fiscal 1999.
(2) See Note 4 of Notes to Financial Statements included in Item 8 of this Report for information with respect to the calculation of per share data. The net loss per Common Share data and weighted average number of Common Shares outstanding data have been adjusted to give retroactive effect to the 1-for-10 reverse stock split effected April 10, 1997. During the first quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." The adoption of SFAS No. 128 had no impact on the reported loss per share for all periods presented.
(3) See Statements of Shareholders' Equity of the Financial Statements included in Item 8 of this Report for an analysis of Common Share transactions for the period from December 1, 1995 through November 30, 1998.
(4) The Company believes its accumulated deficit has increased and shareholders' equity has decreased since November 30, 1998.

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

RESULTS OF OPERATIONS

OVERVIEW

    Somanetics Corporation develops, manufactures and markets the INVOS Cerebral Oximeter, the only FDA-cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. In June 1996, the Company received clearance from the FDA to market the Cerebral Oximeter and the related disposable SomaSensor in the United States. In October 1997, the Company obtained FDA clearance for new advances in its INVOS technology that are incorporated in its model 4100 Cerebral Oximeter. The model 4100 Cerebral Oximeter was introduced in October 1997 and shipments began in the first quarter of fiscal 1998.

    During fiscal 1997 and fiscal 1996, the Company's primary activities consisted of research and development of the INVOS technology, the Cerebral Oximeter and the related disposable SomaSensor. During fiscal 1998, the Company's primary activities consisted of sales and marketing of the model 4100 Cerebral Oximeter. The Company emerged from the development stage in 1997 and had an accumulated deficit of $41,836,368 through November 30, 1998. The Company believes that its accumulated deficit will continue to increase for the foreseeable future.

    The Company derives its revenues from sales of Cerebral Oximeters and SomaSensors to its distributors and, since the June 1996 FDA clearance, to hospitals in the United States through its direct sales employees. The Company recognizes revenues when it ships its product to its distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. The Company's primary expenses, excluding the cost of its product, are selling, general and administrative and research, development and engineering, which are generally expensed as incurred. Since May 1994, the Company has exchanged model 3100A Cerebral Oximeters for its model 3100 Cerebral Oximeters. Until shipments of the model 4100 Cerebral Oximeter began in the first quarter of fiscal 1998, the Company refurbished the model 3100 Cerebral Oximeters it received and sold them approximately at cost in countries that do not require compliance with the standards met by the model 3100A. During fiscal 1998, the Company offered to exchange model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters (which the Company scraps) and cash equal to the difference in sales prices of the two models. Such sales reduce the Company's average unit sales price and overall gross margin. Also, during fiscal 1998, the Company began a no-cap sales program whereby the Company ships the model 4100 Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase a minimum quantity of SomaSensors, on a monthly basis, at a premium for a stated period of time. Currently, the Company expenses the cost of the Cerebral Oximeter upon shipment, and recognizes revenue as the SomaSensors are shipped to the customer.

FISCAL YEAR ENDED NOVEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED
NOVEMBER 30, 1997

    Net revenues increased approximately $1,279,000, or 106%, from $1,211,784 in the fiscal year ended November 30, 1997 to $2,490,851 in the fiscal year ended November 30, 1998. The increase in net revenues was primarily attributable to an approximately $1,009,000 (193%) increase in United States sales, from approximately $523,000 in fiscal 1997 to approximately $1,532,000 in fiscal 1998, and an approximately $270,000 (39%) increase in international sales, from approximately $689,000 in fiscal 1997 to approximately $959,000 in fiscal 1998. The increase in net revenues is primarily attributable to stocking orders for the model 4100 Cerebral Oximeter from both existing distributors and new international distributors, purchases of the model 4100 by customers in the United States, and an 8% increase in the average selling price of Cerebral Oximeters due to (i) a change in the mix between sales directly to hospitals and sales through distributors and (ii) the higher price of the new model 4100 Cerebral Oximeter, partially offset by no-cap sales shipments and exchanges of model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters with existing customers. The sales increase was also partially offset by approximately $233,000 of reduced shipments to Baxter Limited in Japan, which is delaying purchases until shipment of the model 4100 Cerebral Oximeter is permitted in Japan pursuant to Japanese Ministry of Health and Welfare approval.

    Approximately 39% of the Company's net revenues in fiscal 1998 were export sales, as compared to approximately 57% in fiscal 1997. Sales of model 4100 Cerebral Oximeters, model 4100 exchanges and refurbished model 3100 Cerebral Oximeters, model 3100A Cerebral Oximeters, and SomaSensors comprised approximately 61%, 8%, 3% and 28%, respectively, of the Company's fiscal year 1998 net revenues, and 0%, 10%, 60% and 30%, respectively, of the Company's fiscal year 1997 net revenues. One United States distributor accounted for approximately 10% of net revenues for fiscal year 1998; however, this distributor relationship was terminated during the third quarter of fiscal 1998 as part of the Company's planned expansion of the direct sales force within several domestic territories. Two international distributors and one domestic distributor accounted for approximately 28%, 11%, and 12%, respectively, of net revenues for fiscal year 1997. Effective March 1, 1999, the Company will increase the price of the Cerebral Oximeter and Somasensor. This price increase will not apply to any existing sales quotations which were issued prior to March 1, 1999.

    Gross margin as a percentage of net revenues for the fiscal years ended November 30, 1998 and 1997 was approximately 47% and 48%, respectively. Gross margin as a percentage of net revenues decreased in fiscal 1998 from fiscal 1997 primarily because of the higher cost to the Company of the model 4100 Cerebral Oximeter as compared to the cost of the model 3100A and refurbished model 3100, no-cap sales shipments for 1998, and the higher cost to the Company of the SomaSensor in fiscal 1998. This decrease was partially offset by the higher average selling price realized in fiscal 1998 by the Company for the new model 4100 Cerebral Oximeter and SomaSensor.

    The Company's research, development and engineering expenses decreased approximately $72,000, or 10%, from $736,427 for the fiscal year ended November 30, 1997 to $664,874 for the fiscal year ended November 30, 1998. The decrease is primarily attributable to approximately $118,000 in consulting fees and costs of development materials in fiscal 1997 in connection with the model 4100 Cerebral Oximeter, partially offset by an increase of approximately $38,000 related to development materials and costs associated with the Company's new sensor development projects in fiscal 1998.

    Selling, general and administrative expenses increased approximately $108,000 or 2%, from $6,238,330 for the fiscal year ended November 30, 1997 to $6,346,595 for the fiscal year ended November 30, 1998. The increase in selling, general and administrative expenses for fiscal 1998 is primarily attributable to
(i) a $657,000 increase in salaries, wages, commissions and related expenses as a result of the additional employees, principally sales and marketing, hired during fiscal 1998 (from 40 employees as of November 30, 1997, to 50 employees as of November 30, 1998, most of whom were on the payroll for the majority of fiscal 1998), and (ii) a $311,000 increase in selling-related expenses, primarily attributable to employee travel, industry trade shows, marketing and advertising. These increases were partially offset by (i) a $432,000 decrease in miscellaneous expense primarily related to inventory obsolescence reserves recorded during the third and fourth quarters of fiscal 1997, (ii) a $188,000 decrease in professional service fees and regulatory certification fees, (iii) a $176,000 decrease in bad debts expense primarily related to reserves recorded during the fourth quarter of fiscal 1997, and (iv) a $68,000 decrease in clinical research expenses for fiscal 1998.

FISCAL YEAR ENDED NOVEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 1996

    Net revenues increased approximately $434,000, or 56%, from $778,200 in the fiscal year ended November 30, 1996 to $1,211,784 in the fiscal year ended November 30, 1997. The increase in net revenues was primarily attributable to an increase in United States sales for fiscal 1997 of approximately $490,000, from approximately $33,000 in fiscal 1996 to approximately $523,000 in fiscal 1997. The sales increase was partially offset by a $56,000 decrease in international sales in fiscal 1997 compared to fiscal 1996, primarily due to reduced shipments to Baxter Limited in Japan, which is delaying purchases until shipment of the model 4100 Cerebral Oximeter is permitted in Japan, and a 21% decrease in the average selling price of Cerebral Oximeters in fiscal 1997 compared to fiscal 1996 primarily as a result of lower international prices for the Cerebral Oximeter, partially offset by increased prices realized by the Company as a result in a change in the mix between sales directly to hospitals and sales through distributors.

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

    Gross margin as a percentage of net revenues for the fiscal years ended November 30, 1997 and 1996 was approximately 48% and 51%, respectively. Gross margin as a percentage of net revenues decreased in fiscal 1997 from fiscal 1996 primarily because the Company realized lower average selling prices for model 3100A Cerebral Oximeters in fiscal 1997, the cost to the Company of the SomaSensor was higher in fiscal 1997, and SomaSensors were a larger portion of overall sales. This decrease was partially offset by the decrease in the portion of net revenues attributable to refurbished model 3100 Cerebral Oximeters in fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operations during fiscal 1998 was approximately $6,200,000. Cash was used primarily to (i) fund the Company's net loss, including selling, general and administrative expenses and research, development and engineering expenses (approximately $5,376,000, net of depreciation and amortization expense), (ii) increase accounts receivable (approximately $424,000) primarily due to higher sales in the fourth quarter of fiscal 1998 than in the fourth quarter of fiscal 1997, (iii) increase inventories of the model 4100 Cerebral Oximeter and its components (approximately $228,000), and (iv) decrease accounts payable and accrued liabilities (approximately $159,000), resulting from the use of some of the proceeds from the public offering. Management expects working capital requirements to increase if sales increase. The Company capitalized approximately $374,000 of costs for model 4100 Cerebral Oximeters being used as demonstration units during fiscal 1998. The Company expects to depreciate these costs as a marketing expense over three years.

     Capital expenditures in fiscal 1998 were approximately $509,000, net of depreciation for demonstration units as a marketing expense (approximately $83,000) primarily for (i) model 4100 demonstration units (approximately $374,000), (ii) computer hardware and software (approximately $100,000), and
(iii) tooling to manufacture the model 4100 Cerebral Oximeter and for the Company's sensor development projects (approximately $92,000).

    The Company's principal sources of operating funds have been the proceeds of equity investments from sales of the Company's Common Shares. See Statements of Shareholders' Equity of the Company's Financial Statements included in Item 8 of this Report. On April 8, 1998, the Company completed the public offering of 1,750,000 newly-issued Common Shares, at a price of $5.75 per share, for gross proceeds of $10,062,500, through an offering underwritten by Brean Murray & Co., Inc. The net proceeds to the Company, after deducting the underwriting discount and the expenses of the offering, were approximately $9,100,000.

    On June 12, 1998, the Company entered into a $2,000,000 Revolving Note and a Pledge Agreement with Fifth Third Bank of Northwestern Ohio, N.A. The principal amount outstanding under the note bears interest, payable monthly, at the bank's prime rate (7.75% as of February 1, 1999), is collateralized by all property of the Company held at the bank, including marketable securities, and is intended to be used for general corporate purposes, if necessary. The Company has not borrowed any money under the line of credit. The line of credit expires March 31, 1999. Before that date, the bank may, but is not obligated to, lend the Company such amounts as may from time to time be requested by the Company, up to $2,000,000 if no Event of Default shall exist. Events of default include failure to furnish satisfactory additional security on demand or the bank deeming itself insecure. The Company has no other loan commitments.

    As of November 30, 1998, the Company had working capital of $7,633,313, cash, cash equivalents and marketable securities of $6,893,771, total current liabilities of $629,154 and shareholders' equity of $8,417,793.

    The Company expects that its primary needs for liquidity in fiscal 1999 will be (i) to fund its losses and sustain its operations, including funding (a) marketing costs for the Cerebral Oximeter; (b) further development and testing of enhancements to, and product extensions of, the Cerebral Oximeter and SomaSensor; and (c) additional research and development projects and (ii) for working capital, including increased accounts receivable and inventories of components and sales units to satisfy expected sales orders. In addition, management has budgeted approximately $66,000 for capital expenditures during fiscal 1999, primarily for manufacturing tooling for the Cerebral Oximeter and SomaSensor.

    The Company believes that cash, cash equivalents and marketable securities on hand at November 30, 1998 will be sufficient to sustain the Company's operations at budgeted levels and its need for liquidity into the second quarter of fiscal 2000. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

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

    The Company does not believe that product sales will be sufficient to fund the Company's operations in fiscal 1999.

    Also, as of November 30, 1998, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and April 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of February 1, 1999. In addition, the placement agents and their transferees hold warrants to purchase 64,394 Common Shares exercisable at $12.50 per share and 15,000 warrants exercisable at $14.40 per share. Also, the underwriter of the 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares.

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

    YEAR 2000 COMPLIANCE

    The Company does not expect that the cost of converting its computer systems to year 2000 compliance will be material to its financial condition or results of operations. The Company, together with its independent network consultant, has completed the evaluation of its hardware and software, and has begun the process of purchasing the hardware and software necessary to replace what was determined to be non-compliant. As of November 30, 1998, the Company had spent approximately $80,000 towards the replacement of non-compliant hardware and software, and estimates that the total costs associated with the implementation of the new computer system, including hardware, software, and related consulting fees, will approximate $100,000. The Company began implementation of some new hardware and software during the fourth quarter of fiscal 1998, and anticipates completing the conversion by the second quarter of fiscal 1999. Because the Company expects its system to be year 2000 compliant by the second quarter of fiscal 1999, it has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. The Company has considered the cost of upgrading its older products to make them year 2000 compliant, and does not believe that such costs will be material to the Company's financial condition or results of operations. The Company has also corresponded with its major vendors, as well as a sampling of both its United States and international customers, to determine their state of readiness with respect to year 2000 compliance. Based on the responses from the vendors and customers, the Company does not anticipate any material disruption to its operations as a result of year 2000 compliance failure, and does not expect any material effect to its financial condition or results of operations.

    NEW ACCOUNTING PRONOUNCEMENTS

    In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly-held common shares or potential common shares. This Statement replaces the presentation of primary EPS and fully-diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. During the first quarter of fiscal 1998, the Company adopted SFAS No.
128. The adoption of SFAS No. 128 had no impact on the reported loss per share for all periods presented.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, consisting of investments in corporate bonds and other fixed income securities. For these financial instruments, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. Weighted average fixed rates are based on the contract rates. The actual cash flows of all instruments are denominated in U.S. dollars. The Company invests its cash on hand not needed in current operations in fixed income securities generally maturing within one year from the date of acquisition.





                                                                          November 30, 1998

                                                                       Expected Maturity Dates

                                   1999         2000       2001      2002        2003      Thereafter        Total        Fair Value
                                   ----         ----       ----      ----        ----      ----------        -----        ----------
Marketable Securities:

 Short-term Debt:
    Fixed Rate ($)............   $4,013,198      -          -          -           -             -        $4,013,198      $4,013,718
       Average interest rate..        7.10%     N/A        N/A        N/A         N/A           N/A            7.10%
    Variable Rate ($).........   $1,000,006      -          -          -           -             -        $1,000,006      $  903,744
       Average interest rate..        9.71%     N/A        N/A        N/A         N/A           N/A            9.71%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent Auditors' Report


To the Board of Directors and Shareholders of Somanetics Corporation
Troy, Michigan


We have audited the accompanying balance sheets of Somanetics Corporation (the "Company") as of November 30, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at November 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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


/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
January 11, 1999

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS





                                                                                           November 30,
                                                                              ----------------------------------------
    ASSETS                                                                          1998                   1997
                                                                              ------------------      ----------------
    CURRENT ASSETS:
   Cash and cash equivalents (Note 4 ) .....................................     $ 1,976,829            $ 2,132,376
   Marketable Securities (Note 4) ..........................................       4,916,942              2,470,780
   Accounts receivable, net of allowance for doubtful accounts of approximately $153,000 and $166,000 at November 30, 1998
      and 1997, respectively (Note 9) ......................................         615,682                191,698
   Inventory, net (Note 4 ) ................................................         660,964                433,014
   Prepaid expenses ........................................................          92,050                 71,581
                                                                                 -----------            -----------
      Total current assets .................................................       8,262,467              5,299,449
                                                                                 -----------            -----------
PROPERTY AND EQUIPMENT: (Note 4 )
   Machinery and equipment .................................................       1,309,539                722,905
   Furniture and fixtures ..................................................         184,949                184,351
   Leasehold improvements ..................................................         166,770                166,770
                                                                                 -----------            -----------
      Total ................................................................       1,661,258              1,074,026
   Less accumulated depreciation and amortization ..........................        (957,083)              (784,860)
                                                                                 -----------            -----------
      Net property and equipment ...........................................         704,175                289,166
                                                                                 -----------            -----------
OTHER ASSETS:
   Patents and trademarks, net (Note 4) ....................................          65,305                 72,217
   Other ...................................................................          15,000                 16,600
                                                                                 -----------            -----------
      Total other assets ...................................................          80,305                 88,817
                                                                                 -----------            -----------
TOTAL ASSETS................................................................     $ 9,046,947            $ 5,677,432
                                                                                 ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ........................................................     $   262,932            $   341,500
   Accrued liabilities (Notes 5 and 7) .....................................         366,222                446,976
                                                                                 -----------            -----------
      Total current liabilities ............................................         629,154                788,476
                                                                                 -----------            -----------
COMMITMENTS AND CONTINGENCIES (Note 7) .....................................              --                     --
SHAREHOLDERS' EQUITY: (Notes 3 and 11)
   Preferred shares; authorized,  1,000,000 shares of $.01 par value; no
       shares issued or outstanding ........................................              --                     --
   Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 6,035,597 and 4,285,334 shares at
       November 30, 1998 and 1997, respectively ............................          60,356                 42,853
   Additional paid-in capital ..............................................      50,290,067             41,212,639
   Accumulated unrealized losses on Investments.............................         (96,262)                    --
   Accumulated deficit .....................................................     (41,836,368)           (36,366,536)
                                                                                 -----------            -----------
      Total shareholders' equity ...........................................       8,417,793              4,888,956
                                                                                 -----------            -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  ...............................      $ 9,046,947            $ 5,677,432
                                                                                 ===========            ===========





                        See notes to financial statements

                             SOMANETICS CORPORATION


                            STATEMENTS OF OPERATIONS







                                                               For the Years Ended November 30,
                                                               ----------------------------------------
                                                            1998                1997              1996
                                                     -------------------------------------------------------

NET REVENUES (Notes 4 and 10) .........................   $ 2,490,851        $ 1,211,784         $   778,200
COST OF SALES .........................................     1,326,160            631,425             385,136
                                                          -----------        -----------         -----------
   Gross margin .......................................     1,164,691            580,359             393,064
                                                          -----------        -----------         -----------

OPERATING EXPENSES:
   Research, development and engineering
     (Note 4) .........................................       664,874            736,427             235,354
   Selling, general and administrative
     (Note 9) .........................................     6,346,595          6,238,330           3,549,939
                                                          -----------        -----------         -----------
     Total operating expenses .........................     7,011,469          6,974,757           3,785,293
                                                          -----------        -----------         -----------

OPERATING LOSS ........................................    (5,846,778)        (6,394,398)         (3,392,229)
                                                           ----------         ----------         -----------
OTHER INCOME (EXPENSE):
   Interest income ....................................       368,846            206,663              61,603
   Interest expense ...................................            --                 --                (449)
   Other ..............................................         8,100             32,252              27,372
                                                          -----------         -----------        ------------
     Total other income ...............................       376,946            238,915              88,586
                                                          -----------         -----------        -----------
NET LOSS ..............................................   $(5,469,832)      $ (6,155,483)        $(3,303,703)
                                                          ===========       ============         ===========
NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED (Note 4) ..........................       $ (1.01)      $      (1.88)        $     (1.77)
                                                          ===========       ============         ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   (Note 4) ...........................................     5,421,795          3,271,642           1,866,751
                                                          ===========       ============         ===========







                        See notes to financial statements

                             SOMANETICS CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                              Accumulated                   TOTAL
PRICE                             ADDITIONAL                                                  Unrealized                    SHARE
                                                 PER        SHARES       SHARE      PAID-IN   Losses on      ACCUMULATED   HOLDERS'
                                                SHARE       (NOTE 3)     VALUE      CAPITAL   Investments      DEFICIT      EQUITY
                                                -----      --------      -----      -------   -----------    ---------     --------

     Balance at December 1, 1995.............               1,776,855   $17,769   $29,183,236             $(26,907,350)  $2,293,655

       Exercise of stock options for cash.... $8.40-14.70       7,717        77        75,030                                75,107
       For cash, less issuance costs of
         $143,587............................    12.50        114,240     1,143     1,283,270                             1,284,413
       Exercise of warrants for cash, less
         issuance costs  of $16,350.......... 17.50-20.00      19,698       197       339,886                               340,083
       For cash, less issuance costs of
         $650,872............................    11.50        366,841     3,668     3,564,135                             3,567,803
       Redemption of Class B Warrants........     0.50                               (203,759)                             (203,759)
       Net loss..............................                                                               (3,303,703)  (3,303,703)
                                                           ----------  --------   -----------  --------  -------------  ----------
     Balance at November 30, 1996............               2,285,351    22,854    34,241,798              (30,211,053)   4,053,599

     Redemption of fractional shares.........                     (17)       (1)         (377)                                 (378)
     For cash, less issuance costs of
         $1,008,782..........................     4.00      2,000,000    20,000     6,971,218                             6,991,218
       Net loss..............................                                                               (6,155,483)  (6,155,483)
                                                           ----------  --------   -----------  --------  ------------   ----------
     Balance at November 30, 1997............               4,285,334    42,853    41,212,639               (6,366,536)   4,888,956

     Exercise of stock options for cash......     4.75            263         3         1,345                                 1,348
     For cash, less issuance costs of
         $968,917............................     5.75      1,750,000    17,500     9,076,083                             9,093,583
     Accumulated unrealized losses
      on Investments.........................                                                   (96,262)                    (96,262)
          Net loss...........................                                                               (5,469,832)  (5,469,832)
                                                           ----------  --------   -----------  --------  ------------   ----------
     Balance at November 30, 1998............               6,035,597  $ 60,356   $50,290,067  $(96,262)  $ (41,83,368)  $8,417,793
                                                           ==========  ========   ===========  ========  ============   ==========








                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS



                                                                      For the Years Ended November 30,
                                                                   ---------------------------------------------
                                                                      1998           1997            1996
                                                                      ----           -----           -----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.............................................        $ (5,469,832)   $ (6,155,483)   $ (3,303,703)
   Adjustments to reconcile net loss to net cash
          used in operations:
      Depreciation and amortization.....................              93,537          50,497          66,222
      Changes in assets and liabilities:
          Accounts receivable (increase) decrease.......            (423,984)           (262)        252,423
          Inventory (increase) decrease ................            (227,950)        498,121           5,286
          Prepaid expenses (increase) decrease .........             (20,469)         (6,146)          6,726
          Other assets decrease.........................               8,512           6,912          88,016
          Accounts payable increase (decrease)..........             (78,568)        (22,532)        232,631
          Accrued liabilities increase (decrease).......             (80,754)        192,866        (162,246)
                                                                ------------    ------------     -----------
      Net cash (used in) operations.....................          (6,199,508)     (5,436,027)     (2,814,645)
                                                                ------------    ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities...................          (5,013,204)     (2,470,780)             --
   Proceeds from sale of marketable securities..........           2,470,780              --              --
   Acquisition of property and equipment (net)..........            (508,546)       (243,568)        (68,914)
   Proceeds under note receivable-related party.........                  --              --         190,240
                                                                ------------    ------------     -----------
      Net cash provided by (used in) investing
          activities ...................................          (3,050,970)     (2,714,348)        121,326
                                                                ------------    ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Shares..............           9,094,931       6,991,218       5,267,406
   Redemption of Redeemable Convertible Preferred
          Shares........................................                  --              --         (19,843)
   Redemption of Class B Warrants and fractional
          shares........................................                  --            (378)       (203,759)
   Proceeds from notes payable and long-term debt.......                  --              --         205,000
   Repayment of notes payable and long-term debt........                  --              --        (205,000)
                                                                ------------    ------------      ----------
      Net cash provided by financing activities.........           9,094,931       6,990,840       5,043,804
                                                                ------------    ------------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....            (155,547)     (1,159,535)      2,350,485

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD................................................           2,132,376       3,291,911         941,426
                                                                ------------    ------------      ----------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD...............................................        $  1,976,829    $  2,132,376     $ 3,291,911
                                                                ============    ============     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest for the years ended November 30, 1998, 1997 and 1996 approximated $0, $0 and $450, respectively.





                     See notes to financial statements

                             SOMANETICS CORPORATION

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

2. FINANCIAL STATEMENT PRESENTATION

    The Company has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $41,836,368 through November 30, 1998. The Company had working capital of $7,633,313, cash, cash equivalents and marketable securities of $6,893,771, total current liabilities of $629,154 and shareholders' equity of $8,417,793, as of November 30, 1998.

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

    As of February 1, 1999, the Company had 13 international distributors for the model 4100 Cerebral Oximeter, 4 United States distributors (including Puerto
Rico), 20 direct sales personnel, 3 clinical specialists, and 1 international sales consultant. During fiscal 1998, the Company sold its product to 17 of its international distributors and three of its United States distributors, and devoted most of its marketing to introducing cerebral oximetry patient monitoring into the operating rooms of hospitals. There can be no assurance that the Company will be successful or profitable in marketing the Cerebral Oximeter and the related SomaSensor.

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

    The net proceeds from the public offerings of Common Shares in June 1997 and April 1998 (Note 3) were sufficient to fund the Company's working capital requirements for the fiscal year ended November 30, 1998. Current sales are not sufficient to fund operations. During fiscal 1998, the Company received approximately $9.1 million in net proceeds from the sale of Common Shares in a public offering registered under the Securities Act of 1933 (Note 3).

    The Company believes that the cash, cash equivalents and marketable securities on hand at November 30, 1998 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second quarter of fiscal 2000. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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

    The Company does not believe that product sales will be sufficient to fund the Company's operations in fiscal 1999.

    On June 12, 1998, the Company entered into a $2,000,000 Revolving Note and a Pledge Agreement with Fifth Third Bank of Northwestern Ohio, N.A. The principal amount outstanding under the note bears interest, payable monthly, at the bank's prime rate (7.75% as of February 1, 1999), is collateralized by all property of the Company held at the bank, including marketable securities, and is intended to be used for general corporate purposes, if necessary. The Company has not borrowed any money under the line of credit. The line of credit expires March 31, 1999. Before that date, the bank may, but is not obligated to, lend the Company such amounts as may from time to time be requested by the Company, up to $2,000,000 if no Event of Default shall exist. Events of default include failure to furnish satisfactory additional security on demand or the bank deeming itself insecure. The Company has no other loan commitments.

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


3. STOCK OFFERINGS AND COMMON SHARES

    On April 2, 1996, the Company completed the placement of 57,120 Units, at a price of $25.00 per Unit, for gross proceeds of $1,428,000, through an offering complying with Regulation S under the Securities Act of 1933, as amended ("the Act"). The net proceeds to the Company, after deducting the placement agents' fee and the expenses of the offering, were approximately $1,284,000. Each Unit consists of two newly-issued Common Shares, par value $.01 per share, and one warrant to purchase one Common Share.

    The Warrants are immediately exercisable and transferable separately from the Common Shares. Each Warrant entitles the holder to purchase one Common Share at an initial exercise price of $17.50 per share, subject to adjustment, at any time through April 1, 2001, unless earlier redeemed. The Warrants are redeemable for $.10 by the Company at any time if certain conditions are met; these conditions have not been met as of February 1, 1999.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


    During fiscal 1996, 14,600 warrants issued in the Company's 1995 Regulation S Offering and exercisable at $20.00 per share, and 2,000 warrants issued in the Company's April 1996 Regulation S Offering and exercisable at $17.50 per share, were exercised, and the Company paid the placement agent in such offerings a $16,350 fee in connection with those exercises. As of November 30, 1998, there were 60,400 redeemable warrants outstanding exercisable at $20.00 per share until July 13, 2000 and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and April 1996 Regulation S Offerings. The conditions permitting the Company to redeem these warrants have not been met as of February 1, 1999. In addition, Rauscher Pierce & Clark, Inc. and Rauscher Pierce & Clark Limited (collectively, the "Placement Agent") and their transferees hold warrants to purchase 52,970 Common Shares exercisable at $12.50 per share, 15,000 Common Shares exercisable at $14.40 per share and 11,424 Common Shares exercisable at $12.50 per share. There can be no assurance that additional warrants will be exercised and it is unlikely that they will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

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

    On January 15, 1998, the Company's Board of Directors approved an amendment and restatement of the Company's Restated Articles of Incorporation to (i) increase the Company's authorized Common Shares from 6,000,000 to 20,000,000 shares, and (ii) remove provisions referring to the reverse stock split effected April 10, 1997, all subject to shareholder approval at the 1998 Annual Meeting of Shareholders. The Company's shareholders approved such amendment and restatement at the 1998 Annual Meeting of Shareholders on March 17, 1998.

    On April 8, 1998, the Company completed the public offering of 1,750,000 newly-issued Common Shares at a price of $5.75 per share, for gross proceeds of $10,062,500, through an offering underwritten by Brean Murray & Co., Inc. The net proceeds to the Company, after deducting the underwriting discount and the estimated expenses of the offering, were approximately $9,100,000.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


    Common shares reserved for future issuance upon exercise of stock options and warrants as discussed above at November 30, 1998, are as follows:


                1983 Stock Option Plan....................................................      9,317
                1991 Incentive Stock Option Plan..........................................    110,289
                1993 Director Stock Option Plan...........................................      2,498
                1997 Stock Option Plan....................................................    744,800
                Options Granted Independent of Option Plans...............................    170,578
                Placement Agent Warrants..................................................     79,394
                Regulation S Warrants.....................................................    115,520
                Underwriter Warrants......................................................    200,000
                                                                                            ---------
                          Total reserved for future issuance..............................  1,432,396
                                                                                            =========


4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Cash Equivalents consist of short-term, interest-bearing investments maturing within three months of their acquisition by the Company.

    Marketable Securities consist eighty percent of AAA rated corporate bonds and twenty percent of lower rated, fixed income securities, classified as available for sale, maturing approximately six months to one year from the date of acquisition and are stated at the lower of cost or fair market value.

    Inventory is stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. Inventory consists of:


                                                                                 NOVEMBER 30,
                                                                             1998           1997
                                                                             ----           ----

             Finished goods..........................................    $  224,313       $  100,224
             Work in process.........................................       226,554          174,363
             Purchased components....................................       348,321          514,725
                                                                         ----------       ----------
               Sub-total.............................................       799,188          789,312
             Less reserve for obsolete and excess inventory..........      (138,224)        (356,298)
                                                                         ----------       ----------
                    Total............................................    $  660,964       $  433,014
                                                                         ==========       ==========


    Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

    Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $46,428 and $39,516 at November 30, 1998 and 1997, respectively.

    Revenue Recognition occurs upon shipment to customers.

    Research, Development and Engineering costs are expensed as incurred.

    Loss Per Common Share - basic and diluted is computed using the weighted average number of common shares outstanding during each period. During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The adoption of SFAS No. 128 had no impact on the reported loss per share for all periods presented. Common Shares issuable under stock options and warrants have been considered in the computation of the net loss per Common Share - diluted, but have not been included because such inclusion would be antidilutive. As of November 30, 1998 and November 30, 1997, the Company had

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


outstanding 1,393,651 and 949,831, respectively, of warrants and options to purchase Common Shares. On April 10, 1997, the Company effected a 1-for-10 reverse stock split (Note 3).

    Accounting Pronouncements In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The Statement is effective for the Company's financial statements for the year ending November 30, 1999.

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

    Reclassifications Certain reclassifications have been made to the financial statements for 1997 to conform to 1998 presentation.

5. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:



                                                                           NOVEMBER 30,
                                                                       1998          1997
                                                                       ----       -------

               Professional Fees.................................  $112,902        $120,726
               Clinical Research.................................    19,165          43,330
               Product Upgrades..................................    21,297          25,842
               Warranty..........................................    37,487          31,166
               Accrued Insurance.................................    42,204          29,768
               Accrued Incentive.................................    34,000          50,500
               Accrued Sales Commissions.........................    99,167          48,994
               Other.............................................         -          96,650
                                                                   --------        --------
                    Total........................................  $366,222        $446,976
                                                                   ========        ========

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


6. INCOME TAX

    Deferred income taxes reflect the estimated future tax effect of (i) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations and
(ii) net operating loss and tax credit carryforwards. The Company's deferred tax assets primarily represent the tax benefit of net operating loss carryforwards and research and general business tax credit carryforwards. The Company had deferred tax assets of approximately $14,233,000 and $12,440,000 for the years ended November 30, 1998 and 1997, respectively, which were entirely offset by valuation allowances, due to the uncertainty of utilizing such assets against future earnings, prior to their expiration. The components of deferred income tax assets as of November 30, 1998 and 1997 were as follows:



                                                                                  NOVEMBER 30,
                                                                               1998         1997
                                                                                 (IN THOUSANDS)
               Net operating loss carryforwards...........................  $ 13,763     $ 11,943
               Accrued liabilities........................................       158          230
               Research and general business tax credit carryforwards.....       312          267
                                                                             -------      -------
                    Subtotal..............................................    14,233       12,440
               Valuation allowance........................................   (14,233)     (12,440)
                                                                             -------      -------
                    Deferred tax asset....................................   $    --      $    --
                                                                             =======      =======


    As of November 30, 1998, net operating loss carryforwards of approximately $40.5 million were available for Federal income tax purposes. The Company's ability to use the net operating loss carryforwards incurred on or before March 27, 1991 (the date the Company completed its initial public offering) is limited to approximately $296,000 per year. Research and business general tax credits of $312,000 are also available to offset future taxes. These losses and credits expire, if unused, at various dates from 1999 through 2013.

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

    Operating and building lease expense for the years ended November 30, 1998, 1997 and 1996 was approximately $184,600, $175,700, and $173,500 respectively.
Approximate future minimum lease commitments are as follows:

               YEAR ENDED NOVEMBER 30,
               -----------------------
                  1999.........................................  $  176,400
                  2000.........................................      14,700
                                                                 ----------
                         Total.................................  $  191,100
                                                                 ==========

    In December 1991, the Company amended and restated its profit sharing plan to include a 401(k) plan covering substantially all employees. Under provisions of the plan, participants may contribute, annually, between 1% and 15% of their compensation. The Company, at the discretion of its Board of Directors, may contribute matching contributions or make other annual discretionary contributions to the plan, all of which, together with the participants' contribution, cannot exceed 15% of the total compensation paid by the Company to eligible employees.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

No Company matching or discretionary contributions were made to the plan for the years ended November 30, 1998, 1997 or 1996.

    As of November 30, 1998, the Company had employment agreements with Bruce J. Barrett, its President and Chief Executive Officer ("Mr. Barrett"), and Raymond
W. Gunn, its Executive Vice President and Chief Financial Officer ("Mr. Gunn"). The employment agreements, as amended, expire April 30, 2000 for Mr. Barrett and Mr. Gunn, unless earlier terminated as provided in the agreements. Messrs. Barrett and Gunn were entitled to receive annual base salaries which at November 30, 1998 were $204,750 and $110,250, respectively, plus potential discretionary bonuses. Both parties have agreed not to compete with the Company during specified periods.

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

8. STOCK OPTION PLANS

    In January 1983, February 1991, and January 1997, the Company adopted stock option plans (the "1983 Plan," the "1991 Plan," and the "1997 Plan," respectively) for key management employees, directors, consultants and advisors of the Company. The plans provide for the issuance of options by the Company to purchase a maximum of 15,668 Common Shares under the 1983 Plan, 115,000 Common Shares under the 1991 Plan, and 745,000 Common Shares under the 1997 Plan. In addition, the Company granted options to employees independent of the plans ("Non-Plan"). Awards and expirations under the 1983 Plan, 1991 Plan, 1997 Plan, and Non-Plan during the years ended November 30, 1998, 1997 and 1996 are listed below.

    At November 30, 1998, no additional options may be granted under the 1983 Plan, 14,667 Common Shares were available for options to be granted under the 1991 Plan, and 24,078 Common Shares were available under the 1997 Plan.

    In January 1993, the Company adopted the Somanetics Corporation 1993 Director Stock Option Plan (the "Directors Plan"). The Directors Plan provided up to 24,000 Common Shares for the grant of options to purchase 1,500 shares every three years beginning June 30, 1993, to each director who was not an officer or employee of the Company. In addition, each director who was not an officer or employee of the Company and who first became a director of the Company after the date the Directors Plan was adopted was automatically granted an option to purchase a pro-rata portion of 1,500 Common Shares. At its January 15, 1998 meeting, the Company's Board of Directors terminated the Directors Plan, except as to options previously granted under the Directors Plan. Therefore, no additional options may be granted under the Directors Plan.

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

     Had compensation expense for the Company's stock options been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, the Company's net loss for 1998, 1997 and 1996 on a pro forma basis would have increased by approximately $1,589,000 to $(7,059,000), or $(1.30) per Common Share, increased by approximately $901,000 to $(7,057,000), or $(2.16) per Common Share, and increased by approximately $628,000 to $(3,932,000), or $(2.11) per Common Share, respectively. The fair value

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1998, 1997 and 1996: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 72.34% for 1998 (88.26% for 1997 and 1996), risk-free interest rate of 5% for 1998 (6% for 1997 and 1996), expected lives of 4 years and dividend yield of 0%.

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

    A summary of the Company's stock option activity and related information for years ended November 30, 1998, 1997 and 1996 follows:



                                1998                             1997                             1996
                      -------------------------        -------------------------       -------------------------
                                         WEIGHTED                         WEIGHTED                       WEIGHTED
                                          AVERAGE                         AVERAGE                        AVERAGE
                             COMMON      EXERCISE      COMMON             EXERCISE        COMMON         EXERCISE
                             SHARES        PRICE       SHARES              PRICE          SHARES          PRICE

 Options outstanding
   December 1,.........      554,917        $8.23      295,517             $12.38         234,702(1)     $13.76
   Options granted.....      476,122         5.82      306,850               5.08         165,335          9.56
   Options exercised...         (263)        4.75           --                 --          (6,936)         9.34
   Options canceled....      (32,039)       16.68      (47,450)             15.21         (97,584)        11.20
                            --------        -----     --------             ------         -------        ------
 Options outstanding
  November 30,(2)(3)...      998,737         6.81      554,917               8.23         295,517         12.38
                            ========        =====     ========             ======         =======        ======
 Options exercisable
   November 30, .......      356,589        $9.70      218,847             $13.76         177,509        $13.08
                            ========        =====     ========             ======         =======        ======

-------------

(1) Plus 13,239 redeemable Convertible Preferred Shares, which were redeemed on February 28, 1996.

(2)  Exercise dates range from February 21, 1991 to April 2, 2008.

(3) As of November 30, 1998, options outstanding have exercise prices between $4.00 and $42.50, and a weighted average remaining contractual life of 8.18 years.

Also, see Note 11 for approval of an amendment to the 1997 Stock Option Plan.

9. RELATED PARTY TRANSACTIONS

    The Company received legal services from certain shareholders. Services from such parties amounted to approximately $195,500, $365,800 and $348,570 during the years ended November 30, 1998, 1997 and 1996, respectively.

    The Company recognized no revenue in the fiscal 1997 and 1996, respectively, from Somatek, Inc., one of the Company's former United States distributors whose principal owner is a director of the Company. Effective February 28, 1997 the Company terminated its distribution agreement with Somatek, Inc. The Company wrote off approximately $12,500 and $68,000 of trade receivables from Somatek, Inc. in fiscal 1997 and 1996, respectively, in exchange for the return of Cerebral Oximeters.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


10. MAJOR CUSTOMERS AND FOREIGN SALES

    The Company had one United States distributor which accounted for approximately 10% of net revenues for the year ended November 30, 1998; however, this distributor relationship was terminated during the third quarter of fiscal 1998 as part of the Company's planned expansion of the direct sales force within several domestic territories. Two international distributors and one United States distributor accounted for approximately 28% (Japan), 11% (Latin America) and 12% (United States), respectively, of total sales for the year ended November 30, 1997, and two distributors accounted for approximately 62% (Japan) and 15% (Latin America), respectively, of total sales for fiscal year 1996.

    Additionally, total sales to foreign customers for the years ended November 30, 1998, 1997 and 1996 include approximately $959,000, $689,000 and $745,000, respectively.

11. SUBSEQUENT EVENTS (UNAUDITED)

    On January 21, 1999, the Company's Board of Directors approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of Common Shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 295,000 shares, from 745,000 to 1,040,000 shares, subject to shareholder approval at the 1999 Annual Meeting of Shareholders.

ITEM. 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 regarding executive officers of the Company is included in the Supplemental Item in Part I of this Report, and is incorporated in this Item 10 by reference. The information required by this
Item 10 regarding directors of the Company will be set forth under the caption "Election of Directors" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held April 13, 1999, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held April 13, 1999, and is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 concerning executive compensation will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held April 13, 1999, and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 concerning security ownership of certain beneficial owners and management will be set forth under the captions "Voting Securities and Principal Holders" and "Election of Directors" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held April 13, 1998, and is incorporated in this
Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 concerning certain relationships and related transactions, if any, will be set forth under the caption "Certain Transactions" or "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held April 13, 1999, and is incorporated in this
Item 13 by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)      Financial Statements

                  The following financial statements of the Company are included in response to Item 8 of this Report:

                           Independent Auditors' Report
                           Balance Sheets - November 30, 1998 and 1997
                           Statements of Operations - For Each of the Three Years in the Period Ended November 30, 1998 Statements of Shareholders' Equity - For Each of the Three Years in the Period Ended November 30, 1998 Statements of Cash Flows - For Each of the Three Years in the Period Ended November 30, 1998
                           Notes to Financial Statements

         (2)      Financial Statement Schedule

                  The following financial statement schedule of the Company is included in response to Item 8 of this Report:

                           Schedule II - Valuation and Qualifying Accounts and
                                    Reserves for the Years Ended November 30,
                                    1998, 1997 and 1996.

         (3)      Exhibits

                  The Exhibits to this Report are as set forth in the "Index to Exhibits" on pages 45 to 49 of this Report. Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the "Index to Exhibits" with an asterisk before the exhibit number.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended November 30, 1998.

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996






                                                                COLUMN B                 COLUMN C             COLUMN D      COLUMN E
                                                                --------       ---------------------------    --------      --------
                                                                                         ADDITIONS
                                                                               ---------------------------
                                                                                  (2)           CHARGED TO
                                                               BALANCE AT      CHARGED TO         OTHER        (1)(3)     BALANCE AT
                                                               BEGINNING       COSTS AND        ACCOUNTS,    DEDUCTIONS,    END OF
                                                               OF PERIOD       EXPENSES         DESCRIBE      DESCRIBE      PERIOD
                                                               ---------       --------         --------      --------      ------
          Allowance for doubtful accounts:
            Year ended November 30, 1998.........             $  165,990      $   4,319            --       $  17,707     $ 152,602
            Year ended November 30, 1997.........                 46,047        176,790            --          56,847       165,990
            Year ended November 30, 1996.........                193,766         46,056            --         193,775        46,047

          Note: (1) Write-off uncollectible accounts, net of recoveries
          Note: (2) Reserve of additional uncollectible accounts, net of recoveries

          Inventory reserve for obsolescence:
            Year ended November 30, 1998.........             $  356,298      $  40,817            --       $ 258,891     $ 138,224
            Year ended November 30, 1997.........                200,450        442,448            --         286,600       356,298
            Year ended November 30, 1996.........                 95,078        170,554            --          65,182       200,450



          Note: (3) Write-off obsolete, excess inventory, net of recoveries

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Somanetics Corporation
Date:  February 12, 1999                     By: /s/ Bruce J. Barrett
                                             -----------------------------------
                                             Bruce J. Barrett
                                             President & Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                                    Date
---------                               -----                                    ----


  /s/ Bruce J. Barrett                  President and Chief Executive Officer    February 12, 1999
------------------------                and a Director (Principal Executive
Bruce J. Barrett                        Officer)


  /s/ H. Raymond Wallace                Chairman of the Board of Directors       February 12, 1999
------------------------
H. Raymond Wallace

  /s/ Raymond W. Gunn                   Executive Vice President and Chief       February 12, 1999
------------------------                Financial Officer (Principal Financial
 Raymond W. Gunn                        Officer)


  /s/ William M. Iacona                 Corporate Controller (Principal          February 12, 1999
------------------------                Accounting Officer)
 William M. Iacona

  /s/ Daniel S. Follis                  Director                                 February 12, 1999
------------------------
 Daniel S. Follis

  /s/ James I. Ausman                   Director                                 February 12, 1999
------------------------
James I. Ausman, M.D., Ph.D.

  /s/ Robert R. Henry                   Director                                 February 12, 1999
------------------------
 Robert R. Henry

                                               EXHIBIT INDEX

                                EXHIBIT              DESCRIPTION
                                -------  ---------------------------------------

                                  3(i)   Restated Articles of Incorporation of
                                         Somanetics Corporation, incorporated by
                                         reference to Exhibit 3(i) to the
                                         Company's Quarterly Report on Form 10-Q
                                         for the quarter ended February 28,
                                         1998.
                                  3(ii)  Amended and Restated Bylaws of
                                         Somanetics Corporation, incorporated by
                                         reference to Exhibit 4.1 to the
                                         Company's Registration Statement on
                                         Form S-8 filed with the Securities and
                                         Exchange Commission on June 16, 1995.
                                 10.1    Lease Agreement, dated September 10,
                                         1991, between Somanetics Corporation
                                         and WS Development Company incorporated
                                         by reference to Exhibit 10.3 to the
                                         Company's Quarterly Report on Form 10-Q
                                         for the quarter ended August 31, 1991.
                                 10.2 Extension of Lease, between Somanetics Corporation and WS Development Company, dated July 22, 1994, incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
                                 10.3 Change in ownership of Lease Agreement for 1653 E. Maple Road, Troy, MI 48083, dated September 12, 1994, between Somanetics Corporation and First Industrial, L.P., incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended August
                                         31, 1994.
                                 10.4    Second Addendum, between Somanetics
                                         Corporation and First Industrial
                                         Mortgage Partnership, L.P., dated April
                                         14, 1997, incorporated by reference. to
                                         Exhibit 10.1 to the Company's Quarterly
                                         Report on Form 10-Q for the quarter
                                         ended May 31, 1997.
                                *10.5    Somanetics Corporation Amended and
                                         Restated 1983 Stock Option Plan,
                                         incorporated by reference to Exhibit
                                         10.4 to the Company's Annual Report on
                                         Form 10-K for the fiscal year ended
                                         November 30, 1991.
                                *10.6    Somanetics Corporation Amended and
                                         Restated 1991 Incentive Stock Option
                                         Plan, incorporated by reference to
                                         Exhibit 10.5 to the Company's Annual
                                         Report on Form 10-K for the fiscal year
                                         ended November 30, 1991.
                                *10.7    Fourth Amendment to Somanetics
                                         Corporation 1991 Incentive Stock Option
                                         Plan, incorporated by reference to
                                         Exhibit 10.7 to the Company's Annual
                                         Report on Form 10-K for the fiscal year
                                         ended November 30, 1992.
                                *10.8 Amended and Restated Fifth Amendment to Somanetics Corporation 1991 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
                                *10.9 Somanetics Corporation 1993 Director Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1992.
                                *10.10   Somanetics Corporation 1997 Stock
                                         Option Plan, incorporated by reference
                                         to Exhibit 10.9 to the Company's Annual
                                         Report on Form 10-K for the fiscal year
                                         ended November 30, 1996.
                                *10.11   First Amendment to Somanetics
                                         Corporation 1997 Stock Option Plan,
                                         incorporated by reference to Exhibit
                                         10.11 to the Company's Annual Report on
                                         Form 10-K for the fiscal year ended
                                         November 30, 1997.
                                *10.12   Second Amendment to Somanetics
                                         Corporation 1997 Stock Option Plan.
                                *10.13 Somanetics Corporation 1998 Employee Incentive Compensation Plan, incorporated by reference to Exhibit
                                         10.13 to the Company's Annual Report on
                                         Form 10-K for the fiscal year ended
                                         November 30, 1997.
                                *10.14 Somanetics Corporation 1999 Employee Incentive Compensation Plan.

                                  EXHIBIT INDEX

                                EXHIBIT                DESCRIPTION
                                -------  ---------------------------------------
                               *10.15    Employment Agreement, dated as of
                                         December 1, 1992, between Somanetics
                                         Corporation and Raymond W. Gunn,
                                         incorporated by reference to Exhibit
                                         10.14 to the Company's Annual Report on
                                         Form 10-K for the fiscal year ended
                                         November 30, 1992.
                               *10.16 Employment Agreement, dated May 13, 1994, between Somanetics Corporation and Bruce J. Barrett, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.
                               *10.17    Amendment to Employment Agreement,
                                         dated as of February 23, 1994, between
                                         Somanetics Corporation and Raymond W.
                                         Gunn, incorporated by reference to
                                         Exhibit 10.19 to the Company's Annual
                                         Report on Form 10-K for the fiscal year
                                         ended November 30, 1993.
                               *10.18    Amendment to Employment Agreement,
                                         dated as of July 21, 1994, between
                                         Somanetics Corporation and Bruce J.
                                         Barrett, incorporated by reference to
                                         Exhibit 10.1 to the Company's Quarterly
                                         Report on Form 10-Q for the quarter
                                         ended August 31, 1994.
                               *10.19    Amendment to Employment Agreement,
                                         dated as of July 21, 1994, between
                                         Somanetics Corporation and Raymond W.
                                         Gunn, incorporated by reference to
                                         Exhibit 10.3 to the Company's Quarterly
                                         report on Form 10-Q for the quarter
                                         ended August 31, 1994.
                               *10.20    Amendment to Employment Agreement,
                                         dated as of December 1, 1995, between
                                         Somanetics Corporation and Raymond W.
                                         Gunn, incorporated by reference to
                                         Exhibit 10.20 to the Company's Annual
                                         Report on Form 10-K for the fiscal year
                                         ended November 30, 1995.
                               *10.21    Amendment to Employment Agreement,
                                         dated as of November 18, 1996, between
                                         Somanetics Corporation and Raymond W.
                                         Gunn, incorporated by reference to
                                         Exhibit 10.20 to the Company's Annual
                                         Report on Form 10-K for the fiscal year
                                         ended November 30, 1996.
                               *10.22    Amendment to Employment Agreement,
                                         dated as of April 24, 1997, between
                                         Somanetics Corporation and Bruce J.
                                         Barrett., incorporated by reference to
                                         Exhibit 10.21 to Amendment No. 1 to the
                                         Registration Statement on Form S-1(file
                                         no. 333-25275), filed with the
                                         Securities and Exchange Commission on
                                         May 30, 1997.
                               *10.23    Amendment to Employment Agreement,
                                         dated as of April 24, 1997, between
                                         Somanetics Corporation and Raymond W.
                                         Gunn, incorporated by reference to
                                         Exhibit 10.22 to Amendment No. 1 to the
                                         Registration Statement on Form S-1
                                         (file no. 333-25275), filed with the
                                         Securities and Exchange Commission on
                                         May 30, 1997.
                               *10.24 Stock Option Agreement, dated May 16, 1994, between Somanetics Corporation and Bruce J. Barrett, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
                               *10.25 Stock Option Agreement, dated July 21, 1994, between Somanetics Corporation and Bruce J. Barrett, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
                               *10.26 Stock Option Agreement, dated July 21, 1994, between Somanetics Corporation and Gary D. Lewis, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.








                               *10.27 Stock Option Agreement, dated July 21, 1994, between Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

                                  EXHIBIT INDEX

                                EXHIBIT               DESCRIPTION
                                -------  ---------------------------------------
                               *10.28 Stock Option Agreements, dated July 20, 1995, between Somanetics Corporation and Richard Farkas, incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
                               *10.29 Form of Stock Option Agreement, dated December 22, 1995, between Somanetics Corporation and various employees, incorporated by reference to Exhibit
                                         10.29 to the Company's Annual Report on
                                         Form 10-K for the fiscal year ended
                                         November 30, 1995.
                               *10.30 Form of Stock Option Agreement, dated December 22, 1995, between Somanetics Corporation and various officers, incorporated by reference to Exhibit
                                         10.30 to the Company's Annual Report on
                                         Form 10-K for the fiscal year ended
                                         November 30, 1995.
                               *10.31 Form of new Stock Option agreement, dated December 22, 1995, between Somanetics Corporation and various employees, incorporated by reference to
                                         Exhibit 10.31 to the Company's Annual
                                         Report on Form 10-K for the fiscal year
                                         ended November 30, 1995.
                               *10.32 Form of Stock Option Agreement, dated January 5, 1996, between Somanetics Corporation and two officers, incorporated by reference to Exhibit
                                         10.32 to the Company's Annual Report on
                                         Form 10-K for the fiscal year ended
                                         November 30, 1995.
                               *10.33 Form of Stock Option Agreement, dated as of April 24, 1997, between Somanetics Corporation and twenty-three employees, incorporated by reference to
                                         Exhibit 10.32 to the Registration
                                         Statement on Form S-1(file no.
                                         333-25275), filed with the Securities
                                         and Exchange Commission on May 30,
                                         1997.
                               *10.34 Consulting Agreement, dated February 28, 1983, as amended, between
                                         Somanetics Corporation and Hugh F.
                                         Stoddart, incorporated by reference to
                                         Exhibit 10.13 to the Company's Annual
                                         Report on Form 10-K for the fiscal year
                                         ended November 30, 1991.
                               *10.35 Consulting Order, dated as of October 1, 1996, among Somanetics Corporation and NeuroPhysics Corporation, Hugh F. Stoddart and Hugh A. Stoddart, Ph.D., as Consultants, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.
                               *10.36 Amendment to Stock Option Agreement, dated as of February 1, 1995, between Somanetics Corporation and Gary D. Lewis, amending July 21, 1994 Stock Option Agreement, incorporated by reference to Exhibit 10.31 to
                                         Post-Effective Amendment No. 5 to the
                                         Company's Registration Statement on
                                         Form S-1(file no. 33-38438) filed with
                                         the Securities and Exchange Commission
                                         on March 30, 1995.
                                10.37 Current Form of Somanetics Corporation Confidentiality Agreement used for testing hospitals and clinics, incorporated by reference to Exhibit
                                         10.22 to the Company's Annual Report on
                                         Form 10-K for the fiscal year ended
                                         November 30, 1992.
                                10.38 Current Form of Somanetics Corporation Confidentiality Agreement used for the Company's employees and agents, incorporated by reference to Exhibit
                                         10.3 to the Company's Quarterly Report
                                         on Form 10-Q for the quarter ended
                                         August 31, 1992.
                                10.39    Assignments, dated October 6, 1983,
                                         January 23, 1986, February 11, 1986 and
                                         February 11, 1986, from Gary D. Lewis
                                         to Somanetics Corporation in connection
                                         with the Company's INVOS technology,
                                         incorporated by reference to Exhibit
                                         10.17 to the Company's Registration
                                         Statement on Form S-1 (file no.
                                         33-38438).

                                  EXHIBIT INDEX

                                EXHIBIT               DESCRIPTION
                                -------  ---------------------------------------
                                10.40    Assignments, dated October 5, 1983,
                                         August 28, 1985, February 11, 1986,
                                         February 12, 1986, and September 24,
                                         1986, from Hugh F. Stoddart to
                                         Somanetics Corporation in connection
                                         with the Company's INVOS technology,
                                         incorporated by reference to Exhibit
                                         10.18 to the Company's Registration
                                         Statement on Form S-1 (file no.
                                         33-38438).
                                10.41 Warrant Agreement, dated as of August 2, 1994, between Somanetics Corporation and Rauscher Pierce & Clark Limited, incorporated by reference to Exhibit
                                         10.15 to the Company's Quarterly Report
                                         on Form 10-Q for the quarter ended
                                         August 31, 1994.
                                10.42    Form of Warrant to Purchase Common
                                         Stock of Somanetics Corporation, dated
                                         as of August 2, 1994, between
                                         Somanetics Corporation and Rauscher
                                         Pierce & Clark Limited, incorporated by
                                         reference to Exhibit 10.16 to the
                                         Company's Quarterly Report on Form 10-Q
                                         for the quarter ended August 31, 1994.
                                10.43    Form of Warrant, between Somanetics
                                         Corporation and purchasers of Units in
                                         the 1995 Regulation S Offering,
                                         incorporated by reference to Exhibit
                                         10.4 to the Company's Quarterly Report
                                         on Form 10-Q for the quarter ended
                                         August 31, 1995.
                                10.44 Warrant Agreement, dated as of July 14, 1995, between Somanetics Corporation and Rauscher Pierce & Clark Limited, incorporated by reference to Exhibit
                                         10.5 to the Company's Quarterly Report
                                         on Form 10-Q for the quarter ended
                                         August 31, 1995.
                                10.45    Warrant to Purchase Common Stock of
                                         Somanetics Corporation, dated as of
                                         July 14, 1995, between Somanetics
                                         Corporation and Rauscher Pierce & Clark
                                         Limited, incorporated by reference to
                                         Exhibit 10.6 to the Company's Quarterly
                                         Report on Form 10-Q for the quarter
                                         ended August 31, 1995.
                                10.46    Form of Warrant between Somanetics
                                         Corporation and purchasers of Units in
                                         the April 1996 Regulation S Offering,
                                         incorporated by reference to Exhibit
                                         10.3 to the Company's Quarterly Report
                                         on Form 10-Q for the quarter ended
                                         February 29, 1996.
                                10.47 Warrant Agreement, dated as of April 2, 1996, between Somanetics Corporation and Rauscher Pierce & Clark Limited, incorporated by reference to Exhibit
                                         10.4 to the Company's Quarterly Report
                                         on Form 10-Q for the quarter ended
                                         February 29, 1996.
                                10.48    Warrant to Purchase Common Stock of
                                         Somanetics Corporation, dated as of
                                         April 2, 1996, between Somanetics
                                         Corporation and Rauscher Pierce & Clark
                                         Limited, incorporated by reference to
                                         Exhibit 10.5 to the Company's Quarterly
                                         Report on Form 10-Q for the quarter
                                         ended February 29, 1996.
                                10.49 Form of Underwriting Agreement, dated May 30, 1997, between Somanetics Corporation and Brean Murray & Co., Inc., incorporated by reference to
                                         Exhibit 1.1 to Amendment No. 1 to the
                                         Registration Statement on Form S-1
                                         (file no. 333-25275), filed with the
                                         Securities and Exchange Commisiion
                                         on May 30, 1997.
                                10.50 Form of Warrant Agreement and Warrant, dated June 4, 1997, between Somanetics Corporation and Brean Murray & Co., Inc., incorporated by reference to
                                         Exhibit 10.60 to Amendment No. 1 to the
                                         Registration Statement on Form S-1
                                         (file no. 333-25275), filed with the
                                         Securities and Exchange Commisiion on
                                         May 30, 1997.
                                10.51 Form of Underwriting Agreement, dated April 3, 1998, between Somanetics Corporation and Brean Murray & Co., Inc., incorporated by reference to
                                         Exhibit 10.1 to the Company's Quarterly
                                         Report on Form 10-Q for the quarter
                                         ended February
                                         28, 1998.

                                  EXHIBIT INDEX

                                EXHIBIT               DESCRIPTION
                                -------  ---------------------------------------
                                10.52    Revolving Note from Somanetics
                                         Corporation to Fifth Third Bank of
                                         Northwestern Ohio, N.A., dated June 12,
                                         1998, incorporated by reference to
                                         Exhibit 10.1 to the Company's Quarterly
                                         Report on Form 10-Q for the quarter
                                         ended August
                                         31, 1998.
                                23.1     Consent of Deloitte & Touche LLP.
                                27.1     Financial data Schedule.