Form 10-Q
period 1999-02-28
SOMANETICS CORP
filed 1999-03-29
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended FEBRUARY 28, 1999

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from  _______ to __________


                         Commission file number 0-19095

                             SOMANETICS CORPORATION
             (Exact name of registrant as specified in its charter)

              MICHIGAN                      38-2394784
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

        Number of common shares outstanding at March 29, 1999: 6,035,597

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION



                                 BALANCE SHEETS

                                                                                  February 28,             November 30,
ASSETS                                                                                1999                     1998
                                                                                  ------------             ------------
CURRENT ASSETS:                                                                    (Unaudited)                 (Audited)
    Cash and cash equivalents..........................................         $     1,572,472           $     1,976,829
    Marketable securities..............................................               3,890,972                 4,916,942
    Accounts receivable, net of allowance for doubtful accounts of approximately $12,000 and $153,000 at February 28, 1999 and
       November 30, 1998, respectively.................................                 813,370                   615,682
    Inventory, net.....................................................                 611,218                   660,964
    Prepaid expenses...................................................                  77,465                    92,050
                                                                                ---------------           ---------------
       Total current assets............................................               6,965,497                 8,262,467
                                                                                ---------------           ---------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment............................................               1,353,260                 1,309,539
    Furniture and fixtures.............................................                 184,949                   184,949
    Leasehold improvements.............................................                 166,770                   166,770
                                                                                ---------------           ---------------
       Total...........................................................               1,704,979                 1,661,258
    Less accumulated depreciation and amortization.....................              (1,023,834)                 (957,083)
                                                                                ---------------           ---------------
       Net property and equipment......................................                 681,145                   704,175
                                                                                ---------------           ---------------
OTHER ASSETS:
    Patents and trademarks, net........................................                  63,577                    65,305
    Other..............................................................                  15,000                    15,000
                                                                                ---------------           ---------------
       Total other assets..............................................                  78,577                    80,305
                                                                                ---------------           ---------------
TOTAL ASSETS...........................................................         $     7,725,219           $     9,046,947
                                                                                ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................         $       245,995           $       262,932
    Accrued liabilities................................................                 258,487                   366,222
                                                                                ---------------           ---------------
       Total current liabilities.......................................                 504,482                   629,154
                                                                                ---------------           ---------------
COMMITMENTS AND CONTINGENCIES..........................................                 -                         -
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................                 -                         -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 6,035,597 shares at February 28, 1999
       and November 30, 1998, respectively.............................                  60,356                    60,356
    Additional paid-in capital.........................................              50,290,067                50,290,067
    Accumulated unrealized losses on investments.......................                (108,990)                  (96,262)
    Accumulated deficit................................................             (43,020,696)              (41,836,368)
                                                                                ----------------          ---------------
       Total shareholders' equity......................................               7,220,737                 8,417,793
                                                                                ---------------           ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................         $     7,725,219           $     9,046,947
                                                                                ===============           ===============



                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                              For the Three-Month
                                                            Periods Ended February 28,
                                                          ------------------------------
                                                            1999                  1998
                                                          --------              --------

NET REVENUES ..................................      $     910,739         $     803,365
COST OF SALES..................................            447,089               389,998
                                                     -------------         -------------
GROSS MARGIN...................................            463,650               413,367
                                                     -------------         -------------

OPERATING EXPENSES:
      Research, development and engineering....            142,449               164,788
      Selling, general and administrative......          1,598,856             1,480,571
                                                     -------------         -------------
                Total operating expenses.......          1,741,305             1,645,359
                                                     -------------         -------------
OPERATING LOSS.................................         (1,277,655)           (1,231,992)
                                                     -------------         -------------

OTHER INCOME (EXPENSE):
      Interest income..........................             93,327                50,792
      Other....................................                  -                 8,100
                                                     -------------         -------------
          Total other income...................             93,327                58,892
                                                     -------------         -------------
NET LOSS.......................................      $  (1,184,328)        $  (1,173,100)
                                                     -------------         -------------


NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED...........................      $        (.20)        $        (.27)
                                                     -------------         -------------

WEIGHTED AVERAGE SHARES
    OUTSTANDING................................          6,035,597             4,285,334
                                                     =============         =============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             For the Three Month
                                                          Periods Ended February 28,
                                                          --------------------------
                                                              1999          1998
                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................   $(1,184,328)   $(1,173,100)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization ...................        34,315         23,617
      Changes in assets and liabilities:
          Accounts receivable (increase) ..............      (197,688)      (575,304)
          Inventory decrease (increase) ...............        49,746       (315,424)
          Prepaid expenses decrease (increase) ........        14,585        (13,734)
            Other assets (increase) ...................          --          (17,310)
          Accounts payable (decrease) increase ........       (16,937)       167,999
          Accrued liabilities (decrease) increase .....      (107,735)         7,392
                                                          -----------    -----------
            Net cash (used in) operations .............    (1,408,042)    (1,895,864)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities .........     1,013,242      1,475,431
  Acquisition of property and equipment (net) .........        (9,557)      (193,062)
                                                          -----------    -----------
            Net cash provided by investing activities .     1,003,685      1,282,369
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Net cash provided by financing activities .          --             --
                                                          -----------    -----------

NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS .........................................      (404,357)      (613,495)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ...........................................     1,976,829      2,132,376
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD ...........................................   $ 1,572,472    $ 1,518,881
                                                          ===========    ===========




                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 1999



1.       ORGANIZATION AND OPERATIONS

         Somanetics Corporation (the "Company"), a Michigan corporation formed in January 1982, develops, manufactures and markets the INVOS(R) Cerebral Oximeter (the "Cerebral Oximeter"), the only FDA-cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. The Cerebral Oximeter is based on the Company's proprietary In Vivo Optical Spectroscopy ("INVOS(R)") technology. INVOS analyzes various characteristics of human blood and tissue by measuring and analyzing low-intensity visible and near infrared light transmitted into portions of the body. The Company has incurred research, product development and other expenses involved in designing, developing, marketing and selling its product, as well as devoting efforts to raising capital.


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

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except those not material to the Company's financial condition or results of operations. Operating results for the three-month period ended February 28, 1999, are not necessarily indicative of the results that may be expected for the year ending November 30, 1999, although the Company expects to continue to incur operating losses for the foreseeable future. The unaudited interim financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended November 30, 1998 included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

         The Company has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $43,020,696 through February 28, 1999. The Company had working capital of $6,461,015, cash, cash equivalents, and marketable securities of $5,463,444, total current liabilities of $504,482 and shareholders' equity of $7,220,737 as of February 28, 1999.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 1999


         The net proceeds from the public offering of Common Shares in April 1998 were sufficient to fund the Company's working capital requirements for the three months ended February 28, 1999. Current sales are not sufficient to fund operations.

         The Company believes that the cash, cash equivalents, and marketable securities on hand at February 28, 1999 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second quarter of fiscal 2000. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

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

         As of February 28, 1999, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of March 9, 1999. In addition, the placement agents and their transferees hold warrants to purchase 64,394 Common Shares exercisable at $12.50 per share and 15,000 warrants exercisable at $14.40 per share. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares.

         On June 12, 1998, the Company entered into a $2,000,000 Revolving Note and a Pledge Agreement with Fifth Third Bank of Northwestern Ohio, N.A. The principal amount outstanding under the note bears interest, payable monthly, at the bank's prime rate (7.75% as of March 9, 1999), is collateralized by all property of the Company held at the bank, including marketable securities, and is intended to be used for general corporate purposes, if necessary. The Company has not borrowed any money under the line of credit. The line of credit expires March 31, 1999. Before that date, the bank may, but is not obligated to, lend the Company such amounts as may from time to time be requested by the Company, up to $2,000,000 if no Event of Default shall exist. Events of default include failure to furnish satisfactory additional security on demand or the bank deeming itself insecure. The Company has no other loan commitments.

         There can be no assurance that even if the Company receives additional capital, it will be able to achieve the level of sales necessary to sustain its operations. There can be no assurance that the Company will be able to obtain any funds on terms acceptable to the Company and at times required by the Company through sales of the Company's product, sales of securities or loans in sufficient quantities. The report of the Company's Independent Auditors in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998 contains an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 1999


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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Marketable Securities consist seventy-five percent of AAA rated corporate bonds and twenty-five percent of lower rated, fixed income securities, classified as available for sale, maturing approximately six months to one year from the date of acquisition and are stated at the lower of cost or fair market value.

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                          February 28, 1999          November 30, 1998
                                          -----------------          -----------------
    Finished goods...................         $  73,484                    $224,313
    Work in process..................           159,782                     226,554
    Purchased components.............           505,441                     348,321
                                            -----------                  ----------
         Sub-total...................           738,707                     799,188
    Less reserve for obsolete
       and excess inventory..........          (127,489)                   (138,224)
                                            -----------                  -----------
         Total.......................          $611,218                    $660,964
                                            ===========                  ==========



         Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $48,156 and $46,428 at February 28, 1999 and November 30, 1998, respectively.

         Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. Common Shares issuable under stock options and warrants have been considered in the computation of the net loss per Common Share - diluted, but have not been included because such inclusion would be antidilutive. As of February 28, 1999 and February 28,1998, the Company had outstanding 1,396,151 and 949,831, respectively, of warrants and options to purchase Common Shares.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 1999


4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                     February 28, 1999           November 30, 1998
                                                     -----------------           -----------------

         Professional Fees.......................         $ 65,725                     $112,902
         Clinical Research.......................              -                         19,165
         Product Upgrades........................           21,297                       21,297
         Warranty................................           27,919                       37,487
         Accrued Insurance.......................           26,272                       42,204
         Accrued Incentive.......................           62,499                       34,000
         Accrued Sales Commissions   ............           54,775                       99,167
                                                          --------                     --------
                   Total.........................         $258,487                     $366,222
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

6.       STOCK OPTIONS

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

                                FEBRUARY 28, 1999

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

         During fiscal 1998 and the first quarter of fiscal 1999, the Company's primary activities consisted of sales and marketing of the model 4100 Cerebral Oximeter and the related disposable SomaSensor. The Company had an accumulated deficit of $43,020,696 through February 28, 1999. The Company believes that its accumulated deficit will continue to increase for the foreseeable future.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 1999


THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998

         Net revenues increased by approximately $107,000, or 13%, from $803,365 in the three-month period ended February 28, 1998 to $910,739 in the three-month period ended February 28, 1999. The increase in revenues was primarily attributable to an increase in United States sales of approximately $38,000, from approximately $392,000 in the first quarter of fiscal 1998 to approximately $430,000 in the first quarter of fiscal 1999, and an increase in international sales of approximately $69,000, from approximately $411,000 in the first quarter of fiscal 1998 to approximately $480,000 in the first quarter of fiscal 1999. The increase in net revenues is primarily attributable to increased purchases of the disposable SomaSensor, a stocking order for the model 4100 Cerebral Oximeter from Baxter Limited as a result of Japanese Ministry of Health and Welfare approval in the first quarter to market the model 4100 in Japan, a 19% increase in the average selling price of the disposable SomaSensor due to the effect of no-cap sales on average SomaSensor prices, and a 23% increase in the average selling price of Cerebral Oximeters due to (i) a change in the mix between sales directly to hospitals and sales through distributors, and (ii) the exchanges of model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters with existing customers during the first quarter of fiscal 1998. Effective March 1, 1999, the Company increased the retail price of the Cerebral Oximeter and SomaSensor to $14,995 and $37.50, respectively. The price increase does not apply to sales quotations issued prior to March 1, 1999.

         Sales of model 4100 Cerebral Oximeters, SomaSensors, model 4100 exchanges, and model 3100A Cerebral Oximeters comprised approximately 64%, 36%, 0%, and 0%, respectively, of the Company's net revenues in the first quarter of fiscal 1999 and 65%, 13%, 13%, and 7%, respectively, of the Company's net revenues in the first quarter of fiscal 1998. Approximately 53% of the Company's net revenues in the first quarter of fiscal 1999 were export sales, compared to 51% of the Company's net revenues in the first quarter of fiscal 1998. One international distributor accounted for approximately 34% of net revenues for the three months ended February 28, 1999, and one United States distributor and two international distributors accounted for approximately 21%, 16% and 10%, respectively, of total net revenues for the three months ended February 28, 1998.

         Gross margin as a percentage of net revenues for the quarters ended February 28, 1999 and February 28, 1998 was approximately 51% and 51%, respectively. Although the Company realized a higher average selling price for the Cerebral Oximeters and SomaSensors in the first quarter of fiscal 1999, gross margin as a percentage of net revenues remained relatively constant from the first quarter of fiscal 1998 primarily because a higher percentage of the Company's net revenues were derived from the sale of SomaSensors in the first quarter of fiscal 1999, which have lower margins, partially offset by a decrease in the percentage of net revenues attributable to model 4100 exchanges.

         The Company's research, development and engineering expenses decreased approximately $22,000, or 14%, from $164,788 for the three months ended February 28, 1998 to $142,449 for the three months ended February 28, 1999. The decrease is primarily attributable to a $42,000 decrease in costs associated with enhancements to the model 4100 Cerebral Oximeter, partially offset by an increase in costs associated with the Company's new sensor development projects.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 1999


         Selling, general and administrative expenses increased approximately $118,000, or 8%, from $1,480,571 for the three months ended February 28, 1998 to $1,598,856 for the three months ended February 28, 1999. The increase in selling, general and administrative expense is primarily attributable to a $195,000 increase in salaries, wages, commissions and related expenses as a result of additional employees hired since March 1, 1998 (from 46 employees as of February 28, 1998 to 49 employees as of February 28, 1999), partially offset by a $36,000 decrease in accrued warranty expense, a $35,000 decrease in professional service and investor relations fees, and a $24,000 decrease in incentive compensation expense.

         For the three-month period ended February 28, 1999, the Company realized a 1% increase in its net loss over the same period in fiscal 1998. The increase is primarily attributable to a 6% increase in operating expenses, partially offset by a 13% increase in net revenues and increased interest income.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the three-month period ended February 28, 1999 was approximately $1,408,000. Cash was used primarily to (i) fund the Company's net loss, primarily selling, general and administrative expenses and research, development and engineering expenses (approximately $1,150,000, net of depreciation and amortization expense), (ii) increase accounts receivable (approximately $198,000) primarily due to higher sales in the first quarter of fiscal 1999 than in the prior quarter, and (iii) decrease accounts payable and accrued liabilities (approximately $125,000). These uses of cash were partially offset by a decrease in inventory (approximately $50,000) primarily due to first quarter sales. Management expects working capital requirements to increase if sales increase. The Company capitalized approximately $20,000 of costs for model 4100 Cerebral Oximeters being used as demonstration units in the first quarter of fiscal 1999. The Company expects to depreciate these costs as a marketing expense over three years.

         On June 12, 1998, the Company entered into a $2,000,000 Revolving Note and a Pledge Agreement with Fifth Third Bank of Northwestern Ohio, N.A. The principal amount outstanding under the note bears interest, payable monthly, at the bank's prime rate (7.75% as of March 9, 1999), is collateralized by all property of the Company held at the bank, including marketable securities, and is intended to be used for general corporate purposes, if necessary. The Company has not borrowed any money under the line of credit. The line of credit expires March 31, 1999. Before that date, the bank may, but is not obligated to, lend the Company such amounts as may from time to time be requested by the Company, up to $2,000,000 if no Event of Default shall exist. Events of default include failure to furnish satisfactory additional security on demand or the bank deeming itself insecure. The Company has no other loan commitments.

         As of February 28, 1999 the Company has working capital of $6,461,015, cash, cash equivalents and marketable securities of $5,463,444, total current liabilities of $504,482 and shareholder's equity of $7,220,737.

         The Company believes that the cash, cash equivalents and marketable securities on hand at February 28, 1999 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second quarter of fiscal 2000. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 1999


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

         As of February 28, 1999, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and April 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of March 9, 1999. In addition, the placement agents and their transferees hold warrants to purchase 64,394 Common Shares exercisable at $12.50 per share and 15,000 warrants exercisable at $14.40 per share. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares.

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

    YEAR 2000 COMPLIANCE

         The Company does not expect that the cost of converting its computer systems to year 2000 compliance will be material to its financial condition or results of operations. The Company, together with its independent network consultant, has completed the evaluation of its hardware and software, and has purchased the hardware and software necessary to replace what was determined to be non-compliant. As of February 28, 1999, the Company had spent approximately $80,000 towards the replacement of non-compliant hardware and software, and estimates that the total costs associated with the implementation of the new computer system, including hardware, software, and related consulting fees, will approximate $100,000. The Company began implementation of some new hardware and software during the fourth quarter of fiscal 1998, and completed the implementation of the hardware and software during the first quarter of fiscal 1999. The Company is currently using the newly implemented hardware and software in a test environment, and expects a full conversion to the new information system by the second quarter of fiscal 1999. Because the Company expects its system to be year 2000 compliant by the second quarter of fiscal 1999, it has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. The Company has considered the cost of upgrading its older products to make them year 2000 compliant, and does not believe that such costs will be material to the Company's financial condition or results of operations. The Company has also corresponded with its major vendors, as well as a sampling of both its United States and international customers, to determine their state of readiness with respect to year 2000 compliance. Based on the responses from the vendors and customers, the Company does not anticipate any material disruption to its operations as a result of year 2000 compliance failure, and does not expect any material effect to its financial condition or results of operations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, consisting of investments in corporate bonds and other fixed income securities. For these financial instruments, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on current rates. Weighted average fixed rates are based on the contract rates. The actual cash flows of all instruments are denominated in U.S. dollars. The Company invests its cash on hand not needed in current operations in fixed income securities generally maturing within one year from the date of acquisition.


                                                                        FEBRUARY 28, 1999

                                                                      EXPECTED MATURITY DATES

                                     1999       2000       2001     2002     2003    THEREAFTER         TOTAL        FAIR VALUE
                                     ----       ----       ----     ----     ----    ----------         -----        ----------
MARKETABLE SECURITIES:
 Short-term Debt:
    Fixed Rate ($).............  $2,999,956       -          -       -        -           -          $2,999,956      $3,002,008
       Average interest rate...        7.10%     N/A        N/A     N/A      N/A         N/A               7.10%
    Variable Rate ($)..........  $1,000,006       -          -       -        -           -          $1,000,006      $  891,016
       Average interest rate...        9.71%     N/A        N/A     N/A      N/A         N/A               9.71%

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

                                              Somanetics Corporation
                                              ----------------------
                                              (Registrant)




Date:    March 29, 1999                       By:/s/ Raymond W. Gunn
         ------------------                      -----------------------
                                              Raymond W. Gunn
                                              Executive Vice President and Chief
                                              Financial Officer (Duly Authorized
                                              and Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT                                                    DESCRIPTION
-------                                                    -----------
27.1                 Financial Data Schedule.