Form 10-Q
period 1999-05-31
SOMANETICS CORP
filed 1999-06-30
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

     (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended MAY 31, 1999

                                       OR

    ( ) Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
                For the transition period from              to
                                              -------------    -------------

                         Commission file number 0-19095

                             SOMANETICS CORPORATION
             (Exact name of registrant as specified in its charter)

                  MICHIGAN                                    38-2394784
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

                 Yes          X                No
                    ---------------------         -------------------------

         Number of common shares outstanding at June 30, 1999: 6,035,597

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION



                                 BALANCE SHEETS

                                                                                    May 31,                November 30,
                                                                                     1999                      1998
ASSETS                                                                          ---------------           ---------------
CURRENT ASSETS:                                                                   (Unaudited)                (Audited)
    Cash and cash equivalents..........................................         $       929,169           $     1,976,829
    Marketable securities..............................................               3,281,299                 4,916,942
    Accounts receivable, net of allowance for doubtful accounts of approximately $0 and $153,000 at May 31, 1999 and
       November 30, 1998, respectively.................................                 819,830                   615,682
    Inventory, net.....................................................                 604,174                   660,964
    Prepaid expenses...................................................                 109,340                    92,050
                                                                                ---------------           ---------------
       Total current assets............................................               5,743,812                 8,262,467
                                                                                ---------------           ---------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment............................................               1,427,793                 1,309,539
    Furniture and fixtures.............................................                 184,949                   184,949
    Leasehold improvements.............................................                 166,770                   166,770
                                                                                ---------------           ---------------
       Total...........................................................               1,779,512                 1,661,258
    Less accumulated depreciation and amortization.....................              (1,093,588)                 (957,083)
                                                                                ----------------          ---------------
       Net property and equipment......................................                 685,924                   704,175
                                                                                ---------------           ---------------
OTHER ASSETS:
    Patents and trademarks, net........................................                  61,849                    65,305
    Other..............................................................                  15,000                    15,000
                                                                                ---------------           ---------------
       Total other assets..............................................                  76,849                    80,305
                                                                                ---------------           ---------------
TOTAL ASSETS...........................................................         $     6,506,585           $     9,046,947
                                                                                ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................         $       269,539           $       262,932
    Accrued liabilities................................................                 296,216                   366,222
                                                                                ---------------           ---------------
       Total current liabilities.......................................                 565,755                   629,154
                                                                                ---------------           ---------------
COMMITMENTS AND CONTINGENCIES..........................................                  -                         -
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................                  -                         -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 6,035,597 shares at May 31, 1999 and
       November 30, 1998, respectively.................................                  60,356                    60,356
    Additional paid-in capital.........................................              50,290,067                50,290,067
    Accumulated unrealized losses on investments.......................                (123,310)                  (96,262)
    Accumulated deficit................................................             (44,286,283)              (41,836,368)
                                                                                ---------------           ---------------
    Total shareholders' equity...-.....................................               5,940,830                 8,417,793
                                                                                ---------------           ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................         $     6,506,585           $     9,046,947
                                                                                ===============           ===============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three Months                   Six Months
                                                 Ended May 31,                  Ended May 31,
                                           --------------------------    --------------------------
                                              1999           1998           1999            1998
                                           -----------    -----------    -----------    -----------
NET REVENUES.............................. $ 1,041,479    $   510,687    $ 1,952,217    $ 1,314,052
COST OF SALES.............................     518,859        300,878        965,947        690,876
GROSS MARGIN..............................     522,620        209,809        986,270        623,176
                                           -----------    -----------    -----------    -----------

OPERATING EXPENSES:
   Research, development and engineering       144,033        163,837        286,482        328,625
   Selling, general and administrative....   1,724,375      1,490,515      3,323,231      2,971,086
                                           -----------    -----------    -----------    -----------
       Total operating expenses...........   1,868,408      1,654,352      3,609,713      3,299,711
                                           -----------    -----------    -----------    -----------

OPERATING LOSS............................  (1,345,788)    (1,444,543)    (2,623,443)    (2,676,535)
                                           -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
   Interest income........................      80,201         85,985        173,528        136,777
   Other..................................        --             --             --            8,100
                                           -----------    -----------    -----------    -----------
      Total other income..................      80,201         85,985        173,528        144,877
                                           -----------    -----------    -----------    -----------
NET LOSS.................................. $(1,265,587)   $(1,358,558)   $(2,449,915)   $(2,531,658)
                                           -----------    -----------    -----------    -----------

NET LOSS PER COMMON SHARE -
    BASIC AND DILUTED..................... $     (0.21)   $     (0.26)   $     (0.41)   $     (0.53)
                                           -----------    -----------    -----------    -----------

WEIGHTED AVERAGE SHARES
    OUTSTANDING...........................   6,035,597      5,312,620      6,035,597      4,804,621
                                           ===========    ===========    ===========    ===========



                       See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               For the Six Month
                                                              Periods Ended May 31,
                                                              ---------------------
                                                             1999             1998
                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................... $ (2,449,915)   $ (2,531,658)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization ......................       68,986          47,952
      Changes in assets and liabilities:
          Accounts receivable (increase) .................     (204,148)       (307,124)
          Inventory (increase) decrease ..................       56,790        (474,279)
          Prepaid expenses (increase) decrease ...........      (17,290)         20,173
          Other assets decrease ..........................           --           1,600
          Accounts payable increase (decrease) ...........        6,607         (81,136)
          Accrued liabilities (decrease) .................      (70,006)        (14,016)
                                                           ------------    ------------
            Net cash (used in) operations ................   (2,608,976)     (3,338,488)
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities ...........    1,608,595       2,470,780
  Acquisition of property and equipment (net) ...........      (47,279)       (264,538)
                                                           -----------     -----------
            Net cash provided by investing activities....    1,561,316       2,206,242
                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Shares ...............          --        9,094,931
                                                           -----------    ------------
             Net cash provided by financing activities...          --        9,094,931
                                                           -----------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ...........................................   (1,047,660)      7,962,685

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD .............................................    1,976,829       2,132,376
                                                          ------------    ------------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD ............................................. $    929,169    $ 10,095,061
                                                          ============    ============


                       See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 1999



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

     The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except those not material to the Company's financial condition or results of operations. Operating results for the six-month period ended May 31, 1999, are not necessarily indicative of the results that may be expected for the year ending November 30, 1999, although the Company expects to continue to incur operating losses for the foreseeable future. The unaudited interim financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended November 30, 1998 included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

     The Company has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $44,286,283 through May 31, 1999. The Company had working capital of $5,178,057, cash, cash equivalents and marketable securities of $4,210,468, total current liabilities of $565,755 and shareholders' equity of $5,940,830 as of May 31, 1999.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 1999


     The net proceeds from the public offering of Common Shares in April
1998 were sufficient to fund the Company's working capital requirements for the six months ended May 31, 1999. Current sales are not sufficient to fund operations.

     The Company believes that the cash, cash equivalents and marketable securities on hand at May 31, 1999 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second quarter of fiscal 2000. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

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

     As of May 31, 1999, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of June 24, 1999. In addition, the placement agents and their transferees hold warrants to purchase 64,394 Common Shares exercisable at $12.50 per share and 15,000 warrants exercisable at $14.40 per share. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares.

     On April 1, 1999, the Company renewed its $2,000,000 Revolving Note and a Pledge Agreement with Fifth Third Bank of Northwestern Ohio, N.A. The principal amount outstanding under the note bears interest, payable monthly, at the bank's prime rate (7.75% as of June 24, 1999), is collateralized by all property of the Company held at the bank and, upon drawing against the line of credit, by any securities account of the Company up to the value of the loan, and is intended to be used for general corporate purposes, if necessary. The Company has not borrowed any money under the line of credit. The line of credit expires March 31, 2000. Before that date, the bank may, but is not obligated to, lend the Company such amounts as may from time to time be requested by the Company, up to $2,000,000 if no Event of Default shall exist. Events of default include failure to furnish satisfactory additional security on demand or the bank deeming itself insecure. The Company has no other loan commitments.

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

                                  MAY 31, 1999


     These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.   STOCK OPTIONS

     On January 21, 1999, the Company's Board of Directors approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of Common Shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 295,000, from 745,000 to 1,040,000 shares, subject to shareholder approval at the 1999 Annual Meeting of Shareholders. The Company's shareholders approved such amendment at the 1999 Annual Meeting of Shareholders on April 13, 1999.

     Effective April 13, 1999, the Company granted to four directors of the Company who are not officers or employees of the Company ten-year options under the 1997 Stock Option Plan to purchase an aggregate of 8,000 Common Shares at an exercise price of $1.88 per share (the closing sale price of the Common Shares as of the date of grant). In addition, effective May 20, 1999, the Company granted 10-year options under the 1997 Stock Option Plan to purchase 217,400 Common Shares to 24 employees and one consultant of the Company at an exercise price of $3.56 per share (the closing sale price of the Common Shares as of the date of grant).

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Marketable Securities consist seventy-five percent of AAA rated corporate bonds and twenty-five percent of lower rated, fixed income securities, classified as available for sale, maturing approximately three months to one year from the date of acquisition and are stated at the lower of cost or fair market value.

     Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:


                                          May 31, 1999        November 30, 1998
                                          ------------        -----------------

     Finished goods...................    $   43,608          $  224,313
     Work in process..................       157,464             226,554
     Purchased components.............       527,249             348,321
                                          -----------         ----------
       Sub-total......................       728,321             799,188
     Less reserve for obsolete
      and excess inventory............      (124,147)           (138,224)
                                          -----------         -----------
     Total...........................     $  604,174          $  660,964
                                          ==========          ==========


     Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $49,884 and $46,428 at May 31, 1999 and November 30, 1998, respectively.

     Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. Common Shares issuable under stock options and warrants have been considered in the computation of the net loss per Common Share - diluted, but have not been included because such inclusion would be antidilutive. As of May 31, 1999 and May 31,1998, the Company had outstanding 1,612,851 and 1,404,781, respectively, of warrants and options to purchase Common Shares.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 1999


5.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                    May 31, 1999             November 30, 1998
                                                    ------------             -----------------

     Professional Fees.......................        $ 55,925                    $ 112,902
     Clinical Research.......................            -                          19,165
     Product Upgrades........................          21,297                       21,297
     Warranty................................          30,150                       37,487
     Accrued Insurance.......................          10,340                       42,204
     Accrued Incentive.......................          81,909                       34,000
     Accrued Sales Commissions...............          96,595                       99,167
                                                     --------                    ---------
          Total..............................        $296,216                    $ 366,222
                                                     ========                    =========


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

                                  MAY 31, 1999

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

     During fiscal 1998 and the first two quarters of fiscal 1999, the Company's primary activities consisted of sales and marketing of the model 4100 Cerebral Oximeter and the related disposable SomaSensor. The Company had an accumulated deficit of $44,286,283 through May 31, 1999. The Company believes that its accumulated deficit will continue to increase for the foreseeable future.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1999




THREE MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS ENDED MAY 31, 1998

     Net revenues increased by approximately $531,000, or 104%, from $510,687 in the three-month period ended May 31, 1998 to $1,041,479 in the three-month period ended May 31, 1999. The increase in revenues was primarily attributable to an increase in United States sales of approximately $325,000, from approximately $281,000 in the second quarter of fiscal 1998 to approximately $606,000 in the second quarter of fiscal 1999, and an increase in international sales of approximately $205,000, from approximately $230,000 in the second quarter of fiscal 1998 to approximately $435,000 in the second quarter of fiscal 1999. The increase in net revenues is primarily attributable to increased purchases of the disposable SomaSensor, purchases of the model 4100 Cerebral Oximeter by Baxter Limited as a result of Japanese Ministry of Health and Welfare approval in the first quarter of fiscal 1999 to market the model 4100 in Japan, a 35% increase in the average selling price of the disposable SomaSensor due to the effects of no-cap sales and the March 1, 1999 increase in SomaSensor prices on average SomaSensor prices, and a 16% increase in the average selling price of Cerebral Oximeters due to (i) a change in the mix between sales directly to hospitals and sales through distributors, and (ii) the March 1, 1999 increase in the price of the Cerebral Oximeter, and (iii) the exchanges of model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters with existing customers during the second quarter of fiscal 1998, partially offset by no-cap sales shipments during the second quarter of fiscal 1999. Effective March 1, 1999, the Company increased the retail price of the Cerebral Oximeter and SomaSensor by 25% and 7%, respectively. The price increase does not apply to sales quotations issued prior to March 1, 1999. The Company's third quarter sales have typically been lower, compared to other fiscal quarters, principally because the fiscal quarter coincides with the summer vacation season, especially in Europe, the United States and Japan.

     Sales of model 4100 Cerebral Oximeters, SomaSensors, and model 4100 exchanges comprised approximately 58%, 42%, and 0%, respectively, of the Company's net revenues in the second quarter of fiscal 1999 and 60%, 32%, and 8%, respectively, of the Company's net revenues in the second quarter of fiscal 1998. Approximately 42% of the Company's net revenues in the second quarter of fiscal 1999 were export sales, compared to 45% of the Company's net revenues in the second quarter of fiscal 1998. Two international distributors accounted for approximately 19% and 14% of net revenues for the three months ended May 31, 1999, and one United States distributor and two international distributors accounted for approximately 18%, 11% and 10%, respectively, of total net revenues for the three months ended May 31, 1998.

     Gross margin as a percentage of net revenues for the quarters ended May
31, 1999 and May 31, 1998 was approximately 50% and 41%, respectively. Gross margin as a percentage of net revenues increased in the second quarter ended May 31, 1999 from the second quarter of fiscal 1998 primarily because of the higher average selling prices realized by the Company for the model 4100 Cerebral Oximeter and the SomaSensor, and the lack of model 4100 exchanges in fiscal 1999, partially offset by the higher percentage of the Company's net revenues derived from the sale of SomaSensors in the second quarter of fiscal 1999, which have lower margins.

     The Company's research, development and engineering expenses decreased approximately $20,000, or 12%, from $163,837 for the three months ended May 31, 1998 to $144,033 for the three months ended May 31, 1999. The decrease is primarily attributable to decreased costs associated with enhancements to the model 4100 Cerebral Oximeter, partially offset by an increase in costs associated with the Company's new sensor development projects.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1999


     Selling, general and administrative expenses increased approximately $234,000, or 16%, from $1,490,515 for the three months ended May 31, 1998 to $1,724,375 for the three months ended May 31, 1999. The increase in selling, general and administrative expense is primarily attributable to a $142,000 increase in salaries, wages, commissions, and related expenses as a result of the additional employees hired since May 31, 1998 (from an average of 44 employees in the second quarter of fiscal 1998 to 47 employees in the second quarter of fiscal 1999), a $78,000 increase in professional service fees, and a $37,000 increase in investor and public relations expenses, partially offset by a $20,000 decrease in incentive compensation expense.

     For the three-month period ended May 31, 1999, the Company realized a 7% decrease in its net loss over the same period in fiscal 1998. The decrease is primarily attributable to a 104% increase in net revenues, and higher gross margins as a percentage of net revenues, partially offset by a 13% increase in operating expenses.

SIX MONTHS ENDED MAY 31, 1999 COMPARED TO SIX MONTHS ENDED MAY 31, 1998

     Net revenues increased by approximately $638,000, or 49%, from $1,314,052 in the six-month period ended May 31, 1998 to $1,952,217 in the six-month period ended May 31, 1999. This increase in net revenues was primarily attributable to an increase in United States sales of approximately $364,000, from approximately $673,000 in the first two quarters of fiscal 1998 to approximately $1,037,000 in the first two quarters of fiscal 1999, and an increase in international sales of approximately $274,000, from approximately $641,000 in the first two quarters of fiscal 1998 to approximately $915,000 in the first two quarters of fiscal 1999. The increase in net revenues is primarily attributable to increased purchases of the disposable SomaSensor, purchases of the model 4100 Cerebral Oximeter by Baxter Limited as a result of Japanese Ministry of Health and Welfare approval in the first quarter of fiscal 1999 to market the model 4100 in Japan, a 28% increase in the average selling price of the disposable SomaSensor due to the effects of no-cap sales and the March 1, 1999 increase in SomaSensor prices on average SomaSensor prices, and a 21% increase in the average selling price of Cerebral Oximeters due to (i) a change in the mix between sales directly to hospitals and sales through distributors,
(ii) the March 1, 1999 increase in the price of the Cerebral Oximeter, and (iii) the exchanges of model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters with existing customers during the first two quarters of fiscal 1998, partially offset no-cap sales shipments during the first two quarters of fiscal 1999.

     Sales of model 4100 Cerebral Oximeters, SomaSensors, model 4100 exchanges, and model 3100A Cerebral Oximeters comprised approximately 61%, 39%, 0%, and 0%, respectively, of the Company's net revenues in the first two quarters of fiscal 1999 and 62%, 21%, 11%, and 4%, respectively, of the Company's net revenues in the first two quarters of fiscal 1998. Approximately 47% of the Company's net revenues in the first two quarters of fiscal 1999 were export sales, compared to 49% of the Company's net revenues for the same period in fiscal 1998. One international distributor accounted for approximately 26% of net revenues for the six months ended May 31, 1999, and one United States distributor and two international distributors accounted for approximately 20%, 12%, and 10%, respectively, of total net sales for the same period ended May 31, 1998.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1999


     Gross margin as a percentage of net revenues for six-month periods ended May 31, 1999 and May 31, 1998 was approximately 51% and 47%, respectively. Gross margin as a percentage of net revenues increased in the six-month period ended May 31, 1999 from the same period of fiscal 1998 primarily because of the higher average selling prices realized by the Company for the model 4100 Cerebral Oximeter and the SomaSensor, and the lack of model 4100 exchanges in fiscal 1999, partially offset by the higher percentage of the Company's net revenues derived from the sale of SomaSensors in the first six months of fiscal 1999, which have lower margins.

     The Company's research, development and engineering expenses decreased approximately $42,000, or 13%, from $328,625 for the six-month period ended May 31, 1998 to $286,482 for the six-month period ended May 31, 1999. The decrease is primarily attributable to a $68,000 decrease in costs associated with enhancements to the model 4100 Cerebral Oximeter, partially offset by a $24,000 increase in costs associated with the Company's new sensor development projects.

     Selling, general and administrative expenses increased approximately $352,000, or 12%, from $2,971,086 for the six-month period ended May 31, 1998 to $3,323,231 for the six-month period ended May 31, 1999. The increase in selling, general and administrative expense is primarily attributable to a $337,000 increase in salaries, wages, commissions and related expenses as a result of the additional employees hired since May 31, 1998 (from an average of 42 employees in the six-month period ended May 31, 1998 to 48 employees in the same period of fiscal 1999), and an $80,000 increase in professional service and investor relations fees, partially offset by a $49,000 decrease in accrued warranty expense for sales of new products and a $44,000 decrease in incentive compensation expense.

     For the six-month period ended May 31, 1999, the Company realized a 3% decrease in its net loss over the same period in fiscal 1998. The decrease is primarily attributable to a 49% increase in net revenues, higher gross margins as a percentage of net revenues, and increased interest income, partially offset by a 9% increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations during the six-month period ended May 31, 1999 was approximately $2,609,000. Cash was used primarily to (i) fund the Company's net loss, primarily selling, general and administrative expenses and research, development and engineering expenses (approximately $2,381,000, net of depreciation and amortization expense), (ii) increase accounts receivable (approximately $204,000) primarily due to higher sales in the second quarter of fiscal 1999 than in the fourth quarter of fiscal 1998, and (iii) decrease accrued liabilities (approximately $70,000). These uses of cash were partially offset by a decrease in inventories of the model 4100 Cerebral Oximeter and its components (approximately $57,000), primarily due to sales in fiscal 1999. Management expects working capital requirements to increase if sales increase. The Company capitalized approximately $94,000 of costs for model 4100 Cerebral Oximeters being used as demonstration units during the first two quarters of fiscal 1999. The Company expects to depreciate these costs as a marketing expense over three years.

     On April 1, 1999, the Company renewed its $2,000,000 Revolving Note and a Pledge Agreement with Fifth Third Bank of Northwestern Ohio, N.A. The principal amount outstanding under the note bears interest, payable monthly, at the bank's prime rate (7.75% as of June 24, 1999), is collateralized by all property of the Company held at the bank and, upon drawing against the line of credit, by any securities account of the Company up to the value of the loan, and is intended to be used for general corporate purposes, if necessary. The Company has not borrowed any money under the line of credit. The line of credit expires March 31, 2000. Before that date, the bank may, but is not obligated to,

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1999

lend the Company such amounts as may from time to time be requested by the Company, up to $2,000,000 if no Event of Default shall exist. Events of default include failure to furnish satisfactory additional security on demand or the bank deeming itself insecure. The Company has no other loan commitments.

     As of May 31, 1999 the Company had working capital of working capital of $5,178,057, cash, cash equivalents and marketable securities of $4,210,468, total current liabilities of $565,755 and shareholders' equity of $5,940,830.

     The Company believes that the cash, cash equivalents and marketable securities on hand at May 31, 1999 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second quarter of fiscal 2000. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

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

     As of May 31, 1999, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and April 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of June 24, 1999. In addition, the placement agents and their transferees hold warrants to purchase 64,394 Common Shares exercisable at $12.50 per share and 15,000 warrants exercisable at $14.40 per share. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1999


   YEAR 2000 COMPLIANCE

     The Company does not expect that the cost of converting its computer systems to year 2000 compliance will be material to its financial condition or results of operations. The Company, together with its independent network consultant, has completed the evaluation of its hardware and software, and has purchased the hardware and software necessary to replace what was determined to be non-compliant. As of May 31, 1999, the Company had spent approximately $80,000 towards the replacement of non-compliant hardware and software, and estimates that the total costs associated with the implementation of the new computer system, including hardware, software, and related consulting fees, will approximate $100,000. The Company began implementation of some new hardware and software during the fourth quarter of fiscal 1998, and completed the implementation of the hardware and software during the first quarter of fiscal 1999. The Company is currently using the newly implemented hardware and software in a test environment, and expects a full conversion to the new information system by the third quarter of fiscal 1999. Because the Company expects its system to be year 2000 compliant by the third quarter of fiscal 1999, it has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. The Company has considered the cost of upgrading its older products to make them year 2000 compliant, and does not believe that such costs will be material to the Company's financial condition or results of operations. The Company has also corresponded with its major vendors, as well as a sampling of both its United States and international customers, to determine their state of readiness with respect to year 2000 compliance. Based on the responses from the vendors and customers, the Company does not anticipate any material disruption to its operations as a result of year 2000 compliance failure, and does not expect any material effect to its financial condition or results of operations. Many risks, however, such as the failure to perform by public utilites, telecommunications providers and financial institutions, and the impact of the Year 2000 issue on the economy as a whole, are outside the Company's control and could adversely affect the Company and its ability to conduct its business. While the Company believes its efforts will adequately identify and address the Year 2000 issues that are within its reasonable control, the Year 2000 issue might still have a material adverse impact on the Company's business, financial condition, or results of operations.

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


                                  MAY 31, 1999

                            EXPECTED MATURITY DATES

                                1999        2000      2001     2002       2003    THEREAFTER      TOTAL       FAIR VALUE
                                ----        ----      ----     ----       ----    ----------      -----       ----------
MARKETABLE SECURITIES:
Short-term Debt:
   Fixed Rate($)............  $2,404,603     -         -         -         -         -         $2,404,603     $2,403,480
     Average interest rate..       6.30%    N/A       N/A       N/A       N/A       N/A             6.30%
   Variable Rate($).........  $1,000,006     -         -         -         -         -         $1,000,006     $  876,696
     Average interest rate..       9.71%    N/A       N/A       N/A       N/A       N/A             9.71%

                            PART II OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of the Company was held on April 13, 1999. At the Annual Meeting, Daniel S. Follis and Dr. James I. Ausman were elected as Directors of the Company, and the terms of office of H. Raymond Wallace, Bruce J. Barrett, and Robert R. Henry as Directors of the Company continued after the meeting. 5,545,513 votes were cast for Mr. Follis' election and 75,262 votes were withheld from Mr. Follis' election, and 5,545,473 votes were cast for Dr. Ausman's election and 75,302 votes were withheld from Dr. Ausman's election. There were no abstentions or broker non-votes in connection with the election of the Directors at the Annual Meeting.

          In addition, at the Annual Meeting of Shareholders, the shareholders approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of Common Shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 295,000 shares, from 745,000 to 1,040,000 shares. 5,257,834 votes were cast in favor of this proposal, 335,567 votes were cast against this proposal, and 27,374 votes abstained on this proposal. There were no broker non-votes in connection with the amendment to the 1997 Stock Option plan at the Annual Meeting.



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Revolving Note from Somanetics Corporation to Fifth Third
                    Bank of Northwestern Ohio, N.A., dated April 1, 1999.

               10.2 Third Amendment, between Somanetics Corporation and
                    First Industrial Mortgage Partnership, L.P., dated April 23, 1999.

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

                                          Somanetics Corporation
                                          -----------------------
                                          (Registrant)




Date:    June 30, 1999                    By:/s/ Raymond W. Gunn
         ------------------                  -------------------
                                          Raymond W. Gunn
                                          Executive Vice President and Chief
                                          Financial Officer (Duly Authorized
                                          and Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT                            DESCRIPTION

10.1 Revolving Note from Somanetics Corporation to Fifth Third Bank of Northwestern Ohio, N.A., dated April 1, 1999.
10.2 Third Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 23, 1999.
27.1     Financial Data Schedule.