Form 10-Q
period 1999-08-31
SOMANETICS CORP
filed 1999-09-27
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended AUGUST 31, 1999

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from                  to
                                            ----------------    ---------------

                         Commission file number 0-19095

                             SOMANETICS CORPORATION
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                                          38-2394784
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

      Number of common shares outstanding at September 27, 1999: 6,035,597

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION



                                 BALANCE SHEETS

                                                                                     August 31,               November 30,
ASSETS                                                                                1999                       1998
------                                                                          --------------            ----------------
CURRENT ASSETS:                                                                    (Unaudited)                 (Audited)
    Cash and cash equivalents..........................................         $     1,661,715           $     1,976,829
    Marketable securities..............................................               1,372,376                 4,916,942
    Accounts receivable, net of allowance for doubtful accounts of approximately $0 and $153,000 at August 31, 1999 and
       November 30, 1998, respectively.................................                 714,647                   615,682
    Inventory, net.....................................................                 789,188                   660,964
    Prepaid expenses...................................................                 117,870                    92,050
                                                                                ---------------           ---------------
       Total current assets............................................               4,655,796                 8,262,467
                                                                                ---------------           ---------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment............................................               1,321,650                 1,309,539
    Furniture and fixtures.............................................                 183,497                   184,949
    Leasehold improvements.............................................                 165,642                   166,770
                                                                                ---------------           ---------------
       Total...........................................................               1,670,789                 1,661,258
    Less accumulated depreciation and amortization.....................              (1,020,623)                 (957,083)
                                                                                ---------------           ---------------
       Net property and equipment......................................                 650,166                   704,175
                                                                                ---------------           ---------------
OTHER ASSETS:
    Patents and trademarks, net........................................                  60,120                    65,305
    Other..............................................................                  15,000                    15,000
                                                                                ---------------           ---------------
       Total other assets..............................................                  75,120                    80,305
                                                                                ---------------           ---------------
TOTAL ASSETS...........................................................         $     5,381,082           $     9,046,947
                                                                                ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................         $       337,455           $       262,932
    Accrued liabilities................................................                 152,208                   366,222
                                                                                ---------------           ---------------
       Total current liabilities.......................................                 489,663                   629,154
                                                                                ---------------           ---------------
COMMITMENTS AND CONTINGENCIES..........................................               -                            -
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................               -                            -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 6,035,597 shares at August 31, 1999 and
       November 30, 1998, respectively.................................                  60,356                    60,356
    Additional paid-in capital.........................................              50,290,067                50,290,067
    Accumulated unrealized losses on investments.......................                (137,630)                  (96,262)
    Accumulated deficit................................................             (45,321,374)              (41,836,368)
                                                                                ----------------          ---------------

       Total shareholders' equity......................................               4,891,419                 8,417,793
                                                                                ---------------           ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................         $     5,381,082           $     9,046,947
                                                                                ===============           ===============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months                        Nine Months
                                                            Ended August 31,                   Ended August 31,
                                                     -------------------------------    -------------------------------
                                                           1999             1998              1999            1998
                                                     -------------     -------------    -------------     -------------
   NET REVENUES................................      $    877,346      $     523,222    $   2,829,563     $   1,837,273
   COST OF SALES...............................           458,095            305,569        1,424,041           996,445
                                                     ------------      -------------    -------------     -------------
   GROSS MARGIN................................           419,251            217,653        1,405,522           840,828
                                                     ------------      -------------    -------------     -------------

   OPERATING EXPENSES:
      Research, development and engineering....           145,340            172,207          431,821           500,832
      Selling, general and administrative......         1,366,573          1,718,389        4,689,806         4,689,477
                                                     ------------      -------------    -------------     -------------
          Total operating expenses.............         1,511,913          1,890,596        5,121,627         5,190,309
                                                     ------------      -------------    -------------     -------------

   OPERATING LOSS..............................        (1,092,662)        (1,672,943)      (3,716,105)       (4,349,481)
                                                     ------------      -------------    -------------     -------------

   OTHER INCOME:
      Interest income..........................            57,571            120,444          231,099           257,222
      Other....................................               -                 -                -                8,100
                                                     ------------      -------------    -------------     -------------
          Total other income...................            57,571            120,444          231,099           265,322
                                                     ------------      -------------    -------------     -------------
   NET LOSS....................................      $ (1,035,091)     $  (1,552,499)   $  (3,485,006)    $  (4,084,159)
                                                     ------------      -------------    -------------     -------------


   NET LOSS PER COMMON SHARE -
       BASIC AND DILUTED.......................      $      (0.17)     $       (0.26)   $       (0.58)    $       (0.78)
                                                     ------------      -------------    -------------     -------------


   WEIGHTED AVERAGE SHARES
       OUTSTANDING.............................         6,035,597          6,035,597        6,035,597         5,217,942
                                                     ============      =============    =============     =============




                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the Nine Month
                                                                               Periods Ended August 31,
                                                                           -------------------------------
                                                                                 1999             1998
                                                                           -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................................             $  (3,485,006)     $ (4,084,159)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization...........................                   102,391            71,905
      Changes in assets and liabilities:
          Accounts receivable (increase)......................                   (98,965)         (441,119)
          Inventory (increase)................................                  (128,224)         (400,000)
          Prepaid expenses (increase) decrease ...............                   (25,820)           13,260
          Other assets decrease...............................                      -                1,600
          Accounts payable increase (decrease)................                    74,523          (218,539)
          Accrued liabilities (decrease)......................                  (214,014)          (23,532)
                                                                           -------------      ------------
            Net cash (used in) operations.....................                (3,775,115)       (5,080,584)
                                                                           -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities..........................                      -           (4,936,981)
  Proceeds from sale of marketable securities.................                 3,503,198         2,470,780
  Acquisition of property and equipment (net).................                   (43,197)         (347,804)
                                                                           -------------      ------------
            Net cash provided by (used in) investing activities                3,460,001        (2,814,005)
                                                                           -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Shares.....................                      -            9,094,931
                                                                           -------------      ------------
            Net cash provided by financing activities.........                      -            9,094,931
                                                                           -------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.................................................                  (315,114)        1,200,342

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD  .................................................                 1,976,829         2,132,376
                                                                           -------------      ------------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD...................................................                 1,661,715      $  3,332,718
                                                                           =============      ============



                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 1999



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

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except those not material to the Company's financial condition or results of operations. Operating results for the nine-month period ended August 31, 1999, are not necessarily indicative of the results that may be expected for the year ending November 30, 1999, although the Company expects to continue to incur operating losses for the foreseeable future. The unaudited interim financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended November 30, 1998 included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

         The Company has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $45,321,374 through August 31, 1999. The Company had working capital of $4,166,133, cash, cash equivalents and marketable securities of $3,034,091, total current liabilities of $489,663 and shareholders' equity of $4,891,419 as of August 31, 1999.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 1999


         The net proceeds from the public offering of Common Shares in April 1998 were sufficient to fund the Company's working capital requirements for the nine months ended August 31, 1999. Current sales are not sufficient to fund operations.

         The Company believes that the cash, cash equivalents, and marketable securities on hand at August 31, 1999 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second quarter of fiscal 2000. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

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

         As of August 31, 1999, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of September 9, 1999. In addition, the placement agents and their transferees hold warrants to purchase 11,424 Common Shares exercisable at $12.50 per share until April 1, 2001, and 15,000 warrants exercisable at $14.40 per share until July 13, 2000. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share until May 29, 2002. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares.

         On April 1, 1999, the Company renewed its $2,000,000 Revolving Note and a Pledge Agreement with Fifth Third Bank of Northwestern Ohio, N.A. The principal amount outstanding under the note bears interest, payable monthly, at the bank's prime rate (8.25% as of September 9, 1999), is collateralized by all property of the Company held at the bank and, upon drawing against the line of credit, by any securities account of the Company up to the value of the loan, and is intended to be used for general corporate purposes, if necessary. The Company has not borrowed any money under the line of credit. The line of credit expires March 31, 2000. Before that date, the bank may, but is not obligated to, lend the Company such amounts as may from time to time be requested by the Company, up to $2,000,000 if no Event of Default shall exist. Events of default include failure to furnish satisfactory additional security on demand or the bank deeming itself insecure. The Company has no other loan commitments.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 1999


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

         Effective April 13, 1999, the Company granted to four directors of the Company who are not officers or employees of the Company ten-year options under the 1997 Stock Option Plan to purchase an aggregate of 8,000 Common Shares at an exercise price of $1.88 per share (the closing sale price of the Common Shares as of the date of grant). In addition, effective May 20, 1999, the Company granted 10-year options under the 1997 Stock Option Plan to purchase 217,400 Common Shares to 24 employees and one consultant of the Company at an exercise price of $3.56 per share (the closing sale price of the Common Shares as of the date of grant). Effective July 13, 1999, the Company granted to one director of the Company who is not an officer or employee of the Company ten-year options under the 1997 Stock Option Plan to purchase an aggregate of 2,000 Common Shares at an exercise price of $4.13 per share (the closing sale price of the Common Shares as of the date of grant).


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Marketable Securities consist thirty-five percent of AAA rated corporate bonds and sixty-five percent of lower rated, fixed income securities, classified as available for sale, maturing six months to one year from the date of acquisition and are stated at the lower of cost or fair market value.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 1999



         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                                 August 31, 1999            November 30, 1998
                                                 ---------------            -----------------
           Finished goods...................        $  162,409                  $  224,313
           Work in process..................           216,236                     226,554
           Purchased components.............           501,474                     348,321
                                                    ----------                  ----------
                Sub-total...................           880,119                     799,188
           Less reserve for obsolete
              and excess inventory..........           (90,931)                   (138,224)
                                                    ----------                  ----------
                  Total                             $  789,188                  $  660,964
                                                    ==========                  ==========


         Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $51,612 and $46,428 at August 31, 1999 and November 30, 1998, respectively.

         Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. Common Shares issuable under stock options and warrants have been considered in the computation of the net loss per Common Share - diluted, but have not been included because such inclusion would be antidilutive. As of August 31, 1999 and August 31, 1998, the Company had outstanding 1,557,481 and 1,396,341, respectively, of warrants and options to purchase Common Shares.

5.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                        August 31, 1999          November 30, 1998
                                                        ---------------          -----------------
         Professional Fees.......................          $ 20,000                   $112,902
         Clinical Research.......................              -                        19,165
         Product Upgrades........................              -                        21,297
         Warranty................................            11,550                     37,487
         Accrued Insurance.......................              -                        42,204
         Accrued Incentive.......................            26,715                     34,000
         Accrued Sales Commissions...............            93,943                     99,167
                                                           --------                   --------
            Total................................          $152,208                   $366,222
                                                           ========                   ========

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

                                 AUGUST 31, 1999

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

RESULTS OF OPERATIONS

OVERVIEW

         Somanetics Corporation develops, manufactures and markets the INVOS Cerebral Oximeter, the only FDA-cleared, non-invasive patient monitoring system that continuously measures changes in the blood oxygen level in the adult brain. In June 1996, the Company received clearance from the FDA to market the Cerebral Oximeter and the related disposable SomaSensor in the United States. In October 1997, the Company obtained FDA clearance for new advances in its INVOS technology that are incorporated in its model 4100 Cerebral Oximeter. The model 4100 Cerebral Oximeter was introduced in October 1997 and shipments began in the first quarter of fiscal 1998. During the third quarter of fiscal 1999, the Company introduced its new model 5100 pediatric Cerebral Oximeter at an international trade show, and began international shipments of the model 5100 in August 1999. During the third quarter of fiscal 1999, the Company also submitted its 510(k) application to the FDA for the model 5100 Cerebral Oximeter, and is awaiting FDA clearance to market the model 5100 in the United States.

         During fiscal 1998 and the first three quarters of fiscal 1999, the Company's primary activities consisted of sales and marketing of the model 4100 Cerebral Oximeter and the related disposable SomaSensor. The Company had an accumulated deficit of $45,321,374 through August 31, 1999. The Company believes that its accumulated deficit will continue to increase for the foreseeable future.

         The Company derives its revenues from sales of Cerebral Oximeters and SomaSensors to its distributors and, since the June 1996 FDA clearance, to hospitals in the United States through its direct sales employees. The Company recognizes revenues when it ships its product to its distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. The Company's primary expenses, excluding the cost of its product, are selling, general and administrative and research, development and engineering, which are generally expensed as incurred. During fiscal 1998, the Company offered to exchange model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters (which the Company scraps) and cash equal to the difference in sales prices of the two models. During the third quarter of fiscal 1999, the Company agreed to a similar exchange program with Baxter Limited in Japan, as a result of Japanese Ministry of Health and Welfare approval in the first quarter of fiscal 1999 to market the model 4100 in Japan. Such sales reduce the Company's average unit sales price and overall gross margin. Also, during fiscal 1998, the Company began a no-cap sales program whereby the Company ships the model 4100 Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase a minimum quantity of SomaSensors, on a monthly basis, at a premium for a stated period of time.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 1999


THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1998

         Net revenues increased by approximately $354,000, or 68%, from $523,222 in the three-month period ended August 31, 1998 to $877,346 in the three-month period ended August 31, 1999. The increase in revenues was primarily attributable to an increase in United States sales of approximately $217,000, from approximately $340,000 in the third quarter of fiscal 1998 to approximately $557,000 in the third quarter of fiscal 1999, and an increase in international sales of approximately $137,000, from approximately $183,000 in the third quarter of fiscal 1998 to approximately $320,000 in the third quarter of fiscal 1999. The increase in net revenues is primarily attributable to increased purchases of the disposable SomaSensor, purchases of the model 4100 Cerebral Oximeter by Baxter Limited as a result of Japanese Ministry of Health and Welfare approval in the first quarter of fiscal 1999 to market the model 4100 in Japan, and international purchases of the model 5100 Cerebral Oximeter. Effective March 1, 1999, the Company increased the retail price of the model 4100 Cerebral Oximeter and SomaSensor by 25% and 7%, respectively. The price increase does not apply to sales quotations issued prior to March 1, 1999. The Company's average selling price realized for the Cerebral Oximeter was relatively constant for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 primarily because the March 1, 1999 price increase was offset by the model 4100 exchanges with Baxter Limited in Japan. The Company's third quarter sales have typically been lower, compared to other fiscal quarters, principally because the fiscal quarter coincides with the summer vacation season, especially in Europe, the United States and Japan.

         Sales of SomaSensors, model 4100 Cerebral Oximeters, model 4100 exchanges, and model 5100 Cerebral Oximeters comprised approximately 53%, 32%, 12%, and 3%, respectively, of the Company's net revenues in the third quarter of fiscal 1999 and 28%, 61%, 11%, and 0%, respectively, of the Company's net revenues in the third quarter of fiscal 1998. Approximately 37% of the Company's net revenues in the third quarter of fiscal 1999 were export sales, compared to 35% of the Company's net revenues in the third quarter of fiscal 1998. One international distributor accounted for approximately 25% of net revenues for the three months ended August 31, 1999, and one international distributor accounted for approximately 15% of net revenues for the three months ended August 31, 1998.

         Gross margin as a percentage of net revenues for the quarters ended August 31, 1999 and August 31, 1998 was approximately 48% and 42%, respectively. Gross margin as a percentage of net revenues increased in the third quarter ended August 31, 1999 from the third quarter of fiscal 1998 primarily because of increased shipments of the Company's new model SomaSensor which is less costly to manufacture than old model SomaSensors, partially offset by the higher percentage of the Company's net revenues derived from the sale of SomaSensors in the third quarter of fiscal 1999, which still have lower margins than Cerebral Oximeters.

         The Company's research, development and engineering expenses decreased approximately $27,000, or 16%, from $172,207 for the three months ended August 31, 1998 to $145,340 for the three months ended August 31, 1999. The decrease is primarily attributable to approximately $15,000 in decreased costs associated the Company's new sensor development projects, and approximately $12,000 in decreased costs associated with enhancements to the model 4100 Cerebral Oximeter.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 1999


         Selling, general and administrative expenses decreased approximately $352,000, or 20%, from $1,718,389 for the three months ended August 31, 1998 to $1,366,573 for the three months ended August 31, 1999. The decrease in selling, general and administrative expense is primarily attributable to a $125,000 decrease in salaries, wages, commissions, and related expenses as a result of fewer employees, principally sales and marketing, since August 31, 1998 (from an average of 48 employees in the third quarter of fiscal 1998 to 43 employees in the third quarter of fiscal 1999), a $64,000 decrease in incentive compensation expense, a $54,000 decrease in selling-related expenses attributable to employee travel, industry trade shows, marketing and advertising, a $54,000 decrease in bad debt expense (the Company terminated two United States distributor relationships during the third quarter of fiscal 1998), and a $35,000 decrease in warranty expense for sales of new products due to the Company's reduction of warranty estimates based on product service experience.

         For the three-month period ended August 31, 1999, the Company realized a 33% decrease in its net loss over the same period in fiscal 1998. The decrease is primarily attributable to a 68% increase in net revenues, higher gross margins as a percentage of net revenues, and a 20% decrease in operating expenses.

NINE MONTHS ENDED AUGUST 31, 1999 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1998

         Net revenues increased by approximately $992,000, or 54%, from $1,837,273 in the nine-month period ended August 31, 1998 to $2,829,563 in the nine-month period ended August 31, 1999. This increase in net revenues was primarily attributable to an increase in United States sales of approximately $580,000, from approximately $1,014,000 in the first three quarters of fiscal 1998 to approximately $1,594,000 in the first three quarters of fiscal 1999, and an increase in international sales of approximately $412,000, from approximately $823,000 in the first three quarters of fiscal 1998 to approximately $1,235,000 in the first three quarters of fiscal 1999. The increase in net revenues is primarily attributable to increased purchases of the disposable SomaSensor, purchases of the model 4100 Cerebral Oximeter by Baxter Limited as a result of Japanese Ministry of Health and Welfare approval in the first quarter of fiscal 1999 to market the model 4100 in Japan, a 19% increase in the average selling price of the disposable SomaSensor due to the effects of no-cap sales and the March 1, 1999 increase in SomaSensor prices on average SomaSensor prices, and a 15% increase in the average selling price of Cerebral Oximeters primarily due to the March 1, 1999 increase in the price of the Cerebral Oximeter.

         Sales of model 4100 Cerebral Oximeters, SomaSensors, model 4100 exchanges, model 5100 Cerebral Oximeters, and model 3100A Cerebral Oximeters comprised approximately 52%, 43%, 4%, 1%, and 0%, respectively, of the Company's net revenues in the first three quarters of fiscal 1999 and 63%, 23%, 11%, 0%, and 3%, respectively, of the Company's net revenues in the first three quarters of fiscal 1998. Approximately 44% of the Company's net revenues in the first three quarters of fiscal 1999 were export sales, compared to 45% of the Company's net revenues for the same period in fiscal 1998. One international distributor accounted for approximately 26% of net revenues for the nine months ended August 31, 1999, and one United States distributor accounted for approximately 14% of net revenues for the nine months ended August 31, 1998.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 1999


         Gross margin as a percentage of net revenues for the nine-month periods ended August 31, 1999 and August 31, 1998 was approximately 50% and 46%, respectively. Gross margin as a percentage of net revenues increased in the nine-month period ended August 31, 1999 from the same period of fiscal 1998 primarily because of the higher average selling prices realized by the Company for the model 4100 Cerebral Oximeter and the SomaSensor, increased shipments of the Company's new model SomaSensor which is less costly to manufacture than old model SomaSensors, and a smaller percentage of model 4100 exchanges in fiscal 1999, partially offset by the higher percentage of the Company's net revenues derived from the sale of SomaSensors in the first three quarters of fiscal 1999, which still have lower margins than Cerebral Oximeters.

         The Company's research, development and engineering expenses decreased approximately $69,000, or 14%, from $500,832 for the nine-month period ended August 31, 1998 to $431,821 for the nine-month period ended August 31, 1999. The decrease is primarily attributable to approximately $80,000 in decreased costs associated with enhancements to the model 4100 cerebral oximeter.

         Selling, general and administrative expenses incurred by the Company for the nine-month periods ended August 31, 1999 and August 31, 1998 were $4,689,806 and $4,689,477, respectively. Although the Company's total selling, general, and administrative expenses remained relatively constant for the nine-month periods ended August 31, 1999 and August 31, 1998, the Company incurred approximately a $212,000 increase in salaries, wages, commissions and related expenses primarily as a result of increased sales commissions paid to its sales force during the nine months ended August 31, 1999, and a $50,000 increase in professional service and investor relations fees, partially offset by a $108,000 decrease in incentive compensation expense, a $96,000 decrease in selling-related expenses attributable to employee travel, industry trade shows, marketing and advertising, and an $84,000 decrease in accrued warranty expense for sales of new products.

         For the nine-month period ended August 31, 1999, the Company realized a 15% decrease in its net loss over the same period in fiscal 1998. The decrease is primarily attributable to an 54% increase in net revenues and higher gross margins as a percentage of net revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the nine-month period ended August 31, 1999 was approximately $3,775,000. Cash was used primarily to (i) fund the Company's net loss, primarily selling, general and administrative expenses and research, development and engineering expenses (approximately $3,383,000, net of depreciation and amortization expense), (ii) decrease accrued liabilities (approximately $214,000), (iii) increase inventories of the model 4100 and 5100 Cerebral Oximeters and their components (approximately $128,000), and (iv) increase accounts receivable (approximately $99,000) primarily due to higher sales in the third quarter of fiscal 1999 than in the fourth quarter of fiscal 1998. These uses of cash were partially offset by a $75,000 increase in accounts payable. Management expects working capital requirements to increase if sales increase. The Company capitalized approximately $110,000 of costs for model 4100 Cerebral Oximeters being used as demonstration units during the first three quarters of fiscal 1999. The Company expects to depreciate these costs as a marketing expense over three years.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 1999


         On April 1, 1999, the Company renewed its $2,000,000 Revolving Note and a Pledge Agreement with Fifth Third Bank of Northwestern Ohio, N.A. The principal amount outstanding under the note bears interest, payable monthly, at the bank's prime rate (8.25% as of September 9, 1999), is collateralized by all property of the Company held at the bank and, upon drawing against the line of credit, by any securities account of the Company up to the value of the loan, and is intended to be used for general corporate purposes, if necessary. The Company has not borrowed any money under the line of credit. The line of credit expires March 31, 2000. Before that date, the bank may, but is not obligated to, lend the Company such amounts as may from time to time be requested by the Company, up to $2,000,000 if no Event of Default shall exist. Events of default include failure to furnish satisfactory additional security on demand or the bank deeming itself insecure. The Company has no other loan commitments.

         As of August 31, 1999 the Company had working capital of $4,166,133, cash, cash equivalents and marketable securities of $3,034,091, total current liabilities of $489,663 and shareholders' equity of $4,891,419.

         The Company believes that the cash, cash equivalents, and marketable securities on hand at August 31, 1999 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second quarter of fiscal 2000. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

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

         As of August 31, 1999, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of September 9, 1999. In addition, the placement agents and their transferees hold warrants to purchase 11,424 Common Shares exercisable at $12.50 per share until April 1, 2001, and 15,000 warrants exercisable at $14.40 per share until July 13, 2000. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share until May 29, 2002. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares.

         The Company's only current loan commitment is described above.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 1999


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

YEAR 2000 COMPLIANCE

         The Company does not expect that the cost of converting its computer systems to year 2000 compliance will be material to its financial condition or results of operations. The Company, together with its independent network consultant, has completed the evaluation of its hardware and software, and has purchased the hardware and software necessary to replace what was determined to be non-compliant. As of August 31, 1999, the Company had spent approximately $80,000 towards the replacement of non-compliant hardware and software, and estimates that the total costs associated with the implementation of the new computer system, including hardware, software, and related consulting fees, will approximate the $80,000 already incurred. The Company began implementation of some new hardware and software during the fourth quarter of fiscal 1998, and completed the implementation of the hardware and software during the first quarter of fiscal 1999. The Company is currently using the newly implemented hardware and software in a test environment, and expects a full conversion to the new information system by October 1, 1999. Because the Company expects its system to be Year 2000 compliant by October 1, 1999, and has also conducted Year 2000 compliance testing on its hardware and software, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. The Company has considered the cost of upgrading its older products to make them year 2000 compliant, and does not believe that such costs will be material to the Company's financial condition or results of operations. The Company has also corresponded with its major vendors, as well as a sampling of both its United States and international customers, to determine their state of readiness with respect to year 2000 compliance. Based on the responses from the vendors and customers, the Company does not anticipate any material disruption to its operations as a result of year 2000 compliance failure, and does not expect any material effect to its financial condition or results of operations. Many risks, however, such as the failure to perform by public utilites, telecommunications providers and financial institutions, and the impact of the Year 2000 issue on the economy as a whole, are outside the Company's control and could adversely affect the Company and its ability to conduct its business. While the Company believes its efforts will adequately identify and address the Year 2000 issues that are within its reasonable control, the Year 2000 issue might still have a material adverse impact on the Company's business, financial condition, or results of operations.

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


                                                                         AUGUST 31, 1999

                                                                     EXPECTED MATURITY DATES

                                  1999           2000      2001      2002        2003      THEREAFTER       TOTAL         FAIR VALUE
                                  ----           ----      ----      ----        ----      ----------       -----         ----------
MARKETABLE SECURITIES:
----------------------

 Short-term Debt:
    Fixed Rate ($).............. $510,000         -         -         -           -             -          $  510,000     $ 510,000
       Average interest rate....    4.76%       N/A        N/A       N/A         N/A           N/A               4.76%
    Variable Rate ($)...........      -     $1,000,006      -         -           -             -          $1,000,006     $ 862,376
       Average interest rate....    N/A          9.71%     N/A       N/A         N/A           N/A               9.71%

                            PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

                                             Somanetics Corporation
                                             -------------------------
                                             (Registrant)




Date:    September 27, 1999                  By:/s/ Raymond W. Gunn
         ---------------------------            -----------------------
                                             Raymond W. Gunn
                                             Executive Vice President and Chief
                                             Financial Officer (Duly Authorized
                                             and Principal Financial Officer)

                                EXHIBIT INDEX



EXHIBIT                                             DESCRIPTION
-------                                             -----------

27.1                 Financial Data Schedule.