Form 10-K405
period 1999-11-30
SOMANETICS CORP
filed 2000-02-23
CIK 704328

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

For the fiscal year ended NOVEMBER 30, 1999 OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from       TO              Commission File No. 0-19095
                              -------   ------------
                             SOMANETICS CORPORATION
             (Exact name of Registrant as specified in its charter)



                  MICHIGAN                                                               38-2394784
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

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON SHARES, PAR VALUE $.01 PER SHARE
     ---------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Shares held by non-affiliates of the Registrant as of February 22, 2000, computed by reference to the closing sale price as reported by Nasdaq on such date, was approximately $22,253,000.

         The number of the Registrant's Common Shares outstanding as of
                        February 22, 2000 was 6,035,597

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders, scheduled to be held April 18, 2000, are incorporated by reference in Part III, if the Proxy Statement is filed no later than March 29, 2000.



================================================================================

                             SOMANETICS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

                                TABLE OF CONTENTS



                                     PART I
                                                                                                                   PAGE
   Item 1.     Business  ....................................................................................        2
   Item 2.     Properties....................................................................................       14
   Item 3.     Legal Proceedings.............................................................................       14
   Item 4.     Submission of Matters to a Vote of Security Holders...........................................       14
   Supplemental Item.  Executive Officers of the Registrant..................................................       15
                                     PART II
   Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters.........................       17
   Item 6.     Selected Financial Data.......................................................................       18
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........       19
   Item 7A     Quantitative and Qualitative Disclosures About Market Risk....................................       24
   Item 8.     Financial Statements and Supplementary Data...................................................       25
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........       39
                                    PART III
  Item 10.     Directors and Executive Officers of Registrant................................................       40
  Item 11.     Executive Compensation........................................................................       40
  Item 12.     Security Ownership of Certain Beneficial Owners and Management................................       40
  Item 13.     Certain Relationships and Related Transactions................................................       40
                                     PART IV
  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................       41

                                     PART I

ITEM 1.  BUSINESS



THE COMPANY

    Somanetics Corporation ("Somanetics" or the "Company") was incorporated in 1982 and develops, manufactures and markets the INVOS(R) Cerebral Oximeter (the "Cerebral Oximeter"), the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the adult brain. The Cerebral Oximeter was developed to meet the need for information about oxygen in the brain, the organ least tolerant of oxygen deprivation. Brain oxygen information, therefore, is important, especially in surgical procedures requiring general anesthesia and in other critical care situations with a high risk of brain oxygen imbalances. The Company targets surgical procedures with a high risk of brain oxygen imbalances, such as cardiovascular and vascular surgeries and surgeries involving elderly patients. Surgeons, anesthesiologists and other medical professionals use the Cerebral Oximeter to identify brain oxygen imbalances and take corrective action, potentially improving patient outcome and reducing the cost of care.

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


MARKET OVERVIEW

INDUSTRY BACKGROUND

    The brain is the human organ least tolerant of oxygen deprivation. Without sufficient oxygen, brain damage may occur within a few minutes, which can result in paralysis, severe and complex disabilities, or death. Undetected brain hypoxia (insufficiency of oxygen delivery) and ischemia (tissue oxygen starvation due to the obstruction of the inflow of arterial blood) are common causes of brain damage and death during and after many surgical procedures and in other critical care situations. A December 1996 article in The New England Journal of Medicine and a March 1998 article in The Lancet reported separately on the results of multi-center studies involving surgeries. The New England Journal of Medicine article concluded that adverse cerebral outcomes after coronary artery bypass graft surgery are relatively common and serious and are associated with substantial increases in death, length of hospitalization and use of intermediate- or long-term care facilities. Adverse cerebral outcomes occurred in 6.1% of the patients included in the study. The Lancet article reported that approximately 26% of patients over age 60 who had major abdominal or orthopedic surgery under general anesthesia experienced a neurological injury. Additional studies have estimated that a higher percentage of patients experience some neurological decline after heart surgery and that insufficiency of oxygen delivery to the brain is a frequent cause of this problem. The Lancet article reported that injured patients require more assistance with everyday actions, and The New England Journal of Medicine article further concluded that new diagnostic and therapeutic strategies must be developed to lessen such injury.

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

    Brain oxygen information is important in surgical procedures requiring general anesthesia, in other critical care situations with a high risk of brain oxygen imbalances, as well as in the treatment of patients with head injuries or strokes. These procedures include cardiovascular and vascular surgeries, surgeries involving elderly patients, any neurosurgery, major surgeries involving the neck, transplant surgeries, treatment of patients with diseases resulting from high blood pressure, lung problems, or head, organ or heart injuries and treatment of patients suffering from strokes. These patients are most commonly found in operating rooms as well as in the other critical care areas of hospitals, especially recovery rooms, ICUs and emergency rooms. The Company believes that medical professionals need immediate and continuous information about changes in the oxygen levels in the blood in the brain to identify brain oxygen imbalances. After they are alerted to such imbalances, medical professionals have the information to take corrective action through the introduction of medications, anesthetic agents or mechanical intervention, potentially improving patient outcome and reducing the costs of care. Immediate and continuous information about changes in brain oxygen levels also provides immediate feedback regarding the adequacy of the selected therapy. Equally important, without information about brain oxygen levels, therapy that may not be necessary might be initiated to assure adequate brain oxygen levels. Unnecessary therapy can have an adverse impact on patient safety and increase hospital costs.

    A 1999 independent industry report estimates that there are approximately 60,000 operating rooms worldwide performing approximately 50 million surgeries involving general anesthesia every year. Industry sources estimate that, in 1993, there were more than 4.4 million surgeries involving the heart or the blood vessels around the heart in the United States. Such surgeries include more than 600,000 open heart surgeries and 89,000 carotid endarterectomies (the removal of blockage in the artery).

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

    The Cerebral Oximeter is the only non-invasive monitoring system commercially available in the United States that provides continuous information about changes in the blood oxygen level in the adult brain. It is easy to use and relatively inexpensive and provides medical professionals with new information to help them identify brain oxygen imbalances. This information may facilitate timely intervention, provide feedback regarding the adequacy of the selected therapy and provide medical professionals with additional assurance when they make decisions regarding the need for therapy, thereby potentially improving patient outcome and reducing the cost of care.

MARKET TRENDS

    The Company believes the market for its products is driven by the following market trends:

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

    Demand to Reduce Health Care Costs. Hospitals in the United States are increasingly faced with direct economic incentives to control health care costs and improve the efficiency of health care through improved labor productivity, shortened hospital stays and more selective performance of medical procedures and use of facilities and equipment. Hospitals often receive a fixed fee from Medicare, managed care organizations and private insurers based on the disease diagnosed, rather than based on the services actually performed. Therefore, hospitals are increasingly focused on avoiding unexpected costs, such as those associated with increased hospital stays resulting from patients with brain damage or other adverse outcomes following surgery. This focus on avoiding unexpected costs is especially pronounced in the operating room and other hospital critical care areas due to their high operating costs. The economic and human costs of brain damage can be tremendous. Even short extensions of hospital stays resulting from brain damage can be expensive. In addition, over-treating a patient as a result of lack of knowledge about brain oxygen levels can result in unnecessary costs.

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

    Target Surgical Procedures With a High Risk of Brain Oxygen Imbalances. The Company targets surgical procedures with a high risk of brain oxygen imbalances, such as cardiovascular and vascular surgeries and surgeries involving elderly patients. The Company believes that the medical professionals involved in these surgeries are the most aware of the risks of brain damage resulting from brain oxygen imbalances. Therefore, the Company believes that it will be easier to demonstrate the clinical benefits of the Cerebral Oximeter and potentially gain market acceptance for its product in connection with these surgeries.

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

    Invest in Marketing and Sales Activities. The Company has established a distribution network consisting of its direct sales employees and distributors. The Company invests in its marketing and sales efforts to increase the medical community's exposure to its INVOS technology and the Cerebral Oximeter, including continued participation in trade shows and medical conferences, and ongoing product evaluations. The Company is aggressively marketing its product through its existing sales force and leverages its sales resources through the use of its distributors, including Baxter Limited in Japan.

    Develop Additional Applications of the Cerebral Oximeter. The Company has filed a 510(k) application with the FDA to market in the United States a product-line extension of the Cerebral Oximeter for use on children, and is in the process of developing product-line extensions of the Cerebral Oximeter for use on newborns and in other non-cerebral tissue applications. The Company believes that these natural extensions of its existing product will increase the market for the Cerebral Oximeter without the more significant development efforts required for entirely new products. Research conducted on children has resulted in a SomaSensor that can fit smaller heads. The Company believes that non-invasive monitoring is especially important in this patient population, as they generally have lower oxygen reserves than adults, have less blood volume from which to make invasive blood gas measurements and are less tolerant of painful skin punctures and infections.

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

PRODUCTS AND TECHNOLOGY

THE CEREBRAL OXIMETER

    The Company's Cerebral Oximeter is the only non-invasive patient monitoring system commercially available in the United States that provides continuous information about changes in the blood oxygen level in the adult brain. It is a portable and easy-to-use monitoring system that is placed at a patient's bedside in hospital critical care areas, especially operating rooms, recovery rooms, ICUs and emergency rooms. Surgeons, anesthesiologists and other medical professionals use the information provided by the Cerebral Oximeter to identify brain oxygen imbalances and take corrective action, potentially improving patient outcome and reducing the cost of care. Once the cause of a cerebral oxygen imbalance is identified and therapy is initiated, the Cerebral Oximeter provides immediate feedback regarding the adequacy of the selected therapy. It can also provide medical professionals with an additional level of assurance when they make decisions regarding the need for therapy.

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

    The portable unit includes a menu-driven user interface which provides easy access for setting high and low audible alarms and permits a customized display format and data retrieval. Single-function keys offer a convenient means of powering the Cerebral Oximeter, silencing alarms, marking important events and printing results that can be stored for up to 24 hours and retrieved by a variety of standard, commercially available printers. The model 4100 Cerebral Oximeter measures approximately 9 inches wide, 8 inches high, and 8 inches deep and weighs approximately 15 pounds; the model 5100 has the same dimensions.

    The suggested list prices for the model 4100 Cerebral Oximeter and the SomaSensor in the United States are $15,995 and $40.00, respectively. Users of the Cerebral Oximeter will be required to purchase disposable SomaSensors on a regular basis. The SomaSensor may only be used once because after one use it may become contaminated and its effectiveness is not warranted by the Company. The Company provides a one-year warranty on the Cerebral Oximeter, which the Company will satisfy by repairing or exchanging those units in need of repair. The Company also offers maintenance agreements and service for the Cerebral Oximeter for a fee after the warranty expires.

    The following table summarizes the principal features and related benefits of the Cerebral Oximeter:




                FEATURES                                      BENEFITS
    ------------------------------------       -----------------------------------------------------------
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

RESEARCH AND DEVELOPMENT

    The Company is currently focusing its research and development efforts on product-line extensions of the Cerebral Oximeter for use on newborns, other non-cerebral tissue applications, and enhancements to the Cerebral Oximeter and SomaSensor. The Company is currently awaiting FDA clearance to market the Cerebral Oximeter for use on children in the United States, and has redesigned the SomaSensor for use on smaller heads. The Company believes that non-invasive monitoring is especially important in this patient population, as they generally have lower oxygen reserves than adults, have less blood volume from which to make invasive blood gas measurements, and are less tolerant of painful skin punctures and infections.

      During fiscal years 1999, 1998 and 1997 the Company spent $598,348, $664,874 and $736,427, respectively, on research, development and engineering. Effective April 28, 1999, the Company terminated its consulting order with NeuroPhysics Corporation, except for general consulting which terminated in February 2000, because of the cost to the Company to pursue its new products.

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

    The Company markets the Cerebral Oximeter primarily to cardiovascular and vascular surgeons, neurosurgeons and anesthesiologists. The Company believes that these specialists are the medical professionals most aware of the risks of brain damage resulting from brain oxygen imbalances. The Company and its distributors have concentrated their sales efforts on the major teaching hospitals in the United States and selected foreign markets in which the Company has commenced commercial sales and on other large United States hospitals, especially those the Company considers opinion leaders. In addition, the Company is sponsoring discussions among physicians who have used the Cerebral Oximeter about its clinical benefits.

    The Company believes that favorable peer review is a key element to a product's success in the medical equipment industry. Accordingly, the Company supports clinical research programs with third-party clinicians and researchers intended to demonstrate the need for, and clinical benefits of, the Cerebral Oximeter with the specific objective of publishing the results in peer-reviewed journals. The research consists primarily of comparing the measurements obtained from the Cerebral Oximeter to the data obtained from existing diagnostic methods, including EEG, transcranial Doppler and invasive jugular bulb catheter monitoring or reports of the results of the use of the Cerebral Oximeter in various procedures. The Company attends trade shows and medical conferences in order to introduce and promote the Cerebral Oximeter and to meet medical professionals with an interest in submitting peer-reviewed papers to appropriate medical journals and to major national meetings. In fiscal year 1999, a total of 52 presentations concerning the Cerebral Oximeter (some of which contained the same subject matter as other presentations, articles or abstracts) were made at 31 meetings, 17 articles mentioning the Cerebral Oximeter were published in peer-reviewed journals, and 20 abstracts mentioning the Cerebral Oximeter were published. Also, in May 1999, at the University of Chicago Charles Huggins Annual Research Conference, a researcher received the first place award for research related to cerebral oximetry.

SALES AND DISTRIBUTION

    The Company sells the Cerebral Oximeter through its direct sales force and independent distributors. The Company has engaged distributors to provide it with geographic coverage outside the United States. In the United States, the Company sells the Cerebral Oximeter through its 12 direct salespersons and 5 clinical specialists covering 50 states exclusively. Sales compensation and incentive plans are designed to motivate the Company's direct sales force by making half of their targeted compensation dependent on meeting targeted sales levels. The Company believes that the minimum selling cycle for new medical devices is approximately six to nine months.

    The Company did not have any backlog of firm orders as of January 20, 2000 or as of January 20, 1999.

    Internationally, the Company has distribution agreements with 17 independent distributors covering 75 countries for the model 4100 Cerebral Oximeter; six of these distributors and 10 countries will be terminated within the next 30 days, two more distributors within the next year, and one more distributor within the next two years in conjunction with the Company's recently announced exclusive distributor agreement with Nellcor Puritan Bennett Export, Inc., a wholly-owned subsidiary of Mallinckrodt, Inc. The Company's agreement with Nellcor Puritan Bennett Export, Inc. covers 33 countries for the model 4100 and model 5100 Cerebral Oximeters. In March 1995, the Company engaged Baxter Limited as its exclusive distributor in Japan. In January 1999, Baxter Limited was licensed by the Japanese Ministry of Health and Welfare to market the INVOS 4100 Cerebral Oximeter in Japan.

    During fiscal 1998, the Company began a no-cap sales program whereby the Company ships the model 4100 Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase a minimum quantity of SomaSensors, on a monthly basis, at a premium, for a stated period of time.

    For a description of sales to major customers, see Note 10 of Notes to Financial Statements included in Item 8 of this Report. The Company's distributor in Japan was the Company's largest customer in fiscal 1999 and 1997. The Company is dependent on its sales to Baxter Limited in Japan, and the loss of Baxter Limited as a customer would have an adverse effect on the Company's business, financial condition and results of operations.

    The Company's export sales for the fiscal years ended November 30, 1999, 1998 and 1997 were approximately $1,632,000, $959,000 and $689,000, respectively. See Note 10 of Notes to Financial Statements. For a description of the breakdown of sales between model 5100 Cerebral Oximeters, model 4100 Cerebral Oximeters, model 3100A Cerebral Oximeters, model 4100 exchanges and refurbished model 3100 Cerebral Oximeters, and SomaSensors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

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

    The medical equipment industry is characterized by intense competition and extensive research and development. Other companies and individuals are engaged in research and development of non-invasive cerebral oximeters, and the Company believes there are many other potential entrants into the market. Some of these potential competitors have well established reputations, customer relationships and marketing, distribution and service networks, and have substantially longer histories in the medical equipment industry, larger product lines and greater financial, technical, manufacturing, research and development and management resources than those of the Company. Many of these potential competitors have long-term product supply relationships with the Company's potential customers. These potential competitors may succeed in developing products that are at least as reliable and effective as the Company's product, that make additional measurements, or that are less costly than the product developed by the Company. These potential competitors may be more successful than the Company in manufacturing and marketing their products and may be able to take advantage of the significant time and effort invested by the Company to gain medical acceptance of cerebral oximetry. In addition, one patent issued to an unaffiliated third party and relating to cerebral oximetry expired in 1999, two patents issued to an unaffiliated third party and relating to cerebral oximetry expired in 1998, and two patents issued to an unaffiliated third party and relating to cerebral oximetry will expire in 2000, making that technology generally available and potentially helping the development of competing products. See "Market Overview."

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

PROPRIETARY RIGHTS INFORMATION

    The Company has fifteen United States patents and fifteen patents in various foreign countries. The Company's patents basically cover methods and apparatus for introducing light into a body part and receiving, measuring and analyzing the resulting light and its interaction with tissue. Such methods also involve receiving, measuring and analyzing the light transmissivity of various body parts of a single subject, as well as of body parts of different subjects which provides a standard against which a single subject can be compared. Although the Company believes that one or more of its issued patents cover some of the underlying technology used in the Cerebral Oximeter, only ten of the issued patents expressly refer to examination of the brain or developments involving the Cerebral Oximeter.

    The Company's initial United States patent, covering the in vivo tissue examination technology developed in conjunction with the INVOS 2100 and its predecessor, the SOMA 100, was allowed and issued in 1986 and will expire on October 14, 2003. The corresponding Canadian patent was issued in 1987, the corresponding European Community patent was issued in 1990 with related patents issued in the ten Western European countries which were then member states, and the corresponding Japanese patent was issued in 1991. The Company's fourteen additional United States patents expire on various dates from February 2005 to December 2014. The Company also has three patent applications pending in the United States and a number of patent applications in various foreign countries, with respect to other aspects of its technology relating to the interaction of light with tissue.

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

    A medical device may be marketed in the United States only with prior authorization from the FDA unless it is subject to a specific exemption. Devices classified by the FDA as posing less risk than class III devices are categorized as class I or II and are eligible to seek "510(k) clearance." Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use to a class I or II device already legally on the market or to a "preamendment" class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not called for PMA applications (as defined below). The FDA in recent years has been requiring a more rigorous demonstration of substantial equivalence than in the past, including requiring clinical trial data in many cases. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. The Company believes that it now usually takes from three to six months from the date of submission to obtain 510(k) clearance, but it can take substantially longer. There can be no assurance that any of the Company's devices or device modifications will receive 510(k) clearance in a timely fashion, or at all. The Cerebral Oximeter has been categorized as a class II device.

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

    In June 1992, the Company received 510(k) clearance from the FDA to market the Cerebral Oximeter in the United States for use on adults. The Company began commercial shipments of Cerebral Oximeters and SomaSensors in May 1993. In November 1993, the Company received notification that the FDA had rescinded the Company's 510(k) clearance to market the Cerebral Oximeter. As a result, all commercial sales of the Company's product were suspended. In February 1994, the Company resumed marketing its product in several foreign countries. In June 1996, the Company received 510(k) clearance from the FDA to market the Cerebral Oximeter, including the SomaSensor, in the United States. In October 1997, the Company obtained FDA clearance for new advances in its INVOS technology that are incorporated in its model 4100 Cerebral Oximeter. The model 4100 Cerebral Oximeter was introduced in October 1997 and shipments began in the first quarter of fiscal 1998. In August 1999, the Company submitted its 510(k) application to the FDA for the model 5100 Cerebral Oximeter and is awaiting FDA clearance to market the model 5100 in the United States.

    In October 1997, the Company obtained FDA clearance for advances in its INVOS technology that are incorporated in its model 4100 Cerebral Oximeter. The Company has made additional changes to the model 3100A Cerebral Oximeter that resulted in the model 4100 Cerebral Oximeter and has made additional changes to the SomaSensor. The Company does not believe that these changes affect the safety or efficacy of the Cerebral Oximeter or the SomaSensor and, therefore, the Company believes that these changes do not require the submission of a new 510(k) notice. There can be no assurance, however, that the FDA would agree with the Company's determination not to submit a new 510(k) notice for the model 4100 Cerebral Oximter or SomaSensor or that the FDA would not require the Company to submit a new 510(k) notice for any changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for its model 4100 Cerebral Oximeter or SomaSensor or for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

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

    If any of the Company's FDA clearances are denied or rescinded, sales of the applicable Company product in the United States would be prohibited during the period the Company does not have such clearances. In such cases the Company would consider shipping such product internationally and/or assembling it overseas if permissible and if the Company determines such product to be ready for commercial shipment. The FDA's current policy is that a medical device that is not in commercial distribution in the United States, but which needs 510(k) clearance to be commercially distributed in the United States, can be exported without the submission of an export request and prior FDA clearance provided that (i) a company believes the device can be found to be substantially equivalent through a 510(k) submission, (ii) the device is labeled and intended for export only, (iii) the device is in accord with the specifications of the foreign purchaser and (iv) other conditions of the export provisions of the Food, Drug and Cosmetic Act have been met. The Company is relying on this exemption for its current international sales of the model 5100 Cerebral Oximeter.

    Congress enacted the FDA Modernization Act of 1997. This law is intended to make the regulatory process more consistent and efficient. It is too early to determine whether, or how, these new requirements will affect the Company.

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

EMPLOYEES

    As of February 15, 2000, the Company employed 40 full-time individuals, including 18 in sales and marketing, five in research and development, eight in general and administration and nine in manufacturing, quality and service, and one part-time employee. The Company also uses two consultants. The Company believes that its future success is dependent, in large part, on its ability to attract and retain highly qualified managerial, marketing and technical personnel. The Company's employees are not represented by a union or subject to a collective bargaining agreement. The Company believes that its relations with its current employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    The Company is located in Troy, Michigan and has no other locations. The Company's export sales for the fiscal years ended November 30, 1999, 1998 and 1997 were approximately $1,632,000, $959,000 and $689,000, respectively, including $923,000, $103,000, and $336,000 to Baxter Limited, the Company's distributor in Japan. See Note 10 of Notes to Financial Statements included in
Item 8 of this Report.

ITEM 2.       PROPERTIES

    The Company leases 23,392 square feet of office, manufacturing and warehouse space in Troy, Michigan, of which approximately 12,000 square feet is office space for sales and marketing, engineering, accounting and other administrative activities. The lease agreement was extended in fiscal 1999, with the extension commencing January 1, 2000 and expiring December 31, 2000. The minimum monthly lease payment for the extended term is approximately $14,700, excluding other occupancy costs. The Company believes that, depending on sales of the Cerebral Oximeter, its current facility is more than suitable and adequate for its current needs, including assembly of the Cerebral Oximeter by the Company and conducting Company operations in compliance with prescribed FDA/QSR guidelines and will allow for substantial expansion of the Company's business and number of employees.

ITEM 3.       LEGAL PROCEEDINGS

    None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 1999.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The current executive officers of the Company and the positions held by them are as follows:


                                    Executive
             Name                 Officer Since    Age                                   Position
             ----                 -------------    ---                                   --------
Bruce J. Barrett                      6/94         40    President and Chief Executive Officer
Richard S. Scheuing                   1/98         44    Vice President, Research and Development
Mary Ann Victor                       1/98         42    Vice President, Communications and Administration, and Secretary
Ronald A. Widman                      1/98         49    Vice President, Medical Affairs
Pamela A. Winters                     1/98         41    Vice President, Operations

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

     Mr. Barrett is a party to an employment agreement with the Company pursuant to which he is required to be elected to the offices he currently holds.

     Mr. Richard S. Scheuing has served as the Company's Vice President, Research and Development since January 1998. From March 1993 to January 1998, he served as the Company's Director of Research and Development. He joined the Company in 1991 as its Director of Mechanical Engineering. He is an inventor on four of the Company's issued patents, and two patents that are pending. Before joining the Company, he was Director of Mechanical Engineering for Irwin Magnetic Systems, Inc. from 1987 until 1991 and was a Development Engineer with the Sarns division of Minnesota Mining and Manufacturing Company ("3M") from 1982 to 1987. He received a B.S. degree in mechanical engineering from the University of Michigan.

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

     Ms. Pamela A. Winters has served as the Company's Vice President, Operations since January 1998. From February 1996 to January 1998, she served as the Company's Director of Operations. From May 1992 to February 1996, she served as the Company's Manager of Quality Assurance. From October 1991 to May 1992, Ms. Winters served as the Company's Quality Assurance Supervisor. Ms. Winters received a B.S. degree in management from University of Phoenix.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


    The Common Shares trade on The Nasdaq SmallCap Market under the trading symbol "SMTS." The following table sets forth, for the periods indicated, the range of high and low closing sales prices as reported by Nasdaq.


                                                                          HIGH         LOW
                                                                         -------     -------
                   Fiscal Year Ended November 30, 1998
                     First Quarter..................................    $   6.50    $   4.50
                     Second Quarter.................................        6.50        4.13
                     Third Quarter..................................        5.00        2.13
                     Fourth Quarter.................................        2.25        1.56

                   Fiscal Year Ended November 30, 1999
                     First Quarter..................................    $   3.50    $   1.25
                     Second Quarter ................................        4.69        1.63
                     Third Quarter .................................        4.69        2.00
                     Fourth Quarter ................................        2.69        1.38


    As of February 15, 2000, the Company had 619 shareholders of record.

    The Company has never paid cash dividends on its Common Shares and does not expect to pay such dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the Company's business. The payment of any future dividends will be determined by the Board in light of the conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

ITEM 6.       SELECTED FINANCIAL DATA

    The following selected financial data as of November 30, 1999, 1998, 1997, 1996 and 1995, and for each of the years in the five-year period ended November 30, 1999 have been derived from the audited financial statements of the Company, certain of which appear in Item 8 of this Report, together with the report of Deloitte & Touche LLP, independent auditors, whose report includes an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern. The selected financial data should be read in conjunction with the financial statements and notes thereto included in
Item 8 of this Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report.



                                                                      FISCAL YEAR ENDED NOVEMBER 30,
                                                 --------------------------------------------------------------------
                                                     1999            1998          1997          1996         1995
                                                     ----            ----          ----          ----         ----
                                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues (1)............................       $ 4,001         $ 2,491        $ 1,212      $   778       $ 1,336
Cost of sales...............................         1,906           1,326            631          385           658
Gross margin................................         2,095           1,165            580          393           678
Research, development and  engineering
     expenses...............................           598             665            736          235           286
Selling, general, and administrative expenses        6,436           6,347          6,238        3,550         3,303
Net loss....................................        (4,665)         (5,470)        (6,155)      (3,304)       (2,818)
Net loss per Common Share - Basic and
     Diluted (2)............................          (.77)          (1.01)         (1.88)       (1.77)        (1.67)
Weighted average number of Common  Shares
     outstanding (2)........................         6,036           5,422          3,272        1,867         1,684


                                                                            AT NOVEMBER 30,
                                                  --------------------------------------------------------------
                                                      1999           1998         1997         1996         1995
                                                      ----           ----         ----         ----         ----
                                                                            (in thousands)
  BALANCE SHEET DATA:
  Cash and marketable securities.............     $   2,257      $   6,894     $   4,603   $   3,292     $     941
  Working capital............................         2,960          7,633         4,511       3,862         1,846
  Total assets...............................         4,444          9,047         5,677       4,672         2,861
  Total liabilities..........................           762            629           788         618           568
  Long-term debt and redeemable Convertible
      Preferred Shares.......................            --             --            --          --            20
  Accumulated deficit (4)....................       (46,502)       (41,836)      (36,367)    (30,211)      (26,907)
  Shareholders' equity (3) (4)...............         3,682          8,418         4,889       4,054         2,294


(1) Net revenues recorded in fiscal years 1999, 1998, 1997, 1996 and 1995 relate primarily to the sale of Cerebral Oximeters and SomaSensors for commercial use. For a description of the Company's loss of, and regaining, FDA clearance to market the Cerebral Oximeter in the United States, see "Business -- Government Regulation." Thus, the selected financial data presented above may not be indicative of the results to be expected for fiscal 2000.
(2) See Note 4 of Notes to Financial Statements included in Item 8 of this Report for information with respect to the calculation of per share data. The net loss per Common Share data and weighted average number of Common Shares outstanding data have been adjusted to give retroactive effect to the 1-for-10 reverse stock split effected April 10, 1997. During the first quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." The adoption of SFAS No. 128 had no impact on the reported loss per share for all periods presented.
(3) See Statements of Shareholders' Equity of the Financial Statements included in Item 8 of this Report for an analysis of Common Share transactions for the period from December 1, 1996 through November 30, 1999.
(4) The Company believes its accumulated deficit has increased and shareholders' equity has decreased since November 30, 1999.

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

RESULTS OF OPERATIONS

OVERVIEW

    Somanetics Corporation develops, manufactures and markets the INVOS Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the adult brain. In June 1996, the Company received clearance from the FDA to market the Cerebral Oximeter and the related disposable SomaSensor in the United States. In October 1997, the Company obtained FDA clearance for new advances in its INVOS technology that are incorporated in its model 4100 Cerebral Oximeter. The model 4100 Cerebral Oximeter was introduced in October 1997 and shipments began in the first quarter of fiscal 1998. During the third quarter of fiscal 1999, the Company introduced its new model 5100 pediatric Cerebral Oximeter at an international trade show, and began international shipments of the model 5100 in August 1999. During the third quarter of fiscal 1999, the Company also submitted its 510(k) application to the FDA for the model 5100 Cerebral Oximeter, and is awaiting FDA clearance to market the model 5100 in the United States.

    During fiscal 1997, the Company's primary activities consisted of research and development of the INVOS technology, the Cerebral Oximeter and the related disposable SomaSensor. During fiscal 1998 and 1999, the Company's primary activities consisted of sales and marketing of the model 4100 Cerebral Oximeter and related disposable SomaSensor. The Company emerged from the development stage in 1997 and had an accumulated deficit of $46,501,659 through November 30, 1999. The Company believes that its accumulated deficit will continue to increase for the foreseeable future.

    The Company derives its revenues from sales of Cerebral Oximeters and SomaSensors to its distributors and to hospitals in the United States through its direct sales employees. The Company recognizes revenues when it ships its product to its distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. The Company's primary expenses, excluding the cost of its product, are selling, general and administrative and research, development and engineering, which are generally expensed as incurred. Since May 1994, the Company has exchanged model 3100A Cerebral Oximeters for its model 3100 Cerebral Oximeters. Until shipments of the model 4100 Cerebral Oximeter began in the first quarter of fiscal 1998, the Company refurbished the model 3100 Cerebral Oximeters it received and sold them approximately at cost in countries that do not require compliance with the standards met by the model 3100A. During fiscal 1998, the Company offered to exchange model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters (which the Company scraps) and cash equal to the difference in sales prices of the two models. During the third quarter of fiscal 1999, the Company agreed to a similar exchange program with Baxter Limited in Japan, as a result of the Japanese Ministry of Health and Welfare approval in the first quarter of fiscal 1999 to market the model 4100 in Japan. Such sales reduce the Company's average unit sales price and overall gross margin. Also, during fiscal 1998, the Company began a no-cap sales program whereby the Company ships the model 4100 Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase a minimum quantity of SomaSensors, on a monthly basis, at a premium for a stated period of time.

FISCAL YEAR ENDED NOVEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 1998

    Net revenues increased approximately $1,510,000, or 61%, from $2,490,851 in the fiscal year ended November 30, 1998 to $4,000,972 in the fiscal year ended November 30, 1999. The increase in net revenues was primarily attributable to an approximately $837,000 (55%) increase in United States sales, from approximately $1,532,000 in fiscal 1998 to approximately $2,369,000 in fiscal 1999, and an approximately $673,000 (70%) increase in international sales, from approximately $959,000 in fiscal 1998 to approximately $1,632,000 in fiscal 1999. The increase in net revenues is primarily attributable to increased purchases of the disposable SomaSensor, purchases of the model 4100 Cerebral Oximeter by Baxter Limited as a result of Japanese Ministry of Health and Welfare approval in the first quarter of fiscal 1999 to market the model 4100 in Japan, a 17% increase in the average selling price of Cerebral Oximeters primarily due to the March 1, 1999 increase in the price of the Cerebral Oximeter and fewer no-cap and exchange unit placements in fiscal 1999, and an 8% increase in the average selling price of the disposable SomaSensor due to the effects of no-cap sales and the March 1, 1999 increase in SomaSensor prices.

    Approximately 41% of the Company's net revenues in fiscal 1999 were export sales, as compared to approximately 39% in fiscal 1998. Sales of model 4100 Cerebral Oximeters, SomaSensors, model 4100 exchanges, model 5100 Cerebral Oximeters, and model 3100A Cerebral Oximeters comprised approximately 52%, 42%, 3%, 3% and 0%, respectively, of the Company's fiscal year 1999 net revenues, and 61%, 28%, 8%, 0% and 3%, respectively, of the Company's fiscal year 1998 net revenues. One international distributor accounted for approximately 23% of net revenues in fiscal 1999, and one United States distributor accounted for approximately 10% of net revenues for fiscal year 1998. Effective January 1, 2000, the Company increased the price of both the Cerebral Oximeter and SomaSensor by 7%. This price increase does not apply to any existing sales quotations which were issued prior to January 1, 2000.

    Gross margin as a percentage of net revenues for the fiscal years ended November 30, 1999 and 1998 was approximately 52% and 47%, respectively. Gross margin as a percentage of net revenues increased in fiscal 1999 from fiscal 1998 primarily because of the higher average selling prices realized by the Company for the model 4100 Cerebral Oximeter and the SomaSensor, increased shipments of the Company's new model SomaSensor, which is less costly to manufacture than old model SomaSensors, and a smaller percentage of model 4100 exchanges in fiscal 1999, partially offset by the higher percentage of the Company's net revenues derived from the sale of SomaSensors in fiscal 1999, which still have lower margins than Cerebral Oximeters.

    The Company's research, development and engineering expenses decreased approximately $67,000, or 10%, from $664,874 for the fiscal year ended November 30, 1998 to $598,348 for the fiscal year ended November 30, 1999. The decrease is primarily attributable to approximately $84,000 in decreased costs associated with enhancements to the model 4100, and $35,000 in decreased consulting fees, partially offset by a $45,000 increase in costs associated with enhancements to the design of the disposable SomaSensor.

    Selling, general and administrative expenses increased approximately $89,000, or 1%, from $6,346,595 for the fiscal year ended November 30, 1998 to $6,435,628 for the fiscal year ended November 30, 1999. The increase in selling, general and administrative expenses for fiscal 1999 is primarily attributable to a $144,000 increase in salaries, wages, commissions and related expenses primarily as a result of increased sales commissions paid by the Company to its sales force during fiscal 1999, and a $69,000 increase in professional service and investor relations fees, partially offset by a $73,000 decrease in selling-related expenses, primarily attributable to employee travel, industry trade shows, marketing and advertising, and a $49,000 decrease in bad debts expense for fiscal 1999.

FISCAL YEAR ENDED NOVEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 1997

    Net revenues increased approximately $1,279,000, or 106%, from $1,211,784 in the fiscal year ended November 30, 1997 to $2,490,851 in the fiscal year ended November 30, 1998. The increase in net revenues was primarily attributable to an approximately $1,009,000 (193%) increase in United States sales, from approximately $523,000 in fiscal 1997 to approximately $1,532,000 in fiscal 1998, and an approximately $270,000 (39%) increase in international sales, from approximately $689,000 in fiscal 1997 to approximately $959,000 in fiscal 1998. The increase in net revenues is primarily attributable to stocking orders for the model 4100 Cerebral Oximeter from both existing distributors and new international distributors, purchases of the model 4100 by customers in the United States, and an 8% increase in the average selling price of Cerebral Oximeters due to (i) a change in the mix between sales directly to hospitals and sales through distributors and (ii) the higher price of the new model 4100 Cerebral Oximeter, partially offset by no-cap sales shipments and exchanges of model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters with existing customers. The sales increase was also partially offset by approximately $233,000 of reduced shipments to Baxter Limited in Japan, which was delaying purchases until shipment of the model 4100 Cerebral Oximeter was permitted in Japan pursuant to Japanese Ministry of Health and Welfare approval.

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

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operations during fiscal 1999 was approximately $4,500,000. Cash was used primarily to (i) fund the Company's net loss, including selling, general and administrative expenses and research, development and engineering expenses (approximately $4,531,000, net of depreciation and amortization expense), (ii) increase accounts receivable (approximately $148,000) primarily due to higher sales in the fourth quarter of fiscal 1999 than in the fourth quarter of fiscal 1998, and (iii) decrease accrued liabilities (approximately $102,000) as a result of payments made in fiscal 1999, accruals that were reversed in fiscal 1999, and timing. These uses of cash were partially offset by an approximately $235,000 increase in accounts payable as a result of the Company delaying payment to vendors for cash management, and an approximately $50,000 decrease in inventories primarily as a result of increased sales of the model 4100 Cerebral Oximeter. Management expects working capital requirements to increase if sales increase. The Company capitalized approximately $179,000 of costs for model 4100 Cerebral

Oximeters being used as demonstration units and no-cap units during fiscal 1999, compared to approximately $374,000 in fiscal 1998. The Company expects to depreciate these costs as a marketing expense over three years.

     Capital expenditures in fiscal 1999 were approximately $72,000, net of depreciation for demonstration units as a marketing expense (approximately $161,000) primarily for (i) model 4100 demonstration units and no-cap units (approximately $179,000), and (ii) tooling to manufacture the model 4100 and 5100 Cerebral Oximeter and for the Company's new sensor (approximately $44,000). The Company disposed of approximately $148,000 in obsolete assets during fiscal 1999; these assets were fully depreciated and had no book value.

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

    On April 1, 1999, the Company renewed its $2,000,000 Revolving Note and a Pledge Agreement with Fifth Third Bank of Northwestern Ohio, N.A. The principal amount outstanding under the note bears interest, payable monthly, at the bank's prime rate (8.75% as of February 15, 2000), is collateralized by all property of the Company held at the bank and, upon drawing against the line of credit, by any securities account of the Company up to the value of the loan, and is intended to be used for general corporate purposes, if necessary. The Company has not borrowed any money under the line of credit. The line of credit expires March 31, 2000. Before that date, the bank may, but is not obligated to, lend the Company such amounts as may from time to time be requested by the Company, up to $2,000,000 if no Event of Default shall exist. Events of default include failure to furnish satisfactory additional security on demand or the bank deeming itself insecure. The Company has no other loan commitments.

    As of November 30, 1999, the Company had working capital of $2,960,443, cash, cash equivalents and marketable securities of $2,257,159, total current liabilities of $761,903 and shareholders' equity of $3,682,494.

    The Company expects that its primary needs for liquidity in fiscal 2000 will be (i) to fund its losses and sustain its operations, including funding (a) marketing costs for the Cerebral Oximeter; and (b) research and development efforts related to product-line extensions of the Cerebral Oximeter for use on newborns, other non-cerebral tissue applications, and enhancements to the Cerebral Oximeter and SomaSensor; and (ii) for working capital, including increased accounts receivable and inventories of components and sales units to satisfy expected sales orders. In addition, management has budgeted approximately $158,000 for capital expenditures during fiscal 2000, primarily for new demonstration equipment and manufacturing tooling for the Cerebral Oximeter and SomaSensor.

    The Company believes that cash, cash equivalents and marketable securities on hand at November 30, 1999 will be sufficient to sustain the Company's operations at budgeted levels and its need for liquidity into the second quarter of fiscal 2000. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

    The estimated length of time current cash, cash equivalents and marketable securities will sustain the Company's operations is based on certain estimates and assumptions made by the Company. Such estimates and assumptions are subject to change as a result of actual experience. There can be no assurance that actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop product-line extensions of the Cerebral Oximeter for use on newborns, other non-cerebral tissue applications, and enhancements to the Cerebral Oximeter and SomaSensor, and for working capital will not be substantially greater than current estimates.

    The Company does not believe that product sales will be sufficient to fund the Company's operations in fiscal 2000.

    As of November 30, 1999, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of February 15, 2000. In addition, the placement agents and their transferees hold warrants to purchase 11,424 Common Shares exercisable at $12.50 per share until April 1, 2001, and 15,000 warrants exercisable at $14.40 per share until July 13, 2000. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 Common Shares exercisable at $4.80 per share until May 29, 2002. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares.

    The Company is negotiating with a placement agent and potential purchasers for a private equity line financing. The equity line would require the purchasers to purchase up to $15 million of newly-issued Common Shares from the Company at times and in amounts selected by the Company over a period of up to two years. Individual purchases would have to be at least 15 trading days apart and would be limited to $10,000 to $1,000,000 depending on an average market price and daily trading volume for the Company's Common Shares. The purchase price for the Common Shares would be 86% to 90% of an average market price for the Common Shares. The percentage would vary depending on the average market price of the Common Shares. In addition, the Company would be obligated to pay a 3% insurance premium to the purchasers and a 3-1/2% fee to the placement agent. The Company must obtain shareholder approval under The Nasdaq SmallCap Market rules if and when it issues 20% or more of its outstanding shares under this arrangement. The Company would also be required to register the purchasers' resales of the Common Shares they purchase. This description does not constitute an offer of any securities for sale, and any such public offering will be made only by means of a prospectus. The Company would be obligated to sell a minimum of $7,500,000 of Common Shares to the purchasers or pay them the discount on the unsold shares. The Company would also be required to grant the purchasers a 5-1/2 year warrant to purchase 200,000 Common Shares exercisable at 115% of an average market value of the Common Shares.

    The type and amount of securities, if any, that might ultimately be issued in any such offering and the specific terms and conditions of any such offering have not yet been definitively determined and will be dependent on negotiations with the placement agent and the potential purchasers, market conditions and management's then current estimate of the proceeds necessary or desired to sustain the Company's operations. There can be no assurance that such equity line or any other offering will occur or that the Company will be able to raise any capital or capital in amounts it desires, or on terms and conditions acceptable to the Company.

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



                                NOVEMBER 30, 1999

                             EXPECTED MATURITY DATES


                                   2000         2001       2002        2003        2004      THEREAFTER        TOTAL      FAIR VALUE
                                   ----         ----       ----        ----        ----      ----------        -----      ----------
MARKETABLE SECURITIES:
 Short-term Debt:
    Variable Rate ($).........  $1,000,006       -          -           -           -            -          $1,000,006    $  833,736
       Average interest rate..        9.09%     N/A        N/A         N/A         N/A          N/A               9.09%




                                NOVEMBER 30, 1998

                             EXPECTED MATURITY DATES


                                   1999         2000       2001        2002        2003      THEREAFTER        TOTAL      FAIR VALUE
                                   ----         ----       ----        ----        ----      ----------        -----      ----------
MARKETABLE SECURITIES:
 Short-term Debt:
    Fixed Rate ($).............  $4,013,198      -          -           -           -            -          $4,013,198    $4,013,718
       Average interest rate...        7.10%    N/A        N/A         N/A         N/A          N/A               7.10%
    Variable Rate ($)..........  $1,000,006      -          -           -           -            -          $1,000,006    $  903,744
       Average interest rate...        9.71%    N/A        N/A         N/A         N/A          N/A               9.71%


      During fiscal 1999, the Company liquidated some of its investments in corporate bonds and other fixed income securities to provide cash to finance its operations. It liquidated fixed rate securities first because their market value approximated their cost.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent Auditors' Report


To the Board of Directors and Shareholders of Somanetics Corporation
Troy, Michigan


We have audited the accompanying balance sheets of Somanetics Corporation (the "Company") as of November 30, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at November 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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


/s/ DELOITTE & TOUCHE LLP
---------------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
January 24, 2000
                                       25

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS


                                                                                                       November 30,
                                                                                          ----------------------------------------
  ASSETS                                                                                         1999                    1998
                                                                                          ------------------      ----------------
CURRENT ASSETS:
   Cash and cash equivalents (Note 4 ) ...........................................            $  1,423,423             $  1,976,829
   Marketable Securities (Note 4) ................................................                 833,736                4,916,942
   Accounts receivable, net of allowance for doubtful accounts of approximately $0 and $153,000 at November 30, 1999
      and 1998, respectively (Note 9) ............................................                 764,153                  615,682
   Inventory, net (Note 4 ) ......................................................                 611,332                  660,964
   Prepaid expenses ..............................................................                  89,702                   92,050
                                                                                              ------------             ------------
      Total current assets........................................................               3,722,346                8,262,467
                                                                                              ------------             ------------
PROPERTY AND EQUIPMENT: (Note 4 )
   Machinery and equipment .......................................................               1,397,214                1,309,539
   Furniture and fixtures ........................................................                 183,497                  184,949
   Leasehold improvements ........................................................                 165,642                  166,770
                                                                                              ------------             ------------
      Total ......................................................................               1,746,353                1,661,258
   Less accumulated depreciation and amortization ................................              (1,097,695)                (957,083)
                                                                                              ------------             ------------
      Net property and equipment .................................................                 648,658                  704,175
                                                                                              ------------             ------------
OTHER ASSETS:
   Patents and trademarks, net (Note 4) ..........................................                  58,393                   65,305
   Other .........................................................................                  15,000                   15,000
                                                                                              ------------             ------------
      Total other assets .........................................................                  73,393                   80,305
                                                                                              ------------             ------------
TOTAL ASSETS .....................................................................            $  4,444,397             $  9,046,947
                                                                                              ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..............................................................            $    498,008             $    262,932
   Accrued liabilities (Notes 5 and 7) ...........................................                 263,895                  366,222
                                                                                              ------------             ------------
      Total current liabilities ..................................................                 761,903                  629,154
                                                                                              ------------             ------------
COMMITMENTS AND CONTINGENCIES (Note 7) ...........................................                    --                       --
SHAREHOLDERS' EQUITY: (Notes 3 and 11)
   Preferred  shares;  authorized,  1,000,000 shares of $.01 par value; no
       shares issued or outstanding ..............................................                    --                       --
   Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 6,035,597 and 6,035,597 shares at November 30,
       1999 and 1998, respectively ...............................................                  60,356                   60,356
   Additional paid-in capital ....................................................              50,290,067               50,290,067
   Accumulated unrealized losses on investments ..................................                (166,270)                 (96,262)
   Accumulated deficit ...........................................................             (46,501,659)             (41,836,368)
                                                                                              ------------             ------------
      Total shareholders' equity..................................................               3,682,494                8,417,793
                                                                                              ------------             ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................................            $  4,444,397             $  9,046,947
                                                                                              ============             ============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                  For the Years Ended November 30,
                                                            -------------------------------------------------
                                                               1999               1998              1997
                                                            ------------- ------------------ ----------------
NET REVENUES (Notes 4 and 10)..................             $  4,000,972       $   2,490,851     $  1,211,784
COST OF SALES..................................                1,905,541           1,326,160          631,425
                                                            ------------       -------------     ------------
   Gross margin................................                2,095,431           1,164,691          580,359
                                                            ------------       -------------     ------------

OPERATING EXPENSES:
   Research, development and engineering
     (Note 4) .................................                  598,348             664,874          736,427
   Selling, general and administrative
     (Note 9)..................................                6,435,628           6,346,595        6,238,330
                                                            ------------       -------------     ------------
     Total operating expenses..................                7,033,976           7,011,469        6,974,757
                                                            ------------       -------------     ------------

OPERATING LOSS.................................               (4,938,545)         (5,846,778)      (6,394,398)
                                                            ------------       -------------     ------------

OTHER INCOME:
   Interest income.............................                  273,254             368,846          206,663
   Other ......................................                 -                      8,100           32,252
                                                            ------------       -------------     ------------
     Total other income........................                  273,254             376,946          238,915
                                                            ------------       -------------     ------------
NET LOSS.......................................             $ (4,665,291)      $  (5,469,832)    $ (6,155,483)
                                                            ============       =============     ============
NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED (Note 4)...................             $       (.77)      $       (1.01)    $      (1.88)
                                                            ============       =============     ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   (Note 4)....................................                6,035,597           5,421,795        3,271,642
                                                            ============       =============     ============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                    ACCUMULATED
                                                         ADDITIONAL                 UNREALIZED       TOTAL
                                                SHARE     PAID-IN      ACCUMULATED  LOSSES ON     SHAREHOLDERS'  COMPREHENSIVE
                                                VALUE     CAPITAL        DEFICIT    INVESTMENTS      EQUITY        INCOME
                                                -----    ----------    -----------  -----------   ------------   -------------

   Balance at December 1, 1996.............   $ 22,854  $ 34,241,798  $(30,211,053)               $ 4,053,599

   Redemption of fractional shares.........         (1)         (377)                                    (378)
   For cash, less issuance costs of
   $1,008,782..............................     20,000     6,971,218                                6,991,218
     Net loss and comprehensive income.....                             (6,155,483)                (6,155,483)   $ (6,155,483)
                                              --------  ------------  ------------  -----------   -----------    ============
   Balance at November 30, 1997............     42,853    41,212,639   (36,366,536)                 4,888,956

   Exercise of stock options for cash......          3         1,345                                    1,348
   For cash, less issuance costs of
   $968,917................................     17,500     9,076,083                                9,093,583
    Net loss...............................                             (5,469,832)                (5,469,832)     (5,469,832)
    Unrealized losses on investments.......                                             (96,262)      (96,262)        (96,262)
                                                                                                                 ------------
      Comprehensive income.................                                                                      $ (5,566,094)
                                              --------  ------------  ------------  -----------  ------------    ============
   Balance at November 30, 1998............     60,356    50,290,067   (41,836,368)     (96,262)    8,417,793

    Net loss...............................                             (4,665,291)                (4,665,291)     (4,665,291)
    Unrealized losses on investments.......                                             (70,008)      (70,008)        (70,008)
                                                                                                                 ------------
      Comprehensive income.................                                                                      $ (4,735,299)
                                              --------  ------------  ------------  -----------  ------------    ============
   Balance at November 30, 1999............   $ 60,356  $ 50,290,067  $(46,501,659) $  (166,270) $  3,682,494
                                              ========  ============  ============  ===========  ============










                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended November 30,
                                                                   --------------------------------------------
                                                                      1999           1998            1997
                                                                   ---------      -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.............................................        $ (4,665,291)   $ (5,469,832)   $ (6,155,483)
   Adjustments to reconcile net loss to net cash
          used in operations:
      Depreciation and amortization.....................             134,347          93,537          50,497
      Changes in assets and liabilities:
          Accounts receivable (increase)................            (148,471)       (423,984)           (262)
          Inventory (increase) decrease ................              49,632        (227,950)        498,121
          Prepaid expenses (increase) decrease .........               2,348         (20,469)         (6,146)
          Other assets decrease.........................               -               8,512           6,912
          Accounts payable increase (decrease)..........             235,076         (78,568)        (22,532)
          Accrued liabilities increase (decrease).......            (102,327)        (80,754)        192,866
                                                                ------------    ------------    ------------
      Net cash (used in) operations.....................          (4,494,686)     (6,199,508)     (5,436,027)
                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities...................               -          (5,013,204)     (2,470,780)
   Proceeds from sale of marketable securities..........           4,013,198       2,470,780           -   '
   Acquisition of property and equipment (net)..........             (71,918)       (508,546)       (243,568)
                                                                ------------    ------------    ------------
      Net cash provided by (used in) investing activities..        3,941,280      (3,050,970)     (2,714,348)
                                                                ------------     -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Shares..............               -           9,094,931       6,991,218
   Redemption of Class B Warrants and fractional
   shares...............................................                   -               -            (378)
                                                                ------------    ------------    ------------
      Net cash provided by financing activities.........                   -       9,094,931       6,990,840
                                                                ------------    ------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS.............            (553,406)       (155,547)     (1,159,535)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD...............................................           1,976,829       2,132,376       3,291,911
                                                                ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD...............................................        $  1,423,423    $  1,976,829    $  2,132,376
                                                                ============    ============    ============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND OPERATIONS

     Somanetics Corporation (the "Company"), a Michigan corporation formed in January 1982, develops, manufactures and markets the INVOS Cerebral Oximeter (the "Cerebral Oximeter"), the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the adult brain. The Cerebral Oximeter is based on the Company's proprietary In Vivo Optical Spectroscopy ("INVOS(R)") technology. INVOS analyzes various characteristics of human blood and tissue by measuring and analyzing low-intensity visible and near-infrared light transmitted into portions of the body. The Company has incurred research, product development and other expenses involved in designing, developing, marketing and selling its products, as well as devoting efforts to raising capital.

2. FINANCIAL STATEMENT PRESENTATION

    The Company has not achieved sales necessary to support operations. The Company has incurred an accumulated deficit of $46,501,659 through November 30, 1999. The Company had working capital of $2,960,443, cash, cash equivalents and marketable securities of $2,257,159, total current liabilities of $761,903 and shareholders' equity of $3,682,494, as of November 30, 1999.

    On June 6, 1996 and October 13, 1997 the Company received clearance from the FDA to market its model 3100A adult Cerebral Oximeter and enhancements to its Cerebral Oximeter, respectively, in the United States. During the third quarter of fiscal 1999, the Company also submitted its 510(k) application to the FDA for the pediatric model Cerebral Oximeter, and is awaiting FDA clearance to market the pediatric model in the United States. The Company's current financial condition and results of operations and the status of its product marketing efforts and sales have been affected by the process of obtaining such clearances.

    As of February 17, 2000, the Company had 17 international distributors for the model 4100 Cerebral Oximeter, one international distributor for the model 5100 Cerebral Oximeter, 12 direct sales personnel, 5 clinical specialists, and one international sales consultant. During fiscal 1999, the Company sold its product to 20 of its international distributors and four of its United States distributors, and devoted most of its marketing to introducing cerebral oximetry patient monitoring into the operating rooms of hospitals. There can be no assurance that the Company will be successful or profitable in marketing the Cerebral Oximeter and the related SomaSensor.

    Management believes that markets exist for the products the Company has developed and is developing; however, there is an inherent uncertainty associated with the success of such products. The likelihood of success of the Company must be considered in view of the Company's limited resources and current financial condition, the problems and expenses frequently encountered in connection with formation of a new business, the ability to raise new funds, the development and application of new technology and the competitive environment in which the Company operates.

    The net proceeds from the public offering of Common Shares in April 1998 (Note 3) were sufficient to fund the Company's working capital requirements for the fiscal year ended November 30, 1999. Current sales are not sufficient to fund operations.

    The Company believes that the cash, cash equivalents and marketable securities on hand at November 30, 1999 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity into the second quarter of fiscal 2000. By that time the Company will be required to raise additional cash either through additional sales of its product, through sales of securities, by incurring indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


    The estimated length of time current cash, cash equivalents and marketable securities will sustain the Company's operations is based on certain estimates and assumptions made by the Company. Such estimates and assumptions are subject to change as a result of actual experience. There can be no assurance that actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop product-line extensions of the Cerebral Oximeter for use on newborns, other non-cerebral tissue applications, and enhancements to the Cerebral Oximeter and SomaSensor, and for working capital will not be substantially greater than current estimates.

    The Company does not believe that product sales will be sufficient to fund the Company's operations in fiscal 2000.

    The Company is negotiating with a placement agent and potential purchasers for a private equity line financing. The equity line would require the purchasers to purchase up to $15 million of newly-issued Common Shares from the Company at times and in amounts selected by the Company over a period of up to two years. Individual purchases would have to be at least 15 trading days apart and would be limited to $10,000 to $1,000,000 depending on an average market price and daily trading volume for the Company's Common Shares. The purchase price for the Common Shares would be 86% to 90% of an average market price for the Common Shares. The percentage would vary depending on the average market price of the Common Shares. In addition, the Company would be obligated to pay a 3% insurance premium to the purchasers and a 3-1/2% fee to the placement agent. The Company must obtain shareholder approval under The Nasdaq SmallCap Market rules if and when it issues 20% or more of its outstanding shares under this arrangement. The Company would also be required to register the purchasers' resales of the Common Shares they purchase. This description does not constitute an offer of any securities for sale, and any such public offering will be made only by means of a prospectus. The Company would be obligated to sell a minimum of $7,500,000 of Common Shares to the purchasers or pay them the discount on the unsold shares. The Company would also be required to grant the purchasers a 5-1/2 year warrant to purchase 200,000 Common Shares exercisable at 115% of an average market value of the Common Shares.

    The type and amount of securities, if any, that might ultimately be issued in any such offering and the specific terms and conditions of any such offering have not yet been definitively determined and will be dependent on negotiations with the placement agent and the potential purchasers, market conditions and management's then current estimate of the proceeds necessary or desired to sustain the Company's operations. There can be no assurance that such equity line or any other offering will occur or that the Company will be able to raise any capital or capital in amounts it desires, or on terms and conditions acceptable to the Company.

    On April 1, 1999, the Company renewed its $2,000,000 Revolving Note and a Pledge Agreement with Fifth Third Bank of Northwestern Ohio, N.A. The principal amount outstanding under the note bears interest, payable monthly, at the bank's prime rate (8.75% as of February 15, 2000), is collateralized by all property of the Company held at the bank and, upon drawing against the line of credit, by any securities account of the Company up to the value of the loan, and is intended to be used for general corporate purposes, if necessary. The Company has not borrowed any money under the line of credit. The line of credit expires March 31, 2000. Before that date, the bank may, but is not obligated to, lend the Company such amounts as may from time to time be requested by the Company, up to $2,000,000 if no Event of Default shall exist. Events of default include failure to furnish satisfactory additional security on demand or the bank deeming itself insecure. The Company has no other loan commitments.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. STOCK OFFERINGS AND COMMON SHARES

    As of November 30, 1999, there were 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in the Company's 1995 and April 1996 Regulation S securities offerings. The conditions permitting the Company to redeem these warrants have not been met as of February 15, 2000. In addition, the placement agents in those offerings and their transferees hold warrants to purchase 11,424 Common Shares exercisable at $12.50 per share until April 1, 2001, and 15,000 Common Shares exercisable at $14.40 per share until July 13, 2000. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the Common Shares. The Company has the right to reduce the exercise price of these warrants.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


    Common shares reserved for future issuance upon exercise of stock options and warrants as discussed above at November 30, 1999, are as follows:

              1983 Stock Option Plan....................................................        9,317
              1991 Incentive Stock Option Plan..........................................      110,289
              1993 Director Stock Option Plan...........................................        2,498
              1997 Stock Option Plan....................................................    1,039,800
              Options Granted Independent of Option Plans...............................      164,178
              Placement Agent Warrants..................................................       26,424
              Regulation S Warrants.....................................................      115,520
              Underwriter Warrants......................................................      200,000
                                                                                           ----------
                        Total reserved for future issuance..............................    1,668,026
                                                                                           ==========


4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Cash Equivalents consist of short-term, interest-bearing investments maturing within three months of their acquisition by the Company.

    Marketable Securities consist of lower rated, fixed income securities, classified as available for sale, maturing approximately six months to one year from the date of acquisition and are stated at the lower of cost or fair market value.

    Inventory is stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. Inventory consists of:

                                                                                 NOVEMBER 30,
                                                                         ---------------------------
                                                                             1999            1998
                                                                             ----        --------

           Finished goods..........................................      $  107,820       $  224,313
           Work in process.........................................          38,682          226,554
           Purchased components....................................         464,830          348,321
                                                                         ----------       ----------
             Sub-total.............................................         611,332          799,188
           Less reserve for obsolete and excess inventory..........      (   -     )        (138,224)
                                                                         -----------      ----------
                  Total............................................      $  611,332       $  660,964
                                                                         ==========       ==========


    Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

    Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $53,340 and $46,428 at November 30, 1999 and 1998, respectively.

    Revenue Recognition occurs upon shipment to customers.

    Research, Development and Engineering costs are expensed as incurred.

    Loss Per Common Share - basic and diluted is computed using the weighted average number of common shares outstanding during each period. During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The adoption of SFAS No. 128 had no impact on the reported loss per share for all periods presented. Common Shares issuable under stock options and warrants

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


have been considered in the computation of the net loss per Common Share - diluted, but have not been included because such inclusion would be antidilutive. As of November 30, 1999 and November 30, 1998, the Company had outstanding 1,568,481 and 1,393,651, respectively, of warrants and options to purchase Common Shares. On April 10, 1997, the Company effected a 1-for-10 reverse stock split (Note 3).

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

5. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                                           NOVEMBER 30,
                                                                   ------------------------
                                                                       1999          1998
                                                                       ----       -------
             Accrued Sales Commissions.........................    $ 133,863      $ 99,167
             Professional Fees.................................       88,250       112,902
             Accrued Insurance.................................       20,082        42,204
             Warranty..........................................       11,700        37,487
             Clinical Research.................................         -           19,165
             Product Upgrades..................................         -           21,297
             Accrued Incentive.................................         -           34,000
             Other.............................................       10,000          -
                                                                   ---------      --------
                  Total........................................    $ 263,895      $366,222
                                                                   =========      ========

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


6. INCOME TAX

    Deferred income taxes reflect the estimated future tax effect of (i) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations and
(ii) net operating loss and tax credit carryforwards. The Company's deferred tax assets primarily represent the tax benefit of net operating loss carryforwards and research and general business tax credit carryforwards. The Company had deferred tax assets of approximately $15,646,000 and $14,233,000 for the years ended November 30, 1999 and 1998, respectively, which were entirely offset by valuation allowances, due to the uncertainty of utilizing such assets against future earnings, prior to their expiration. The components of deferred income tax assets as of November 30, 1999 and 1998 were as follows:

                                                                                 NOVEMBER 30,
                                                                            ----------------------
                                                                               1999         1998
                                                                            ----------    --------
                                                                                (IN THOUSANDS)
             Net operating loss carryforwards...........................    $ 15,289      $13,763
             Accrued liabilities........................................           7          158
             Research and general business tax credit carryforwards.....         350          312
                                                                             -------      -------
                  Subtotal..............................................      15,646       14,233
             Valuation allowance........................................     (15,646)     (14,233)
                                                                             -------      -------
                  Deferred tax asset....................................     $    --      $    --
                                                                             =======      =======

    As of November 30, 1999, net operating loss carryforwards of approximately $45.0 million were available for Federal income tax purposes. The Company's ability to use the net operating loss carryforwards incurred on or before March 27, 1991 (the date the Company completed its initial public offering) is limited to approximately $296,000 per year. Research and business general tax credits of $350,000 are also available to offset future taxes. These losses and credits expire, if unused, at various dates from 2000 through 2019.

    Utilization of the Company's net operating loss carryforwards, tax credit carryforwards and certain future deductions could be restricted, in the event of future changes in the Company's equity structure, by provisions contained in the Tax Reform Act of 1986.

    7. COMMITMENTS AND CONTINGENCIES

    On September 10, 1991 the Company entered into a lease agreement for a 23,392 square foot, stand-alone office, assembly and warehouse facility. The current lease, as amended, expires December 31, 2000.

    Operating and building lease expense for the years ended November 30, 1999, 1998 and 1997 was approximately $184,000, $184,600, and $175,700, respectively.
Approximate future minimum lease commitments are as follows:

             YEAR ENDED NOVEMBER 30,
             -----------------------
                2000.........................................    $  176,400
                2001.........................................        14,700
                                                                 ----------
                       Total.................................    $  191,100
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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

No Company matching or discretionary contributions were made to the plan for the years ended November 30, 1999, 1998 or 1997.

     As of November 30, 1999, the Company had employment agreements with Bruce
J. Barrett, its President and Chief Executive Officer ("Mr. Barrett"), and Raymond W. Gunn, its Executive Vice President and Chief Financial Officer ("Mr. Gunn"). Mr. Gunn resigned in January 2000. Mr. Barrett's employment agreement, as amended, expires April 30, 2000 unless earlier terminated as provided in the agreement. Messrs. Barrett and Gunn were entitled to receive annual base salaries which at November 30, 1999 were $204,750 and $110,250, respectively, plus potential discretionary bonuses. Both parties have agreed not to compete with the Company during specified periods.

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

8. STOCK OPTION PLANS

    In January 1983, February 1991, and January 1997, the Company adopted stock option plans (the "1983 Plan," the "1991 Plan," and the "1997 Plan," respectively) for key management employees, directors, consultants and advisors of the Company. The plans provide for the issuance of options by the Company to purchase a maximum of 15,668 Common Shares under the 1983 Plan, 115,000 Common Shares under the 1991 Plan, and 1,040,000 Common Shares under the 1997 Plan. In addition, the Company granted options to employees independent of the plans ("Non-Plan"). Awards and expirations under the 1983 Plan, 1991 Plan, 1997 Plan, and Non-Plan during the years ended November 30, 1999, 1998 and 1997 are listed below.

    At November 30, 1999, no additional options may be granted under the 1983 Plan, 14,667 Common Shares were available for options to be granted under the 1991 Plan, and 84,878 Common Shares were available under the 1997 Plan.

    In January 1993, the Company adopted the Somanetics Corporation 1993 Director Stock Option Plan (the "Directors Plan"). The Directors Plan provided up to 24,000 Common Shares for the grant of options to each director who was not an officer or employee of the Company. In January 1998, the Company's Board of Directors terminated the Directors Plan, except as to options previously granted under the Directors Plan. Therefore, no additional options may be granted under the Directors Plan.

    In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options are measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants.

     Had compensation expense for the Company's stock options been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, the Company's net loss for 1999, 1998 and 1997 on a pro forma basis would have increased by approximately $ 571,000 to $(5,236,000),or $(.87) per Common

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Share, increased by approximately $1,589,000 to $(7,059,000), or $(1.30) per Common Share, and increased by approximately $901,000 to $(7,057,000), or $(2.16) per Common Share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1999, 1998 and 1997: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 95.05% for 1999 (72.34% for 1998 and 88.26% for 1997), risk-free interest rate of 6.5% for 1999 (5% for 1998 and 6% for 1997), expected lives of 4 years and dividend yield of 0%.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

     A summary of the Company's stock option activity and related information for years ended November 30, 1999, 1998 and 1997 follows:

                                   1999                             1998                            1997
                         ---------------------------   ---------------------------       --------------------------
                                          WEIGHTED                        WEIGHTED                       WEIGHTED
                                          AVERAGE                          AVERAGE                       AVERAGE
                             COMMON       EXERCISE      COMMON            EXERCISE        COMMON         EXERCISE
                             SHARES        PRICE        SHARES              PRICE         SHARES          PRICE
                             ------        -----        ------              -----         ------          -----
Options outstanding
  December 1,.........       998,737        $6.81       554,917              $8.23       295,517          $12.38
  Options granted.....       242,900         3.38       476,122               5.82       306,850            5.08
  Options exercised...             -          -            (263)              4.75             -             -
  Options canceled....       (15,100)        4.62       (32,039)             16.68       (47,450)          15.21
                           ---------        -----       -------              -----       -------          ------
Options outstanding
 November 30, (1) (2)      1,226,537         6.16       998,737               6.81       554,917            8.23
                           =========        =====       =======              =====       =======          ======
Options exercisable
  November 30, .......       585,952        $8.03       356,589              $9.70       218,847          $13.76
                           =========        =====       =======              =====       =======          ======

-------------

(1)  Exercise dates range from February 21, 1991 to October 27, 2009.

(2) As of November 30, 1999, options outstanding have exercise prices between $1.44 and $42.50, and a weighted average remaining contractual life of 7.63 years.

Also, see Note 11 for approval of an amendment to the 1997 Stock Option Plan.

9. RELATED PARTY TRANSACTIONS

     The Company received legal services from certain shareholders. Services from such parties amounted to approximately $160,400, $195,500 and $365,800 during the years ended November 30, 1999, 1998 and 1997, respectively.

     The Company paid a non-refundable fee of $50,000 to Brean Murray & Co., Inc. during fiscal 1999 for financial advisory services.

     The Company recognized no revenue in fiscal 1997 from Somatek, Inc., one of the Company's former United States distributors whose principal owner is a director of the Company. Effective February 28, 1997 the Company terminated its distribution agreement with Somatek, Inc. The Company wrote off approximately $12,500 of trade receivables from Somatek, Inc. in fiscal 1997 in exchange for the return of Cerebral Oximeters.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


10. MAJOR CUSTOMERS AND FOREIGN SALES

     The Company had one international distributor which accounted for approximately 23% (Japan) of net revenues for the year ended November 30, 1999, one United States distributor which accounted for approximately 10% of net revenues for the year ended November 30, 1998 (this relationship was terminated in the third quarter of fiscal 1998 as part of the Company's planned expansion of the direct sales force within the United States), and two international distributors and one United States distributor which accounted for approximately 28% (Japan), 11% (Latin America) and 12% (United States), respectively, of net revenues for the year ended November 30, 1997.

     Additionally, net revenues from foreign customers for the years ended November 30, 1999, 1998 and 1997 were approximately $1,632,000, $959,000 and
$689,000, respectively.

11. SUBSEQUENT EVENTS (UNAUDITED)

     On February 16, 2000, the Company's Board of Directors approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of Common Shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 295,000 shares, from 1,040,000 to 1,335,000 shares, subject to shareholder approval at the 2000 Annual Meeting of Shareholders.

     On February 17, 2000, the Company announced an exclusive distributor agreement with Nellcor Puritan Bennett Export, Inc., a wholly-owned subsidiary of Mallinckrodt, Inc., under which various Mallinckrodt subsidiaries will market and sell the Company's INVOS Cerebral Oximeter. The territory will initially encompass 33 countries, with the potential for additional countries to be added to the agreement over time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 regarding executive officers of the Company is included in the Supplemental Item in Part I of this Report, and is incorporated in this Item 10 by reference. The information required by this
Item 10 regarding directors of the Company will be set forth under the caption "Election of Directors" in the Company's Proxy Statement in connection with the 2000 Annual Meeting of Shareholders scheduled to be held April 18, 2000, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement in connection with the 2000 Annual Meeting of Shareholders scheduled to be held April 18, 2000, and is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 concerning executive compensation will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement in connection with the 2000 Annual Meeting of Shareholders scheduled to be held April 18, 2000, and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 concerning security ownership of certain beneficial owners and management will be set forth under the captions "Voting Securities and Principal Holders" and "Election of Directors" in the Company's Proxy Statement in connection with the 2000 Annual Meeting of Shareholders scheduled to be held April 18, 2000, and is incorporated in this
Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 concerning certain relationships and related transactions, if any, will be set forth under the caption "Certain Transactions" or "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement in connection with the 2000 Annual Meeting of Shareholders scheduled to be held April 18, 2000, and is incorporated in this
Item 13 by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

          The following financial statements of the Company are included in response to Item 8 of this Report:

               Independent Auditors' Report
               Balance Sheets - November 30, 1999 and 1998
               Statements of Operations - For Each of the Three Years in the
                    Period Ended November 30, 1999
               Statements of Shareholders' Equity - For Each of the Three Years
                    in the Period Ended November 30, 1999
               Statements of Cash Flows - For Each of the Three Years in the
                    Period Ended November 30, 1999
               Notes to Financial Statements

    (2)  Financial Statement Schedule

         The following financial statement schedule of the Company is included in response to Item 8 of this Report:

               Schedule II - Valuation and Qualifying Accounts and Reserves for
                    the Years Ended November 30, 1999, 1998 and 1997.

     (3)  Exhibits

          The Exhibits to this Report are as set forth in the "Index to Exhibits" on pages 44 to 47 of this Report. Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the "Index to Exhibits" with an asterisk before the exhibit number.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended November 30, 1999.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

                                                     COLUMN B               COLUMN C               COLUMN D      COLUMN E
                                                     --------       --------------------------     --------      --------
                                                                            ADDITIONS
                                                                    --------------------------
                                                                        (2)         CHARGED TO
                                                      BALANCE AT    CHARGED TO         OTHER        (1)(3)      BALANCE AT
                                                       BEGINNING     COSTS AND       ACCOUNTS,    DEDUCTIONS,     END OF
                                                       OF PERIOD     EXPENSES        DESCRIBE      DESCRIBE       PERIOD
                                                       ---------     --------        --------      --------       ------
        Allowance for doubtful accounts:
          Year ended November 30, 1999.........   $      152,602  $      --              --       $ 152,602   $      --
          Year ended November 30, 1998.........          165,990           4,319         --          17,707       152,602
          Year ended November 30, 1997.........           46,047         176,790         --          56,847       165,990

        Note: (1) Write-off uncollectible accounts, net of recoveries
        Note: (2) Reserve of additional uncollectible accounts, net of recoveries

        Inventory reserve for obsolescence:
          Year ended November 30, 1999.........   $      138,224  $       1,199          --       $ 139,423   $      --
          Year ended November 30, 1998.........          356,298         40,817          --         258,891       138,224
          Year ended November 30, 1997.........          200,450        442,448          --         286,600       356,298

        Note: (3) Write-off obsolete, excess inventory, net of recoveries

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Somanetics Corporation
Date:  February 23, 2000                By: /s/ Bruce J. Barrett
                                            --------------------
                                        Bruce J. Barrett
                                        President & Chief Executive Officer



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

Signature                                       Title                                    Date
---------                                       -----                                    ----
  /s/ Bruce J. Barrett                          President and Chief Executive Officer    February 23, 2000
----------------------                          and a Director (Principal Executive
Bruce J. Barrett                                Officer and Principal Financial
                                                Officer)

  /s/ H. Raymond Wallace                        Chairman of the Board of Directors       February 23, 2000
------------------------
 H. Raymond Wallace

  /s/ William M. Iacona                         Corporate Controller (Principal          February 23, 2000
-----------------------                         Accounting Officer)
 William M. Iacona
  /s/ Daniel S. Follis                          Director                                 February 23, 2000
----------------------
 Daniel S. Follis

  /s/ James I. Ausman                           Director                                 February 23, 2000
---------------------
James I. Ausman, M.D., Ph.D.

  /s/ Robert R. Henry                           Director                                 February 23, 2000
---------------------
 Robert R. Henry

  /s/ A. Brean Murray                           Director                                 February 23, 2000
---------------------
 A. Brean Murray

                                  EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------   ----------------------------------------------------------------------
3(i) Restated Articles of Incorporation of Somanetics Corporation, incorporated by reference to Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.
3(ii) Amended and Restated Bylaws of Somanetics Corporation, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 16, 1995.
10.1 Lease Agreement, dated September 10, 1991, between Somanetics Corporation and WS Development Company, incorporated by reference to
          Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1991.
10.2 Extension of Lease, between Somanetics Corporation and WS Development Company, dated July 22, 1994, incorporated by reference to Exhibit
          10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
10.3 Change in ownership of Lease Agreement for 1653 E. Maple Road, Troy, MI 48083, dated September 12, 1994, between Somanetics Corporation and First Industrial, L.P., incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
10.4 Second Addendum, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 14, 1997, incorporated by reference. to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.
10.5 Third Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 23, 1999, incorporated by reference. to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.
*10.6 Somanetics Corporation Amended and Restated 1983 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991.
*10.7 Somanetics Corporation Amended and Restated 1991 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991.
*10.8 Fourth Amendment to Somanetics Corporation 1991 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1992.
*10.9 Amended and Restated Fifth Amendment to Somanetics Corporation 1991 Incentive Stock Option Plan, incorporated by reference to Exhibit
          10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
*10.10 Somanetics Corporation 1993 Director Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1992.
*10.11 Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.
*10.12 First Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997.
*10.13 Second Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998.
*10.14    Third Amendment to Somanetics Corporation 1997 Stock Option Plan.
*10.15 Somanetics Corporation 1999 Employee Incentive Compensation Plan, incorporated by reference to Exhibit 10.14 to the Company's Annual report on Form 10-K for the fiscal year ended November 30, 1998.

                                  EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------   ----------------------------------------------------------------------
*10.16    Somanetics Corporation 2000 Employee Incentive Compensation Plan.
*10.17 Employment Agreement, dated as of December 1, 1992, between Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit
          10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1992.
*10.18 Employment Agreement, dated May 13, 1994, between Somanetics Corporation and Bruce J. Barrett, incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.
*10.19 Amendment to Employment Agreement, dated as of February 23, 1994, between Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.
*10.20 Amendment to Employment Agreement, dated as of July 21, 1994, between Somanetics Corporation and Bruce J. Barrett, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
*10.21 Amendment to Employment Agreement, dated as of July 21, 1994, between Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.3 to the Company's Quarterly report on Form 10-Q for the quarter ended August 31, 1994.
*10.22 Amendment to Employment Agreement, dated as of December 1, 1995, between Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
*10.23 Amendment to Employment Agreement, dated as of November 18, 1996, between Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.
*10.24 Amendment to Employment Agreement, dated as of April 24, 1997, between Somanetics Corporation and Bruce J. Barrett., incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registration Statement on Form S-1(file no. 333-25275), filed with the Securities and Exchange Commission on May 30, 1997.
*10.25 Amendment to Employment Agreement, dated as of April 24, 1997, between Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-25275), filed with the Securities and Exchange Commission on May 30, 1997.
*10.26 Stock Option Agreement, dated May 16, 1994, between Somanetics Corporation and Bruce J. Barrett, incorporated by reference to Exhibit
          10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
*10.27 Stock Option Agreement, dated July 21, 1994, between Somanetics Corporation and Bruce J. Barrett, incorporated by reference to Exhibit
          10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
*10.28 Stock Option Agreement, dated July 21, 1994, between Somanetics Corporation and Gary D. Lewis, incorporated by reference to Exhibit
          10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
*10.29 Stock Option Agreement, dated July 21, 1994, between Somanetics Corporation and Raymond W. Gunn, incorporated by reference to Exhibit
          10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

                                  EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------   ----------------------------------------------------------------------
*10.30 Stock Option Agreements, dated July 20, 1995, between Somanetics Corporation and Richard Farkas, incorporated by reference to Exhibit
          10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
*10.31 Form of Stock Option Agreement, dated December 22, 1995, between Somanetics Corporation and various employees, incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
*10.32 Form of Stock Option Agreement, dated December 22, 1995, between Somanetics Corporation and various officers, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
*10.33 Form of new Stock Option agreement, dated December 22, 1995, between Somanetics Corporation and various employees, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
*10.34 Form of Stock Option Agreement, dated January 5, 1996, between Somanetics Corporation and two officers, incorporated by reference to
          Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
*10.35 Form of Stock Option Agreement, dated as of April 24, 1997, between Somanetics Corporation and twenty-three employees, incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1(file no. 333-25275), filed with the Securities and Exchange Commission on May 30, 1997.
*10.36 Amendment to Stock Option Agreement, dated as of February 1, 1995, between Somanetics Corporation and Gary D. Lewis, amending July 21, 1994 Stock Option Agreement, incorporated by reference to Exhibit
          10.31 to Post-Effective Amendment No. 5 to the Company's Registration Statement on Form S-1(file no. 33-38438) filed with the Securities and Exchange Commission on March 30, 1995.
*10.37 Consulting Agreement, dated February 28, 1983, as amended, between Somanetics Corporation and Hugh F. Stoddart, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991.
10.38 Current Form of Somanetics Corporation Confidentiality Agreement used for testing hospitals and clinics, incorporated by reference to
          Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1992.
10.39 Current Form of Somanetics Corporation Confidentiality Agreement used for the Company's employees and agents, incorporated by reference to
          Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1992.
10.40 Assignments, dated October 6, 1983, January 23, 1986, February 11, 1986 and February 11, 1986, from Gary D. Lewis to Somanetics Corporation in connection with the Company's INVOS technology, incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (file no. 33-38438).

                                  EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------   ----------------------------------------------------------------------
10.41 Assignments, dated October 5, 1983, August 28, 1985, February 11, 1986, February 12, 1986, and September 24, 1986, from Hugh F. Stoddart to Somanetics Corporation in connection with the Company's INVOS technology, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (file no. 33-38438).
10.42 Form of Warrant, between Somanetics Corporation and purchasers of Units in the 1995 Regulation S Offering, incorporated by reference to
          Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995.
10.43 Warrant Agreement, dated as of July 14, 1995, between Somanetics Corporation and Rauscher Pierce & Clark Limited, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995.
10.44 Warrant to Purchase Common Stock of Somanetics Corporation, dated as of July 14, 1995, between Somanetics Corporation and Rauscher Pierce & Clark Limited, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995.
10.45 Form of Warrant between Somanetics Corporation and purchasers of Units in the April 1996 Regulation S Offering, incorporated by reference to
          Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996.
10.46 Warrant Agreement, dated as of April 2, 1996, between Somanetics Corporation and Rauscher Pierce & Clark Limited, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996.
10.47 Warrant to Purchase Common Stock of Somanetics Corporation, dated as of April 2, 1996, between Somanetics Corporation and Rauscher Pierce & Clark Limited, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996.
10.48 Form of Warrant Agreement and Warrant, dated June 4, 1997, between Somanetics Corporation and Brean Murray & Co., Inc., incorporated by reference to Exhibit 10.60 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-25275), filed with the Securities and Exchange Commisiion on May 30, 1997.
10.49 Form of Underwriting Agreement, dated April 3, 1998, between Somanetics Corporation and Brean Murray & Co., Inc., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.
10.50 Revolving Note from Somanetics Corporation to Fifth Third Bank of Northwestern Ohio, N.A., dated June 12, 1998, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.
10.51 Revolving Note from Somanetics Corporation to Fifth Third Bank of Northwestern Ohio, N.A., dated April 1, 1999, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.
23.1      Consent of Deloitte & Touche LLP.
27.1      Financial data Schedule.