Form 10-Q
period 2000-02-29
SOMANETICS CORP
filed 2000-04-11
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

     (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended FEBRUARY 29, 2000

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from         to
                                             --------    --------

                        Commission file number 0-19095

                             SOMANETICS CORPORATION
             (Exact name of registrant as specified in its charter)


            MICHIGAN                                                                 38-2394784
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

             Yes        X                No
                 -------------------        -------------------

        Number of common shares outstanding at April 11, 2000: 6,035,597

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION



                                 BALANCE SHEETS


                                                                                   February 29,              November 30,
ASSETS                                                                                 2000                      1999
                                                                                ---------------           ---------------
CURRENT ASSETS:                                                                    (Unaudited)                 (Audited)
    Cash and cash equivalents..........................................         $       161,442           $     1,423,423
    Marketable securities..............................................                 824,985                   833,736
    Accounts receivable, net of allowance for doubtful accounts of approximately $0 and $0 at February 29, 2000 and
       November 30, 1999, respectively.................................                 718,132                   764,153
    Inventory, net.....................................................                 951,672                   611,332
    Prepaid expenses...................................................                  74,280                    89,702
                                                                                ---------------           ---------------
       Total current assets............................................               2,730,511                 3,722,346
                                                                                ---------------           ---------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment............................................               1,401,642                 1,397,214
    Furniture and fixtures.............................................                 183,497                   183,497
    Leasehold improvements.............................................                 165,642                   165,642
                                                                                ---------------           ---------------
       Total...........................................................               1,750,781                 1,746,353
    Less accumulated depreciation and amortization.....................              (1,164,750)               (1,097,695)
                                                                                ---------------           ---------------
       Net property and equipment......................................                 586,031                   648,658
                                                                                ---------------           ---------------
OTHER ASSETS:
    Patents and trademarks, net........................................                  56,665                    58,393
    Other..............................................................                  15,000                    15,000
                                                                                ---------------           ---------------
       Total other assets..............................................                  71,665                    73,393
                                                                                ---------------           ---------------
TOTAL ASSETS...........................................................         $     3,388,207           $     4,444,397
                                                                                ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................         $       391,455           $       498,008
    Accrued liabilities................................................                 208,937                   263,895
                                                                                ---------------           ---------------
       Total current liabilities.......................................                 600,392                   761,903
                                                                                ---------------           ---------------
COMMITMENTS AND CONTINGENCIES..........................................               -                            -
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................               -                            -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 6,035,597 shares at February 29, 2000
       and November 30, 1999, respectively.............................                  60,356                    60,356
    Additional paid-in capital.........................................              50,290,067                50,290,067
    Accumulated unrealized losses on investments.......................                (175,021)                 (166,270)
    Accumulated deficit................................................             (47,387,587)              (46,501,659)
                                                                                ---------------           ---------------
        Total shareholders' equity.....................................               2,787,815                 3,682,494
                                                                                ---------------           ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................         $     3,388,207           $     4,444,397
                                                                                ===============           ===============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             For the Three-Month
                                                                Periods Ended
                                                      -------------------------------------
                                                      February 29,             February 28,
                                                          2000                   1999
                                                     -------------            -------------
NET REVENUES ..................................      $   1,037,615            $     910,739
COST OF SALES..................................            493,358                  447,089
                                                     -------------            -------------
GROSS MARGIN...................................            544,256                  463,650
                                                     -------------            -------------

OPERATING EXPENSES:
      Research, development and engineering....            103,025                  142,449
      Selling, general and administrative......          1,361,756                1,598,856
                                                     -------------            -------------
                Total operating expenses.......          1,464,781                1,741,305
                                                     -------------            -------------
OPERATING LOSS.................................           (920,525)              (1,277,655)
                                                     -------------            -------------

OTHER INCOME:
      Interest income..........................             34,597                   93,327
                                                     -------------            -------------
          Total other income...................             34,597                   93,327
                                                     -------------            -------------
NET LOSS.......................................      $    (885,928)             $(1,184,328)
                                                     -------------            -------------


NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED...........................      $       (.15)            $        (.20)
                                                     ------------             -------------

WEIGHTED AVERAGE SHARES
    OUTSTANDING................................          6,035,597                6,035,597
                                                     =============            =============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Three Month
                                                                                      Periods Ended
                                                                            --------------------------------
                                                                             February 29,       February 28,
                                                                                 2000             1999
                                                                            --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................................             $    (885,928)       $ (1,184,328)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization...........................                    81,019              68,479
      Changes in assets and liabilities:
          Accounts receivable decrease (increase).............                    46,021            (197,688)
          Inventory (increase) decrease.......................                  (340,340)             49,746
          Prepaid expenses decrease...........................                    15,422              14,585
          Accounts payable (decrease).........................                  (106,553)            (16,937)
          Accrued liabilities (decrease)......................                   (54,958)           (107,735)
                                                                           --------------       -------------
            Net cash (used in) operations.....................                (1,245,317)         (1,373,878)
                                                                           -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities.................                      -              1,013,242
  Acquisition of property and equipment (net).................                   (16,664)            (43,721)
                                                                           -------------        ------------
            Net cash provided by investing activities.........                   (16,664)            969,521
                                                                           -------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
            Net cash provided by financing activities.........                      -                 -
                                                                           -------------        ------------

NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS.................................................                (1,261,981)           (404,357)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD  .................................................                 1,423,423           1,976,829
                                                                           -------------        ------------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD  .................................................             $     161,442        $  1,572,472
                                                                           =============        ============



                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 29, 2000



1.       ORGANIZATION AND OPERATIONS

         We are a Michigan corporation that was formed in January 1982. We develop, manufacture and market the INVOS(R) Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the adult brain. The Cerebral Oximeter is based on our proprietary In Vivo Optical Spectroscopy, or INVOS, technology. INVOS analyzes various characteristics of human blood and tissue by measuring and analyzing low-intensity visible and near infrared light transmitted into portions of the body. We have incurred research, product development and other expenses involved in designing, developing, marketing and selling our products, as well as devoting efforts to raising capital.


2.       FINANCIAL STATEMENT PRESENTATION

         We prepared our unaudited interim financial statements pursuant to the Securities and Exchange Commission's rules. Accordingly, they do not include all of the information and footnotes normally included in our annual financial statements prepared in accordance with generally accepted accounting principles. We believe, however, that the disclosures are adequate to make the information presented not misleading.

         The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments are of a normal recurring nature, except those not material to our financial condition or results of operations. Our operating results for the three-month period ended February 29, 2000, do not necessarily indicate the results that you should expect for the year ending November 30, 2000, although we expect to continue to incur operating losses for the foreseeable future. You should read the unaudited interim financial statements together with the financial statements and related footnotes for the year ended November 30, 1999 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

         Our sales are not sufficient to support our operations. We have incurred an accumulated deficit of $47,387,587 through February 29, 2000. We had working capital of $2,130,119, cash, cash equivalents, and marketable securities of $986,427, total current liabilities of $600,392 and shareholders' equity of $2,787,815 as of February 29, 2000.

         We believe that markets exist for the products we have developed and are developing; however, whether our products will be successful is inherently uncertain. You should consider the following factors in evaluating the likelihood of our success: our limited resources and current financial condition, the problems and expenses frequently encountered by companies forming a new business, our ability to raise new funds, our abiliy to develop, apply and market new technology, and our industry and competitive environment.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 29, 2000


         The net proceeds from our public offering of common shares in April 1998 were sufficient to fund our working capital requirements for the three months ended February 29, 2000. Our current sales are not sufficient to fund operations.

         We believe that the cash, cash equivalents, and marketable securities on hand at February 29, 2000, together with the estimated net proceeds from sales of 1,000,000 common shares over time to Kingsbridge Capital Limited pursuant to the Private Equity Line Agreement described below based on current market prices, will be adequate to satisfy our operating and capital requirements through April 2001. By that time we will be required to raise additional cash either through additional sales of our products, through sales of securities, by incurring indebtedness or by some combination of these alternatives. If we are unable to raise additional cash by that time, we will be required to reduce or discontinue our operations.

         The estimated length of time current cash, cash equivalents, and marketable securities will sustain our operations is based on estimates and assumptions we have made. These estimates and assumptions are subject to change as a result of actual experience. Changes in the market price or trading volume of our common shares could reduce the proceeds we receive for selling those common shares under the Private Equity Line Agreement, decrease the number of shares we can sell in a particular period or both. Actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop product-line extensions of the Cerebral Oximeter for use on newborns, other non-brain tissue applications, and enhancements to the Cerebral Oximeter and SomaSensor, and for working capital might be substantially greater than current estimates.

         We do not believe that product sales will be sufficient to fund our operations in fiscal 2000.

         As of February 29, 2000, we had 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in our 1995 and 1996 Regulation S securities offerings. The conditions permitting us to redeem these warrants have not been met as of April 5, 2000. In addition, the placement agents and their transferees hold warrants to purchase 11,424 common shares exercisable at $12.50 per share until April 1, 2001, and 15,000 warrants exercisable at $14.40 per share until July 13, 2000. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 common shares exercisable at $4.80 per share until May 29, 2002. In addition, Kingsbridge Capital Limited received warrants to purchase 200,000 common shares exercisable at $4.36 per share until September 3, 2005 pursuant to the Private Equity Line Agreement. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the common shares.

         We entered into a Private Equity Line Agreement with Kingsbridge Capital Limited on March 6, 2000. The equity line requires Kingsbridge to purchase up to $15 million of newly-issued common shares from us at times and in amounts we select over a period of up to two years, subject to specific restrictions and conditions set forth in the Private Equity Line Agreement. One of the conditions to our ability to begin drawing on the facility was to file and have declared effective a registration statement under the Securities Act of 1933 to permit Kingsbridge to resell to the public any shares that we sell to it under this agreement. The registration statement became effective on March 31, 2000. The decision to draw on any funds and the timing and amount of any such draw are at our sole discretion, subject to specified conditions. Individual purchases must be at least 15 trading days apart and are limited to $10,000 to $1,000,000 depending on the then current average market price and daily trading volume for our common shares.

         The purchase price for the common shares is 86% to 90% of an average market price for the common shares. The actual percentage will depend on an average market price of the common shares. In addition, we

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 29, 2000

must pay Brean Murray & Co., Inc. a 3.5% commission in connection with these sales. We are not permitted to sell more than 19.9% of our outstanding common shares pursuant to this arrangement unless we first obtain shareholder approval under The Nasdaq SmallCap Market rules. In addition, the number of shares we sell to Kingsbridge, together with any shares then held by Kingsbridge, must not exceed 9.9% of the common shares that would be outstanding upon completion of the sale. No shares may be sold unless the average trading volume of our common shares on The Nasdaq SmallCap Market is at least 30,000 shares a day. This description does not constitute an offer of any securities for sale, and any such public offering will be made only by means of a prospectus. During the two-year term of the agreement, we are obligated to sell a minimum of $7,500,000 of our common shares to Kingsbridge or pay Kingsbridge the discount on the unsold shares.

In consideration for Kingsbridge's commitment under the Private Equity Line Agreement, we issued a warrant to Kingsbridge to purchase 200,000 common shares at an exercise price of $4.36 per share. The warrant is exercisable until September 3, 2005. The warrant contains provisions that protect the holder against dilution by adjustment of the exercise price and the number of shares issuable pursuant to the warrant if specified events occur.

         We have no loan commitments.

         Even if we receive additional capital, we might not be able to achieve the level of sales necessary to sustain our operations. We might not be able to obtain any funds on terms acceptable to us and at times required by us through sales of our products, sales of securities or loans in sufficient quantities. Our Independent Auditors' report in our Annual Report on Form 10-K for the fiscal year ended November 30, 1999 contains an explanatory paragraph relating to the uncertainty concerning our ability to continue as a going concern.

         These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary if we are unable to continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Marketable Securities consist of lower rated, fixed income securities, classified as available for sale, maturing approximately six months to one year from the date of acquisition and are stated at the fair market value.

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:


                                                 February 29, 2000          November 30, 1999
                                                 -----------------          -----------------

           Finished goods...................         $ 263,617                  $  107,820
           Work in process..................            81,692                      38,682
           Purchased components.............           636,363                     464,830
                                                   -----------                  ----------
                Sub-total...................           981,672                     611,332
           Less reserve for obsolete
              and excess inventory..........           (30,000)                 (     -   )
                                                   -----------                  ----------
                Total.......................        $  951,672                  $  611,332
                                                   ===========                  ==========

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 29, 2000

         Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $55,068 and $53,340 at February 29, 2000 and November 30, 1999, respectively.

         Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. Common shares issuable under stock options and warrants have been considered in the computation of the net loss per Common Share - diluted, but have not been included because such inclusion would be antidilutive. As of February 29, 2000 and February 28, 1999, we had outstanding 1,634,981 and 1,396,151, respectively, of warrants and options to purchase common shares.

         Reclassifications - Certain reclassifications have been made to the financial statements for 1999 to conform to the 2000 presentation.


4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:


                                                     February 29, 2000           November 30, 1999
                                                     -----------------           -----------------
         Professional Fees.......................         $  70,250                    $  88,250
         Accrued Incentive.......................            62,100                         -
         Accrued Sales Commissions...............            38,732                      133,863
         Accrued Insurance.......................            30,155                       20,082
         Accrued Warranty........................             7,700                       11,700
         Other...................................              -                          10,000
                                                           --------                    ---------
             Total...............................          $208,937                     $263,895
                                                           ========                    =========



5.       COMMITMENTS AND CONTINGENCIES

         We may become subject to products liability claims by patients or physicians, and may become a defendant in products liability or malpractice litigation. We have obtained products liability insurance and an umbrella policy. We might not be able to maintain such insurance or such insurance might not be sufficient to protect us against products liability.

6.       STOCK OPTIONS

         On February 16, 2000, our Board of Directors approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of common shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 295,000 shares, from 1,040,000 to 1,335,000 shares, subject to shareholder approval at the 2000 Annual Meeting of Shareholders.

         Effective February 16, 2000, we granted 10-year options under the 1997 Stock Option Plan to purchase 126,000 common shares to nine of our key employees (including officers) and one of our consultants at an exercise price of $2.88 per share (the closing sale price of the common shares as of the date of grant).

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 29, 2000


7.       SUBSEQUENT EVENTS

         As discussed in Note 2, on March 6, 2000, we entered into the Private Equity Line Agreement with Kingsbridge Capital Limited. Pursuant to the Equity Line Agreement we may issue and sell, from time to time, common shares for cash consideration up to an aggregate of $15 million.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 29, 2000

         Some of the statements in this report are forward-looking statements. These forward-looking statements include statements relating to our performance in this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, we may make forward-looking statements in future filings with the Securities and Exchange Commission and in written material, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief or current expectations of us or our officers, including statements preceded by, followed by or including forward-looking terminology such as "may," "will," "should," "believe," "expect," "anticipate," "estimate," "continue," "predict" or similar expressions, with respect to various matters.

         It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses and ability to continue as a going concern, our current dependence on the Cerebral Oximeter and SomaSensor, the challenges associated with developing new products, the uncertainty of acceptance of our products by the medical community, the lengthy sales cycle for our products, competition in our markets, our need for additional financing, our dependence on our distributors, and the other factors discussed under the caption "Risk Factors" and elsewhere in our Registration Statement on Form S-1 (file no. 333-33262) effective March 31, 2000 and elsewhere in this report.

         All forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise. In addition, please note that matters set forth under the caption "Risk Factors" in our registration statement constitute cautionary statements identifying important factors with respect to the forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

         We develop, manufacture and market the INVOS Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the adult brain. In June 1996, we received clearance from the FDA to market the Cerebral Oximeter and the related disposable SomaSensor in the United States. In October 1997, we obtained FDA clearance for new advances in our INVOS technology that are incorporated in our model 4100 Cerebral Oximeter. The model 4100 Cerebral Oximeter was introduced in October 1997 and we began shipping the model 4100 in the first quarter of fiscal 1998. During the third quarter of fiscal 1999, we introduced our new model 5100 pediatric Cerebral Oximeter at an international trade show, and began international shipments of the model 5100 in August 1999. During the third quarter of fiscal 1999, we also submitted our 510(k) application to the FDA for the model 5100 Cerebral Oximeter, and we are awaiting FDA clearance to market the model 5100 in the United States.

         During fiscal 1999 and the first quarter of fiscal 2000, our primary activities consisted of sales and marketing of the model 4100 Cerebral Oximeter and the related disposable SomaSensor. We had an accumulated deficit of $47,387,587 through February 29, 2000. We believe that our accumulated deficit will continue to increase for the foreseeable future.

         We derive our revenues from sales of Cerebral Oximeters and SomaSensors to our distributors and to hospitals in the United States through our direct sales employees. We recognize revenues when we ship our products to our distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                                FEBRUARY 29, 2000

longer for international sales. Our primary expenses, excluding the cost of our products, are selling, general and administrative and research, development and engineering, which we generally expense as incurred. During the third quarter of fiscal 1999, we offered to Baxter Limited in Japan to exchange model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters (which we scrap) and cash equal to the difference in sales prices of the two models, as a result of the Japanese Ministry of Health and Welfare approval in the first quarter of fiscal 1999 to market the model 4100 in Japan. Such sales reduce our average unit sales price and overall gross margin. Also, during fiscal 1998, we began a no-cap sales program whereby we ship the model 4100 Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase a minimum quantity of SomaSensors, on a monthly basis, at a premium for a stated period of time.

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999

         Our net revenues increased approximately $127,000, or 14%, from $910,739 in the three-month period ended February 28, 1999 to $1,037,615 in the three-month period ended February 29, 2000. The increase in net revenues is primarily attributable to an increase in United States sales of approximately $156,000, from approximately $430,000 in the first quarter of fiscal 1999 to approximately $586,000 in the first quarter of fiscal 2000. This increase is primarily due to increased purchases of the disposable SomaSensor.

The increase in net revenues was partially offset by

         - a decrease in international sales of approximately $29,000, from approximately $480,000 in the first quarter of fiscal 1999 to approximately $451,000 in the first quarter of fiscal 2000, and
         - a 10% decrease in the average selling price of Cerebral Oximeters primarily as a result of the exchange program with Baxter Limited in Japan.

         Effective January 1, 2000, we increased the retail price of both the Cerebral Oximeter and SomaSensor by 7%. This price increase does not apply to any existing sales quotations issued before January 1, 2000.

         Approximately 44% of our net revenues in the first quarter of fiscal 2000 were export sales, compared to approximately 53% of our net revenues in the first quarter of fiscal 1999. Sales of SomaSensors, model 4100 Cerebral Oximeters, model 4100 exchanges, and model 5100 Cerebral Oximeters as a percentage of net revenues were as follows:


                                                                     PERCENT OF NET REVENUE
                                                                    FIRST QUARTER OF FISCAL
              PRODUCT                                           1999                       1998
              -------                                     -----------------         -----------------
              SomaSensors........................                49%                        36%
              Model 4100 Cerebral Oximeters......                36%                        64%
              Model 4100 Exchanges...............                 8%                         0%
              Model 5100 Cerebral Oximeters......                 7%                         0%
                                                          -----------------         -----------------
                  Total..........................               100%                       100%
                                                          =================         =================


One international distributor accounted for approximately 21% of net revenues for the three months ended February 29, 2000, and one international distributor accounted for approximately 34% of net revenues for the three months ended February 28, 1999.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 29, 2000

         Gross margin as a percentage of net revenues was approximately 52% for the quarter ended February 29, 2000 and approximately 51% for the quarter ended February 28, 1999. Gross margin as a percentage of net revenues increased in the first quarter ended February 29, 2000 from the first quarter of fiscal 1999 primarily due to shipments of our new model SomaSensor in fiscal 2000, which is less costly to manufacture than the old model SomaSensors sold in the first quarter of fiscal 1999.

The increase was partially offset by

         - the higher percentage of our net revenues derived from the sale of SomaSensors in the first quarter of fiscal 2000, which still have lower margins than Cerebral Oximeters, and
         - the higher percentage of model 4100 exchanges in the first quarter of fiscal 2000.

         Our research, development and engineering expenses decreased approximately $39,000, or 28%, from $142,449 for the three months ended February 28, 1999 to $103,025 for the three months ended February 29, 2000. The decrease is primarily attributable to a $33,000 decrease in consulting fees associated with the termination of our consulting order with NeuroPhysics Corporation.

     Selling, general and administrative expenses decreased approximately $237,000, or 15%, from $1,598,856 for the three months ended February 28, 1999 to $1,361,756 for the three months ended February 29, 2000. The decrease in selling, general and administrative expense is primarily attributable to

         - a $276,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of a reduction in the number of employees, principally sales and marketing, since March 1, 1999 (from 49 employees as of February 28, 1999 to 41 employees as of February 29, 2000) and reduced sales commissions as a result of a new commission plan for fiscal 2000, and
         - a $31,000 decrease in travel and selling-related expenses, primarily as a result of our national sales meeting held in the first quarter of fiscal 1999.

These decreases were partially offset by

         -  a $40,000 increase in professional service fees, and
         - a $35,000 increase in clinical research expenses, primarily related to the pediatric Cerebral Oximeter.

         For the three-month period ended February 29, 2000, we realized a 25% decrease in our net loss over the same period in fiscal 1999. The decrease is primarily attributable to

         -  a 14% increase in net revenues, and
         -  a 16% decrease in operating expenses.

These changes were partially offset by decreased interest income.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 29, 2000


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the three-month period ended February 29, 2000 was approximately $1,245,000. Cash was used primarily to

         - fund our net loss, primarily selling, general and administrative expenses and research, development and engineering expenses, totaling approximately $805,000, net of depreciation and amortization expense,
         - increase inventories by approximately $340,000, primarily due to our newly-signed distribution agreement with Nellcor Puritan Bennett Export, Inc., a wholly-owned subsidiary of Mallinckrodt, Inc.,
         - decrease accounts payable by approximately $107,000, primarily because we paid previously delayed payments to vendors, and
         - decrease accrued liabilities by approximately $55,000 as a result of payments made in fiscal 2000.

These uses of cash were partially offset by

         - a decrease in accounts receivable of approximately $46,000, primarily because of lower first quarter 2000 sales than fourth quarter 1999 sales, and
         -  a decrease in prepaid expenses of approximately $15,000.

We expect our working capital requirements to increase if sales increase.

         As of February 29, 2000, we had working capital of $2,130,119, cash, cash equivalents and marketable securities of $986,427, total current liabilities of $600,392 and shareholder's equity of $2,787,815.

         We believe that the cash, cash equivalents and marketable securities on hand at February 29, 2000, together with the estimated net proceeds from the sales of 1,000,000 common shares over time to Kingsbridge Capital Limited pursuant to the Private Equity Line Agreement described below based on current market prices, will be adequate to satisfy our operating and capital requirements through April 2001. By that time we will be required to raise additional cash either through additional sales of our products, through sales of securities, by incurring indebtedness or by some combination of these alternatives. If we are unable to raise additional cash by that time, we will be required to reduce or discontinue our operations.

         The estimated length of time current cash, cash equivalents and marketable securities will sustain our operations is based on estimates and assumptions we have made. These estimates and assumptions are subject to change as a result of actual experience. Changes in the market price or trading volume of our common shares could reduce the proceeds we receive for selling those common shares under the Private Equity Line Agreement, decrease the number of shares we can sell in a particular period or both. Actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop product-line extensions of the Cerebral Oximeter for use on newborns, other non-brain tissue applications, and enhancements to the Cerebral Oximeter and SomaSensor, and for working capital might not be substantially greater than current estimates.

         We do not believe that product sales will be sufficient to fund our operations in fiscal 2000.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 29, 2000

         As of February 29, 2000, we had 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in our 1995 and 1996 Regulation S securities offerings. The conditions permitting us to redeem these warrants have not been met as of April 5, 2000. In addition, the placement agents and their transferees hold warrants to purchase 11,424 common shares exercisable at $12.50 per share until April 1, 2001, and 15,000 warrants exercisable at $14.40 per share until July 13, 2000. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 common shares exercisable at $4.80 per share until May 29, 2002. In addition, Kingsbridge Capital Limited received warrants to purchase 200,000 common shares exercisable at $4.36 per share until September 3, 2005 pursuant to the Private Equity Line Agreement. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the common shares.

         On March 6, 2000, we entered into the Private Equity Line Agreement with Kingsbridge Capital Limited, a private institutional investor. Pursuant to the Private Equity Line Agreement we may issue and sell, from time to time, common shares for cash consideration up to an aggregate of $15 million. As required by the Private Equity Line Agreement, we have filed a registration statement to permit Kingsbridge to resell to the public any shares that we sell to it pursuant to the Private Equity Line Agreement. Until March 31, 2002, we may sell, or "put," common shares to Kingsbridge from time to time in amounts and at times we select at our sole discretion, subject to specific restrictions set forth in the Private Equity Line Agreement. The price for these sales is between 86% and 90% of the then current average market price of our common shares. The actual percentage will depend on an average market price of our common shares. In addition, we must pay Brean Murray & Co., Inc. a 3.5% commission in connection with these sales. We must also pay additional expenses in connection with these sales. We are not permitted to sell more than 19.9% of our outstanding common shares pursuant to this arrangement unless we first obtain shareholder approval under The Nasdaq SmallCap Market rules.

         Puts can be made every 15 trading days in amounts ranging from a minimum of $10,000 to a maximum of $1,000,000. The amounts depend on the then current trading volume and average market price of our common shares at the time of each put. We are required to put at least $7,500,000 of our common shares to Kingsbridge over the life of the Private Equity Line Agreement or pay Kingsbridge the discount on the unsold shares. As of April 5, 2000, we have not issued any common shares under the Private Equity Line Agreement. Under the Private Equity Line Agreement, the average market price of our common shares for purposes of calculating the purchase price to be paid by Kingsbridge is the average of the lowest trade prices of the common shares as reported by Bloomberg L.P. on each of five days on which The Nasdaq SmallCap Market is open for trading. The five days are the two trading days before the day on which we deliver notice to Kingsbridge that we are exercising a put, the trading day on which we deliver the put notice, and the two trading days after the trading day on which we deliver the put notice.

         The Private Equity Line Agreement provides that we may not put our common shares to Kingsbridge unless the following conditions are satisfied or waived (none of which is within Kingsbridge's control):

         - the registration statement must have been declared effective by the SEC and must remain effective;
         - the representations and warranties made by us in the Private Equity Line Agreement must be accurate in all material respects as of the date of each put and as of the date of the closing of the sale. One of our representations is that since November 30, 1999 there has been no material adverse change in our business, operations, properties, prospects or financial condition, except as disclosed in the registration statement or specified periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934;

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 29, 2000

         - we must have performed and complied with in all material respects all obligations under the Private Equity Line Agreement, the warrant and the Registration Rights Agreement entered into between us and Kingsbridge in connection with the Private Equity Line Agreement that are required to be performed as of the date of each put and as of the date of the closing of the sale;
         - no statute, rule, regulation, executive order, decree, ruling or injunction may be in effect that prohibits or directly and adversely affects any of the transactions contemplated by the Private Equity Line Agreement;
         - our common shares must not have been delisted from The Nasdaq SmallCap Market nor suspended from trading;
         - the issuance of the common shares must not violate the shareholder approval requirements of The Nasdaq SmallCap Market;
         - the number of shares to be put to Kingsbridge, together with any shares then held by Kingsbridge, must not exceed 9.9% of our common shares that would be outstanding upon completion of the put; and
         - the average trading volume of our common shares for 26 of the 30 consecutive trading days immediately preceding a put must be at least 30,000 shares a day. The two highest and the two lowest trading volume days are excluded.

         In consideration for Kingsbridge's commitment under the Private Equity Line Agreement, we issued a warrant to Kingsbridge on March 6, 2000. The warrant entitles the holder to purchase 200,000 common shares at a purchase price of $4.36 per share. The warrant is exercisable at any time until September 3, 2005. The warrant contains standard provisions that protect the holder against dilution by adjustment of the exercise price and the number of shares issuable pursuant to the warrant if any of the following occurs:

         -  stock split

         -  reverse stock split,

         -  stock dividend,

         -  reclassification,

         -  merger,

         -  statutory share exchange,

         -  similar transactions affecting our common shares, or

         - specified issuances of common shares, convertible or exchangeable securities, options and warrants at less than the market price of the common shares, as defined in the Private Equity Line Agreement.

The warrant also provides for adjustments if we pay liquidating dividends. No adjustments are required for instruments or benefits issued under any of our stock option plans or in consideration or our acquisition of all or any part of the assets of another person. The exercise price of the warrant is payable either in cash or by a cashless exercise in which that number of common shares underlying the warrant having an aggregate fair market value at the time of exercise equal to the aggregate exercise price are cancelled as payment of the exercise price.

         We have no loan commitments.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 29, 2000

         Even if we receive additional capital, we might not be able able to achieve the level of sales necessary to sustain our operations. We might not be able to obtain any funds on terms acceptable to us and at times required by us through sales of our products, sales of securities or loans in sufficient quantities. Our Independent Auditors' report in our Annual Report on Form 10-K for the fiscal year ended November 30, 1999 contains an explanatory paragraph relating to an uncertainty concerning our ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The table below provides information about our financial instruments that are sensitive to changes in interest rates, consisting of investments in corporate bonds and other fixed income securities. For these financial instruments, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on current rates. The actual cash flows of all instruments are denominated in U.S. dollars. We invest our cash on hand not needed in current operations in fixed income securities generally maturing within one year from the date of acquisition.


                                FEBRUARY 29, 2000

                             EXPECTED MATURITY DATES

                                            2000       2001     2002      2003    2004    THEREAFTER      TOTAL      FAIR VALUE
                                            ----       ----     ----      ----    ----    ----------      -----      ----------
MARKETABLE SECURITIES:
 Short-term Debt:
    Variable Rate ($)..................  $1,000,006     -        -        -       -           -        $1,000,006    $   824,985
       Average interest rate...........        9.09%    N/A      N/A      N/A     N/A         N/A            9.09%

PART II OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

         The following securities of ours were sold by us during fiscal 2000 without being registered under the Securities Act:

                  1. On March 6, 2000, we entered into the Private Equity Line Agreement with Kingsbridge, pursuant to which we may issue and sell, from time to time, common shares for cash consideration up to an aggregate of $15 million. Pursuant to the requirements of the Private Equity Line Agreement, we have filed a registration statement under the Securities Act of 1933 in order to permit Kingsbridge to resell to the public any shares that we sell to it pursuant to the Private Equity Line Agreement. Beginning March 31, 2000 and continuing through March 31, 2002, we may, from time to time, at our sole discretion, and subject to specified restrictions set forth in the Private Equity Line Agreement, sell, or put, common shares to Kingsbridge at a price between 86% and 90% of the then current average market price of our common shares, as determined under the Private Equity Line Agreement. Puts can be made every 15 trading days in amounts ranging from a minimum of $10,000 to a maximum of $1,000,000, depending on the trading volume and the market price of our common shares at the time of each put. We are required to put at least $7,500,000 worth or our common shares to Kingsbridge over the life of the Private Equity Line Agreement or pay Kingsbridge the discount on the difference. To date, no common shares have been issued under the Private Equity Line Agreement. The common shares to be issued are expected to be issued in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act.

                  2. In connection with the Private Equity Line Agreement, on March 6, 2000, we issued to Kingsbridge a warrant to purchase 200,000 of our common shares at a price of $4.36 a share. The warrant is exercisable at any time between September 3, 2000 and September 3, 2005. The warrant contains provisions that protect against dilution by adjustment of the exercise price and the number of shares issuable under the warrant upon the occurrence of specified events, such as a merger, stock split, reverse stock split, stock dividend, recapitalization, or issuance of common shares, options, warrants or convertible or exchangeable securities at less than the then current market value of the common shares. The exercise price of the warrant is payable either in cash, or by a cashless exercise, in which that number of common shares underlying the warrant having a fair market value at the time of exercise equal to the aggregate exercise price are cancelled as payment of the exercise price. The warrant was not registered, but was issued in reliance upon the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Private Equity Line Agreement, dated as of March 6, 2000, between Somanetics Corporation and Kingsbridge Capital Limited, incorporated by reference to Exhibit
                           10.42 to the Company's Registration Statement on Form S-1 (file no. 333-33262) filed on March 24, 2000 and effective March 31, 2000.

                  10.2 Warrant, dated as of March 6, 2000, from Somanetics Corporation to Kingsbridge Capital Limited, incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (file no. 333-33262) filed on March 24, 2000 and effective March 31, 2000.

                  10.3 Registration Rights Agreement, dated as of March 6, 2000, between Somanetics Corporation and Kingsbridge Capital Limited, incorporated by reference to Exhibit
                           10.44 to the Company's Registration Statement on Form S-1 (file no. 333-33262) filed on March 24, 2000 and effective March 31, 2000.

                  27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by us during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Somanetics Corporation
                                           ----------------------
                                           (Registrant)




Date:    April 11, 2000                     By:/s/ Bruce J. Barrett
         ------------------                   -----------------------
                                           Bruce J. Barrett
                                           President and Chief Executive Officer
                                           (Duly Authorized and Principal
                                           Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT                             DESCRIPTION
-------                             -----------

10.1 Private Equity Line Agreement, dated as of March 6, 2000, between Somanetics Corporation and Kingsbridge Capital Limited, incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 (file no. 333-33262) filed on March 24, 2000 and effective March 31, 2000.
10.2 Warrant, dated as of March 6, 2000, from Somanetics Corporation to Kingsbridge Capital Limited, incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (file no. 333-33262) filed on March 24, 2000 and effective March 31, 2000.
10.3 Registration Rights Agreement, dated as of march 6, 2000, between Somanetics Corporation and Kingsbridge capital Limited, incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form S-1 (file no. 333-33262) filed on March 24, 2000 and effective March 31, 2000.
27.1              Financial Data Schedule.