Form 10-Q
period 2000-05-31
SOMANETICS CORP
filed 2000-06-15
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended MAY 31, 2000

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period from                    to
                                          --------------------   --------------

                         Commission file number 0-19095

                             SOMANETICS CORPORATION

             (Exact name of registrant as specified in its charter)


                       MICHIGAN                                             38-2394784
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

                   Yes         X                No
                        -------------------        ---------------------

         Number of common shares outstanding at June 15, 2000: 6,350,876

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION



                                 BALANCE SHEETS




ASSETS                                                                               May 31,                  November 30,
CURRENT ASSETS:                                                                       2000                       1999
                                                                                  --------------            --------------
                                                                                   (Unaudited)                 (Audited)
    Cash and cash equivalents..........................................           $     206,077             $   1,423,423
    Marketable securities..............................................                 552,388                   833,736
    Accounts receivable, net of allowance for doubtful accounts of approximately $0 and $0 at May 31, 2000 and
       November 30, 1999, respectively.................................               1,048,379                   764,153
    Inventory, net.....................................................                 896,375                   611,332
    Prepaid expenses...................................................                  56,603                    89,702
                                                                                  -------------             -------------
       Total current assets............................................               2,759,822                 3,722,346
                                                                                  -------------             -------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment............................................               1,462,215                 1,397,214
    Furniture and fixtures.............................................                 183,497                   183,497
    Leasehold improvements.............................................                 165,642                   165,642
                                                                                  -------------             -------------
       Total...........................................................               1,811,354                 1,746,353
    Less accumulated depreciation and amortization.....................              (1,244,735)               (1,097,695)
                                                                                  -------------             -------------
       Net property and equipment......................................                 566,619                   648,658
                                                                                  -------------             -------------
OTHER ASSETS:
    Patents and trademarks, net........................................                  54,937                    58,393
    Other..............................................................                  15,000                    15,000
                                                                                  -------------             -------------
       Total other assets..............................................                  69,937                    73,393
                                                                                  -------------             -------------
TOTAL ASSETS...........................................................           $   3,396,378             $   4,444,397
                                                                                  =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................           $     445,071             $     498,008
    Accrued liabilities................................................                 194,355                   263,895
                                                                                  -------------             -------------
       Total current liabilities.......................................                 639,426                   761,903
                                                                                  -------------             -------------
COMMITMENTS AND CONTINGENCIES..........................................                       -                         -
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................                       -                         -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 6,350,876 shares at May 31, 2000
       and 6,035,597 shares at November 30, 1999.......................                  63,509                    60,356
    Additional paid-in capital.........................................              51,147,968                50,290,067
    Accumulated unrealized losses on investments.......................                (144,053)                 (166,270)
    Accumulated deficit................................................             (48,310,472)              (46,501,659)
                                                                                  -------------             -------------
       Total shareholders' equity......................................               2,756,952                 3,682,494
                                                                                  -------------             -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................           $   3,396,378             $   4,444,397
                                                                                  =============             =============



                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                               Three Months                     Six Months
                                                               Ended May 31,                   Ended May 31,
                                                     -------------------------------    -------------------------------
                                                          2000             1999             2000              1999
                                                     -------------     -------------    -------------     -------------

   NET REVENUES................................      $   1,430,066     $   1,041,479    $   2,467,680     $   1,952,217
   COST OF SALES...............................            718,469           518,859        1,211,827           965,947
                                                     -------------     -------------    -------------     -------------
   GROSS MARGIN................................            711,597           522,620        1,255,853           986,270
                                                     -------------     -------------    -------------     -------------

   OPERATING EXPENSES:
      Research, development and engineering....            112,501           144,033          215,526           286,482
      Selling, general and administrative......          1,547,006         1,724,375        2,907,927         3,323,231
                                                     -------------     -------------    -------------     -------------
          Total operating expenses.............          1,659,507         1,868,408        3,123,453         3,609,713
                                                     -------------     -------------    -------------     -------------

   OPERATING LOSS..............................           (947,910)       (1,345,788)      (1,867,600)       (2,623,443)
                                                     -------------     -------------    -------------     -------------


   OTHER INCOME:
      Interest income..........................             25,025            80,201           58,786           173,528
                                                     -------------     -------------    -------------     -------------
          Total other income...................             25,025            80,201           58,786           173,528
                                                     -------------     -------------    -------------     -------------
   NET LOSS....................................      $    (922,885)    $  (1,265,587)   $  (1,808,814)    $  (2,449,915)
                                                     -------------     -------------    -------------     -------------


   NET LOSS PER COMMON SHARE -
       BASIC AND DILUTED.......................      $       (0.15)    $       (0.21)   $       (0.30)    $       (0.41)
                                                     -------------     -------------    -------------     -------------


   WEIGHTED AVERAGE SHARES
       OUTSTANDING.............................          6,158,429         6,035,597        6,097,349         6,035,597
                                                     =============     =============    =============     =============







                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    For the Six Month
                                                                                  Periods Ended May 31,
                                                                           ---------------------------------
                                                                                2000               1999
                                                                           --------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................................             $  (1,808,814)      $ (2,449,915)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization...........................                   164,684            141,971
      Changes in assets and liabilities:
          Accounts receivable (increase)......................                  (284,226)          (204,148)
          Inventory (increase) decrease.......................                  (285,043)            56,790
          Prepaid expenses (increase) decrease................                    33,099            (17,290)
          Accounts payable increase (decrease)................                   (52,937)             6,607
          Accrued liabilities (decrease)......................                   (69,540)           (70,006)
                                                                            ------------       ------------
            Net cash (used in) operations.....................                (2,302,777)        (2,535,991)
                                                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities.................                   303,565          1,608,595
  Acquisition of property and equipment (net).................                   (79,188)          (120,264)
                                                                            ------------       ------------
            Net cash provided by investing activities.........                   224,377          1,488,331
                                                                            ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares.....................                   861,054                  -
                                                                            ------------       ------------
            Net cash provided by financing activities.........                   861,054                  -
                                                                            ------------       ------------

NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS.................................................                (1,217,346)        (1,047,660)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD  .................................................                 1,423,423          1,976,829
                                                                            ------------       ------------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD...................................................              $    206,077       $    929,169
                                                                            ============       ============




                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2000



1.       ORGANIZATION AND OPERATIONS

         We are a Michigan corporation that was formed in January 1982. We develop, manufacture and market the INVOS(R) Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the adult brain. The Cerebral Oximeter is based on our proprietary In Vivo Optical Spectroscopy, or INVOS, technology. INVOS analyzes various characteristics of human blood and tissue by measuring and analyzing low-intensity visible and near infrared light transmitted into portions of the body. We are also developing the CORrestore(TM) patch, which is intended for use in heart surgeries called surgical anterior ventricular restoration, or SAVR. See Note 7. We have incurred research, product development and other expenses involved in designing, developing, marketing and selling our products, as well as devoting efforts to raising capital.


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

         The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments are of a normal recurring nature, except those not material to our financial condition or results of operations. Our operating results for the six-month period ended May 31, 2000, do not necessarily indicate the results that you should expect for the year ending November 30, 2000, although we expect to continue to incur operating losses for the foreseeable future. You should read the unaudited interim financial statements together with the financial statements and related footnotes for the year ended November 30, 1999 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

         On April 13, 2000, we completed the sale of 167,131 common shares to Kingsbridge Capital Limited, pursuant to the Private Equity Line Agreement, at a price of $3.59 per share, for gross proceeds of $600,000, and on May 11, 2000, we completed the sale of 148,148 common shares to Kingsbridge Capital Limited, at a price of $2.70, for gross proceeds of $400,000. Our net proceeds, after deducting the commissions and estimated expenses of the offerings, were approximately $861,000.

         We have incurred an accumulated deficit of $48,310,472 through May 31, 2000. We had working capital of $2,120,396, cash, cash equivalents, and marketable securities of $758,465, total current liabilities of $639,426 and shareholders' equity of $2,756,952 as of May 31, 2000.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2000


         The net proceeds from our public offering of common shares in April 1998 and our sales of common shares to Kingsbridge Capital Limited in April 2000 and May 2000 were more than sufficient to fund our working capital requirements for the six months ended May 31, 2000.


         We believe that the cash, cash equivalents, and marketable securities on hand at May 31, 2000, together with the estimated net proceeds from sales of the remaining 684,721 common shares over time to Kingsbridge Capital Limited pursuant to the Private Equity Line Agreement described below based on current market prices, will be adequate to satisfy our operating and capital requirements through December 2000. By that time we will be required to raise additional cash either through additional sales of our products, through sales of securities, by incurring indebtedness or by some combination of these alternatives. If we are unable to raise additional cash by that time, we will be required to reduce or discontinue our operations.

         The estimated length of time current cash, cash equivalents, and marketable securities will sustain our operations is based on estimates and assumptions we have made. These estimates and assumptions are subject to change as a result of actual experience. Changes in the market price or trading volume of our common shares could reduce the proceeds we receive for selling those common shares under the Private Equity Line Agreement, decrease the number of shares we can sell in a particular period or both. Actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop and test the CORrestore patch, to develop product-line extensions of the Cerebral Oximeter for use on newborns, other non-brain tissue applications, and enhancements to the Cerebral Oximeter and SomaSensor, and for working capital might be substantially greater than current estimates.

         We do not believe that product sales will be sufficient to fund our operations in fiscal 2000.

         As of May 31, 2000, we had 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in our 1995 and 1996 Regulation S securities offerings. The conditions permitting us to redeem these warrants have not been met as of June 9, 2000. In addition, the placement agents and their transferees hold warrants to purchase 11,424 common shares exercisable at $12.50 per share until April 1, 2001, and 15,000 warrants exercisable at $14.40 per share until July 13, 2000. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 common shares exercisable at $4.80 per share until May 29, 2002. In addition, Kingsbridge Capital Limited received warrants to purchase 200,000 common shares exercisable at $4.36 per share until September 3, 2005 pursuant to the Private Equity Line Agreement. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the common shares. Also, CORrestore, LLC and its agent, Wolfe & Company, received warrants to purchase 400,000 common shares exercisable at $3.00 per share until June 2, 2005 pursuant to the CORrestore license agreement, and, subject to shareholder approval, when specified events occur we agreed to issue them five-year warrants to purchase an additional 2,100,000 common shares exercisable at $3.00 per share pursuant to the CORrestore license agreement.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2000

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

         We have no loan commitments.

         Even if we receive additional capital, we might not be able to achieve the level of sales necessary to sustain our operations, and, currently, the costs of developing and testing the CORrestore patch are expected to increase our expenses without increasing our revenues. We might not be able to obtain any funds on terms acceptable to us and at times required by us through sales of our products, sales of securities or loans in sufficient quantities. Our Independent Auditors' report in our Annual Report on Form 10-K for the fiscal year ended November 30, 1999 contains an explanatory paragraph relating to the uncertainty concerning our ability to continue as a going concern.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2000

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:



                                                 May 31, 2000               November 30, 1999
                                                 ------------               -----------------
           Finished goods...................        $  190,852                  $  107,820
           Work in process..................            72,629                      38,682
           Purchased components.............           632,894                     464,830
                                                    ----------                  ----------
                Sub-total...................           896,375                     611,332
           Less reserve for obsolete
              and excess inventory..........        (    -    )                (     -    )
                                                    ----------                  ----------
                Total.......................        $  896,375                  $  611,332
                                                    ==========                  ==========


         Patents and Trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. Accumulated amortization was $56,796 and $53,340 at May 31, 2000 and November 30, 1999, respectively.

         Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. Common shares issuable under stock options and warrants have been considered in the computation of the net loss per Common Share - diluted, but have not been included because such inclusion would be antidilutive. As of May 31, 2000 and May 31, 1999, we had outstanding 1,944,981 and 1,612,851, respectively, of warrants and options to purchase common shares.

         Reclassifications - Certain reclassifications have been made to the financial statements for 1999 to conform to the 2000 presentation.


4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                        May 31, 2000             November 30, 1999
                                                        ------------             -----------------

         Professional Fees.......................         $  35,025                    $  88,250
         Accrued Incentive.......................            95,525                       -
         Accrued Sales Commissions...............            45,121                      133,863
         Accrued Insurance.......................            12,234                       20,082
         Accrued Warranty........................             6,450                       11,700
         Other...................................                 -                       10,000
                                                          ---------                    ---------
             Total...............................          $194,355                     $263,895
                                                          =========                    =========



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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2000

6.       STOCK OPTIONS

         On February 16, 2000, our Board of Directors approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of common shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 295,000 shares, from 1,040,000 to 1,335,000 shares, subject to shareholder approval at the 2000 Annual Meeting of Shareholders. Our shareholders approved the amendment at the 2000 Annual Meeting of Shareholders on April 18, 2000.

         Effective February 16, 2000, we granted 10-year options under the 1997 Stock Option Plan to purchase 126,000 common shares to nine of our key employees (including officers) and one of our consultants at an exercise price of $2.88 per share (the closing sale price of the common shares as of the date of grant). Effective April 18, 2000, we granted to five of our directors, who are not officers or employees, 10-year options under the 1997 Stock Option Plan to purchase an aggregate of 10,000 common shares at an exercise price of $3.375 per share (the closing sale price of the common shares as of the date of grant). Effective May 31, 2000, we granted to one of our directors 10-year options under the 1997 Stock Option Plan to purchase an aggregate of 100,000 common shares, 50,000 at an exercise price of $4.36 per share and 50,000 at an exercise price of $3.00 per share (more than the closing sale price of the common shares on the date of grant).

7.       SUBSEQUENT EVENTS

         We are developing the CORrestore patch, which is intended for use in heart surgeries called surgical anterior ventricular restoration, or SAVR. We entered into a license agreement as of June 2, 2000 with Drs. Buckberg and Athanasuleas and their company, CORrestore LLC. The license agreement grants us exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CORrestore patch and related products and accessories for SAVR, subject to the terms and conditions of the license agreement. Pursuant to the license agreement, Drs. Buckberg and Athanasuleas and CORrestore LLC have agreed to provide various consulting services to us. We have agreed to pay all of the expenses of such consultation, of clinical testing of the CORrestore patch and of the existing patent and future patent applications or registrations after the date of the license.

         In exchange for the license and consulting services, we agreed to the following compensation for CORrestore LLC and its agent, Wolfe & Company: (1) a royalty of 10% of our "net sales" of products subject to the license, (2) five-year warrants to purchase up to 400,000 common shares at $3.00 a share, exercisable to purchase 300,000 shares immediately and to purchase an additional 50,000 shares upon our receipt of clearance or approval from the FDA to market the CORrestore patch in the United States and another 50,000 shares upon our receipt of CE certification for the CORrestore patch, (3) additional five-year warrants to purchase up to 2,100,000 Common Shares at $3.00 a share, to be granted, subject to shareholder approval, when we receive clearance or approval from the FDA to market the CORrestore patch in the United States, exercisable based on our cumulative net sales of the CORrestore patch products, and (4) a consulting fee of $25,000 a year to each of Drs. Buckberg and Athanasuleas until we sell 1,000 CORrestore patches.

         Drs. Buckberg and Athanasuleas and CORrestore LLC also agreed to specified confidentiality, non-competition and non-solicitation provisions in the license agreement and we have agreed to specified confidentiality provisions in the license agreement. CORrestore and the Company may terminate the licenses upon the occurrence of various events described in the license agreement.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2000

We are currently working with Drs. Buckberg and Athanasuleas to design and execute the preliminary and definitive clinical tests necessary to obtain regulatory approvals for the CORrestore patch, including FDA clearance and CE certification. We currently believe that the CORrestore patch is eligible to seek 510(k) clearance to market the product in the United States. However, the FDA could require a PMA application, which would require significantly more time and expense. Assuming the FDA requires 510(k) clearance, we expect the process of development, testing, application, clearance and preparing to manufacture the product to take approximately two years and to cost us approximately $3,800,000. If PMA approval is required, the time and cost of testing, application and approval could be significantly greater. These expenditures will require us to raise additional capital.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2000

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

         It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses and ability to continue as a going concern, our current dependence on the Cerebral Oximeter and SomaSensor, the challenges associated with developing new products, the uncertainty of acceptance of our products by the medical community, the lengthy sales cycle for our products, competition in our markets, our need for additional financing, our dependence on our distributors, and the other factors discussed under the caption "Risk Factors" and elsewhere in our Registration Statement on Form S-1 (file no. 333-33262) effective March 31, 2000 and elsewhere in this report, including Part II, Item 5 of this report.

         All forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise. In addition, please note that matters set forth under the caption "Risk Factors" in our registration statement and in Part II, Item 5 of this report constitute cautionary statements identifying important factors with respect to the forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

         We develop, manufacture and market the INVOS Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the adult brain. We are also developing the CORrestore(TM) patch, which is intended for use in heart surgeries called surgical anterior ventricular restoration, or SAVR. In June 1996, we received clearance from the FDA to market the Cerebral Oximeter and the related disposable SomaSensor in the United States. In October 1997, we obtained FDA clearance for new advances in our INVOS technology that are incorporated in our model 4100 Cerebral Oximeter. The model 4100 Cerebral Oximeter was introduced in October 1997 and we began shipping the model 4100 in the first quarter of fiscal 1998. During the third quarter of fiscal 1999, we introduced our new model 5100 pediatric Cerebral Oximeter at an international trade show, and began international shipments of the model 5100 in August 1999. During the third quarter of fiscal 1999, we also submitted our 510(k) application to the FDA for the model 5100 Cerebral Oximeter. The FDA responded to our submission with questions which required more clinical study data. We have completed the clinical studies and are in the process of providing the data to the FDA. We will then await FDA clearance to market the model 5100 in the United States. In June 2000, we entered into a license agreement for the CORrestore patch, which requires testing and FDA clearance or approval before we can sell it in the United States.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2000

         During fiscal 1999 and the first two quarters of fiscal 2000, our primary activities consisted of sales and marketing of the model 4100 Cerebral Oximeter and the related disposable SomaSensor. We had an accumulated deficit of $48,310,472 through May 31, 2000. We believe that our accumulated deficit will continue to increase for the foreseeable future.

         We derive our revenues from sales of Cerebral Oximeters and SomaSensors to our distributors and to hospitals in the United States through our direct sales employees. We recognize revenues when we ship our products to our distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. Our primary expenses, excluding the cost of our products, are selling, general and administrative and research, development and engineering, which we generally expense as incurred. Beginning in the third quarter of fiscal 1999, we offered to Baxter Limited in Japan to exchange model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters (which we scrap) and cash equal to the difference in sales prices of the two models, as a result of the Japanese Ministry of Health and Welfare approval in the first quarter of fiscal 1999 to market the model 4100 in Japan. Such sales reduce our average unit sales price and overall gross margin. Also, during fiscal 1998, we began a no-cap sales program whereby we ship the model 4100 Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase a minimum quantity of SomaSensors, on a monthly basis, at a premium for a stated period of time.

THREE MONTHS ENDED MAY 31, 2000 COMPARED TO THREE MONTHS ENDED MAY 31, 1999

         Our net revenues increased approximately $389,000, or 37%, from $1,041,479 in the three-month period ended May 31, 1999 to $1,430,066 in the three-month period ended May 31, 2000. The increase in net revenues is primarily attributable to

         - an increase in international sales of approximately $334,000, from approximately $435,000 in the second quarter of fiscal 1999 to approximately $769,000 in the second quarter of fiscal 2000, primarily due to the initial stocking order for model 4100 and model 5100 Cerebral Oximeters and SomaSensors, by Nellcor Puritan Bennett Export, Inc., and
         - an increase in United States sales of approximately $55,000, from approximately $606,000 in the second quarter of fiscal 1999 to approximately $661,000 in the second quarter of fiscal 2000, primarily due to increased purchases of the disposable SomaSensor.

The increase in net revenues was partially offset by

         - a 23% decrease in the average selling price of Cerebral Oximeters primarily as a result of the initial stocking purchase by Nellcor Puritan Bennett Export, Inc., at lower per unit prices, for use as demonstration equipment by its sales personnel, and a change in the sales mix in the United States between direct purchases of the model 4100 and no-cap placements of the model 4100, and
         - a 19% decrease in the average selling price of SomaSensors primarily as a result of the initial stocking purchase by Nellcor Puritan Bennett Export, Inc., at lower per unit prices, for use as demonstration equipment by its sales personnel.

         Effective January 1, 2000, we increased the retail price of both the Cerebral Oximeter and SomaSensor by 7%. This price increase does not apply to any existing sales quotations issued before January 1, 2000.

         Approximately 54% of our net revenues in the second quarter of fiscal 2000 were export sales, compared to approximately 42% of our net revenues in the second quarter of fiscal 1999. Sales of SomaSensors, model 4100 Cerebral Oximeters, and model 5100 Cerebral Oximeters as a percentage of net revenues were as follows:

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2000

                                                                     PERCENT OF NET REVENUE
                                                                    SECOND QUARTER OF FISCAL
              PRODUCT                                          2000                      1999
              -------                                     --------------            --------------


              SomaSensors........................                46%                      42%
              Model 4100 Cerebral Oximeters......                30%                      58%
              Model 5100 Cerebral Oximeters......                24%                       0%
                                                          --------------            --------------
                  Total..........................               100%                     100%
                                                          ==============            ==============



Two international distributors accounted for approximately 33% and 13%, respectively, of net revenues for the three months ended May 31, 2000, and two international distributors accounted for approximately 19% and 14% of net revenues for the three months ended May 31, 1999.

         Gross margin as a percentage of net revenues was approximately 50% for the quarter ended May 31, 2000 and approximately 50% for the quarter ended May 31, 1999. Although we realized a lower average selling price for Cerebral Oximeters and SomaSensors in the second quarter of fiscal 2000, gross margin as a percentage of net revenues remained relatively constant primarily due to shipments of our new model SomaSensor in fiscal 2000, which is less costly to manufacture than the old model SomaSensors sold in the second quarter of fiscal 1999.

         Our research, development and engineering expenses decreased approximately $32,000, or 22%, from $144,033 for the three months ended May 31, 1999 to $112,501 for the three months ended May 31, 2000. The decrease is primarily attributable to an approximately $42,000 decrease in consulting fees associated with the termination of our consulting order with NeuroPhysics Corporation. We expect our research, development and engineering expenses to increase significantly in connection with development and clinical testing of the CORrestore patch in fiscal 2000.

     Selling, general and administrative expenses decreased approximately $177,000, or 10%, from $1,724,375 for the three months ended May 31, 1999 to $1,547,006 for the three months ended May 31, 2000. The decrease in selling, general and administrative expense is primarily attributable to

         - a $197,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of a reduction in the number of employees, principally sales and marketing, since June 1, 1999 (from an average of 47 employees for the quarter ended May 31, 1999 to an average of 42 employees for the quarter ended May 31, 2000) and reduced sales commissions, and
         - a $77,000 decrease in professional service fees primarily as a result of decreased business consulting fees during the second quarter of fiscal 2000.

These decreases were partially offset by

         - a $55,000 realized loss on the sale of marketable securities in the second quarter of fiscal 2000, and
         - a $44,000 increase in travel and selling-related expenses, primarily related to trade shows and conferences for the Cerebral Oximeter.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2000

         For the three-month period ended May 31, 2000, we realized a 27% decrease in our net loss over the same period in fiscal 1999. The decrease is primarily attributable to

         -  a 37% increase in net revenues, and
         -  a 11% decrease in operating expenses.

These changes were partially offset by decreased interest income.


SIX MONTHS ENDED MAY 31, 2000 COMPARED TO SIX MONTHS ENDED MAY 31, 1999

         Our net revenues increased approximately $515,000, or 26%, from $1,952,217 in the six-month period ended May 31, 1999 to $2,467,680 in the six-month period ended May 31, 2000. The increase in net revenues is primarily attributable to

         - an increase in international sales of approximately $305,000, from approximately $915,000 in the first two quarters of fiscal 1999 to approximately $1,220,000 in the first two quarters of fiscal 2000, primarily due to the initial stocking order for model 4100 and model 5100 Cerebral Oximeters and SomaSensors, by Nellcor Puritan Bennett Export, Inc., and
         - an increase in United States sales of approximately $210,000, from approximately $1,037,000 in the first two quarters of fiscal 1999 to approximately $1,247,000 in the first two quarters of fiscal 2000, primarily due to increased purchases of the disposable SomaSensor.

The increase in net revenues was partially offset by

         - a 18% decrease in the average selling price of Cerebral Oximeters primarily as a result of the initial stocking purchase by Nellcor Puritan Bennett Export, Inc., at lower per unit prices, for use as demonstration equipment by its sales personnel, and a change in the sales mix in the United States between direct purchases of the model 4100 and no-cap placements of the model 4100, and
         - a 13% decrease in the average selling price of SomaSensors primarily as a result of the initial stocking purchase by Nellcor Puritan Bennett Export, Inc., at lower per unit prices, for use as demonstration equipment by its sales personnel.

         Effective January 1, 2000, we increased the retail price of both the Cerebral Oximeter and SomaSensor by 7%. This price increase does not apply to any existing sales quotations issued before January 1, 2000.

         Approximately 49% of our net revenues in the first two quarters of fiscal 2000 were export sales, compared to approximately 47% of our net revenues in the first two quarters of fiscal 1999. Sales of SomaSensors, model 4100 Cerebral Oximeters, model 4100 exchanges, and model 5100 Cerebral Oximeters as a percentage of net revenues were as follows:

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2000


                                                                     PERCENT OF NET REVENUE
                                                                  FIRST TWO QUARTERS OF FISCAL
              PRODUCT                                           2000                       1999
              -------                                     -----------------         -----------------

              SomaSensors........................                47%                        39%
              Model 4100 Cerebral Oximeters......                33%                        61%
              Model 5100 Cerebral Oximeters......                17%                         0%
              Model 4100 Exchanges...............                 3%                         0%
                                                          -----------------         -----------------
                  Total..........................               100%                       100%
                                                          =================         =================



Two international distributors accounted for approximately 19% and 17%, respectively, of net revenues for the six months ended May 31, 2000, and one international distributor accounted for approximately 26% of net revenues for the six months ended May 31, 1999.

         Gross margin as a percentage of net revenues was approximately 51% for the six months ended May 31, 2000 and approximately 51% for the six months ended May 31, 1999. Although we realized a lower average selling price for Cerebral Oximeters and SomaSensors in the first six months of fiscal 2000, gross margin as a percentage of net revenues remained relatively constant primarily due to shipments of our new model SomaSensor in fiscal 2000, which is less costly to manufacture than the old model SomaSensors sold in the first six months of fiscal 1999.

         Our research, development and engineering expenses decreased approximately $71,000, or 25%, from $286,482 for the six months ended May 31, 1999 to $215,526 for the six months ended May 31, 2000. The decrease is primarily attributable to an approximately $75,000 decrease in consulting fees associated with the termination of our consulting order with NeuroPhysics Corporation.

     Selling, general and administrative expenses decreased approximately $415,000, or 12%, from $3,323,231 for the six months ended May 31, 1999 to $2,907,927 for the six months ended May 31, 2000. The decrease in selling, general and administrative expense is primarily attributable to

         - a $474,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of a reduction in the number of employees, principally sales and marketing, since June 1, 1999 (from an average of 48 employees for the six months ended May 31, 1999 to an average of 42 employees for the six months ended May 31, 2000) and reduced sales commissions, and
         - a $37,000 decrease in professional service fees primarily as a result of decreased business consulting fees during the first six months of fiscal 2000.

These decreases were partially offset by

         - a $55,000 realized loss on the sale of marketable securities in the second quarter of fiscal 2000, and
         - a $43,000 increase in clinical research expenses, primarily related to the pediatric Cerebral Oximeter.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2000

         For the six-month period ended May 31, 2000, we realized a 26% decrease in our net loss over the same period in fiscal 1999. The decrease is primarily attributable to

         -  a 26% increase in net revenues, and
         -  a 13% decrease in operating expenses.

These changes were partially offset by decreased interest income.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the six-month period ended May 31, 2000 was approximately $2,303,000. Cash was used primarily to

         - fund our net loss, primarily selling, general and administrative expenses and research, development and engineering expenses, totaling approximately $1,644,000, net of depreciation and amortization expense,
         - increase inventories by approximately $285,000, primarily due to our signed distribution agreement with Nellcor Puritan Bennett Export, Inc., a wholly-owned subsidiary of Mallinckrodt, Inc.,
         - increase accounts receivable by approximately $284,000, primarily due to the initial stocking purchase by Nellcor Puritan Bennett Export, Inc. during the second quarter of fiscal 2000,
         - decrease accrued liabilities by approximately $70,000 as a result of payments made in fiscal 2000, and
         - decrease accounts payable by approximately $53,000 as a result of payments made in fiscal 2000.

These uses of cash were partially offset by a decrease in prepaid expenses of approximately $33,000.

We expect our working capital requirements to increase if sales increase. Capital expenditures in the first six months of fiscal 2000 were approximately $79,000. These expenditures were primarily approximately $72,000 for model 4100 demonstration units and no-cap units. We disposed of approximately $30,000 in obsolete inventory during the first six months of fiscal 2000; these assets were fully reserved and had no book value.

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

         Puts can be made every 15 trading days in amounts ranging from a minimum of $10,000 to a maximum of $1,000,000. The amounts depend on the then current trading volume and average market price of our common shares at the time of each put. We are required to put at least $7,500,000 of our common shares to Kingsbridge over the life of the Private Equity Line Agreement or pay Kingsbridge the discount on the unsold shares. As of

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2000

June 9, 2000, we have issued 315,279 common shares under the Private Equity Line Agreement. Under the Private Equity Line Agreement, the average market price of our common shares for purposes of calculating the purchase price to be paid by Kingsbridge is the average of the lowest trade prices of the common shares as reported by Bloomberg L.P. on each of five days on which The Nasdaq SmallCap Market is open for trading. The five days are the two trading days before the day on which we deliver notice to Kingsbridge that we are exercising a put, the trading day on which we deliver the put notice, and the two trading days after the trading day on which we deliver the put notice.

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

                                  MAY 31, 2000

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

         On April 13, 2000, we completed the sale of 167,131 common shares to Kingsbridge Capital Limited, pursuant to the Private Equity Line Agreement, at a price of $3.59 per share, for gross proceeds of $600,000, and on May 11, 2000, we completed the sale of 148,148 common shares to Kingsbridge Capital Limited, at a price of $2.70, for gross proceeds of $400,000. Our net proceeds, after deducting the commissions and the estimated expenses of the offerings, were approximately $861,000.

         As of May 31, 2000, we had working capital of $2,120,396, cash, cash equivalents and marketable securities of $758,465, total current liabilities of $639,426 and shareholder's equity of $2,756,952.

         We believe that the cash, cash equivalents and marketable securities on hand at May 31, 2000, together with the estimated net proceeds from the sales of the remaining 684,721 common shares over time to Kingsbridge Capital Limited pursuant to the Private Equity Line Agreement described above based on current market prices, will be adequate to satisfy our operating and capital requirements through December 2000. By that time we will be required to raise additional cash either through additional sales of our products, through sales of securities, by incurring indebtedness or by some combination of these alternatives. If we are unable to raise additional cash by that time, we will be required to reduce or discontinue our operations.

         The estimated length of time current cash, cash equivalents and marketable securities will sustain our operations is based on estimates and assumptions we have made. These estimates and assumptions are subject to change as a result of actual experience. Changes in the market price or trading volume of our common shares could reduce the proceeds we receive for selling those common shares under the Private Equity Line Agreement, decrease the number of shares we can sell in a particular period or both. Actual capital requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop and test the CORrestore patch, to develop product-line extensions of the Cerebral Oximeter for use on newborns, other non-brain tissue applications, and enhancements to

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2000

the Cerebral Oximeter and SomaSensor, and for working capital might be substantially greater than current estimates.

         We do not believe that product sales will be sufficient to fund our operations in fiscal 2000.

         As of May 31, 2000, we had 60,400 redeemable warrants outstanding, exercisable at $20.00 per share until July 13, 2000, and 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in our 1995 and 1996 Regulation S securities offerings. The conditions permitting us to redeem these warrants have not been met as of June 9, 2000. In addition, the placement agents and their transferees hold warrants to purchase 11,424 common shares exercisable at $12.50 per share until April 1, 2001, and 15,000 warrants exercisable at $14.40 per share until July 13, 2000. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 common shares exercisable at $4.80 per share until May 29, 2002. In addition, Kingsbridge Capital Limited received warrants to purchase 200,000 common shares exercisable at $4.36 per share until September 3, 2005 pursuant to the Private Equity Line Agreement. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the common shares. Also, CORrestore, LLC and its agent, Wolfe & Company, received warrants to purchase 400,000 common shares exercisable at $3.00 per share until June 2, 2005 pursuant to the CORrestore license agreement, and, subject to shareholder approval, when specified events occur we agreed to issue them five-year warrants to purchase an additional 2,100,000 common shares exercisable at $3.00 per share pursuant to the CORrestore license agreement.

         We are also a party to the Private Equity Line Agreement described above. We may sell up to an aggregate of $14,000,000 more of our common shares under the Private Equity Line Agreement. However, we must obtain shareholder approval and register under the Securities Act of 1933 any common shares we sell pursuant to the Private Equity Line Agreement beyond the remaining 684,721 already registered common shares.

         We have no loan commitments.

         Even if we receive additional capital, we might not be able able to achieve the level of sales necessary to sustain our operations, and, currently, the costs of developing and testing the CORrestore patch are expected to increase our expenses without increasing our revenues. We might not be able to obtain any funds on terms acceptable to us and at times required by us through sales of our products, sales of securities or loans in sufficient quantities. Our Independent Auditors' report in our Annual Report on Form 10-K for the fiscal year ended November 30, 1999 contains an explanatory paragraph relating to an uncertainty concerning our ability to continue as a going concern.

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




                                  MAY 31, 2000

                             EXPECTED MATURITY DATES



                                        2000       2001      2002      2003      2004     THEREAFTER        TOTAL      FAIR VALUE
                                        ----       ----      ----      ----      ----     ----------        -----      ----------
MARKETABLE SECURITIES:
----------------------
 Short-term Debt:
    Variable Rate ($)..........     $696,441          -         -         -         -              -     $ 696,441      $  552,388
       Average interest rate...        10.31%       N/A       N/A       N/A       N/A            N/A         10.31%



     During the second quarter of fiscal 2000, we liquidated some of our investments in corporate bonds and other fixed income securities to provide cash to finance our operations. The average interest rate increased primarily because of a general increase in interest rates.

PART II OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

       The following securities of ours were sold by us during the second quarter of fiscal 2000 without being registered under the Securities Act:

1. Pursuant to the Private Equity Line Agreement, on April 13, 2000, we issued and sold 167,131 common shares, par value $0.01 a share, to Kingsbridge Capital Limited for $3.59 a share. The purchase price paid by Kingsbridge was 88% of an average market price of the common shares. We paid $21,000 in commissions to Brean Murray & Co., Inc. in connection with this sale. The common shares were sold to Kingsbridge in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act. We have filed a registration statement under the Securities Act of 1933 to permit Kingsbridge to resell these shares to the public.

2. Pursuant to the Private Equity Line Agreement, on May 11, 2000, we issued and sold 148,148 common shares to Kingsbridge Capital Limited for $2.70 a share. The purchase price paid by Kingsbridge was 86% of an average market price of the common shares. We paid $14,000 in commissions to Brean Murray & Co., Inc. in connection with this sale. The common shares were sold to Kingsbridge in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act. We have filed a registration statement under the Securities Act of 1933 to permit Kingsbridge to resell these shares to the public.

3. In connection with our CORrestore license, on June 2, 2000, we issued to CORrestore, LLC and Wolfe & Company five-year warrants to purchase an aggregate of 400,000 of our common shares at a price of $3.00 a share. The warrants became exercisable to purchase 300,000 shares immediately and become exercisable to purchase an additional 50,000 shares when we receive clearance or approval from the FDA to market the CORrestore patch in the United States and another 50,000 shares when we receive CE certification for the CORrestore patch. The warrants expire when the license terminates, except that the vested portion of the warrants remain exercisable for an additional 90 days or, if termination is a result of specified breaches by us, for the remaining term of the warrants. The warrants contain provisions that protect against dilution by adjustment of the exercise price and the number of shares issuable under the warrants upon the occurrence of specified events, such as a merger, stock split, reverse stock split, stock dividend, or recapitalization. The warrants were not registered, but were issued in reliance upon the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act.

4. Pursuant to the CORrestore license agreement, we have also agreed, subject to shareholder approval, to grant CORrestore, LLC and Wolfe & Company additional five-year warrants to purchase an aggregate of 2,100,000 common shares at $3.00 a share, to be granted when we receive clearance or approval from the FDA to market the CORrestore patch in the United States. The warrants will become exercisable based on our cumulative net sales of the CORrestore patch products. All of the warrants become exercisable if our cumulative net sales of the CORrestore patch products are at least $80 million. The warrants expire when the license terminates, except that the vested portion of the warrant remains exercisable for an additional 90 days or, if termination is a result of specified breaches by us, for the remaining term of the warrants. The warrants are not registered, but are expected to be issued in reliance upon the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

       Our Annual Meeting of Shareholders was held on April 18, 2000. At the Annual Meeting, H. Raymond Wallace and Robert R. Henry were elected as Directors, and the terms of office of Bruce J. Barrett, Daniel S. Follis, Dr. James I. Ausman and A. Brean Murray as Directors continued after the meeting. 5,313,602 votes were cast for Mr. Wallace's election and 210,068 votes were withheld from Mr. Wallace's election, and 5,392,002 votes were cast for Mr. Henry's election and 131,668 votes were withheld from Mr. Henry's election. There were no abstentions or broker non-votes in connection with the election of the Directors at the Annual Meeting.

         In addition, at the Annual Meeting of Shareholders, the shareholders approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of common shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 295,000 shares, from 1,040,000 to 1,335,000 shares. 5,102,923 votes were cast in favor of this proposal, 360,912 votes were cast against this proposal, and 59,835 votes abstained on this proposal. There were no broker non-votes in connection with the amendment to the 1997 Stock Option plan at the Annual Meeting.

Item 5.  Other Information

THE CORRESTORE PATCH

         We are developing the CORrestore(TM) patch, which is intended for use in heart surgeries called surgical anterior ventricular restoration, or SAVR. During SAVR, the surgeon restores, or remodels, an enlarged, poor functioning left ventricle to more normal size and function by inserting an implant, in most instances, or closing the defect directly. We entered into a license agreement as of June 2, 2000 giving us exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CORrestore patch, subject to the terms and conditions of the license agreement. Our objective is to obtain regulatory clearance or approval to sell the CORrestore patch and other regulatory approvals necessary to market outside the United States and to have the patch used in SAVR surgeries. Our initial target market is SAVR surgeries on patients with dilated ischemic cardiomyopathy due to a previous myocardial infarction involving the anterior wall of the ventricle. Ischemic cardiomyopathy is a damaged heart muscle caused by the obstruction of the inflow of blood from the arteries, resulting in an enlarged ventricle. Myocardial infarction is the death of an area of the middle muscle layer in the heart wall.

MARKET OVERVIEW

         Congestive heart failure is when the heart is unable to pump enough blood the meet the circulation needs of the body. It is the number one cause of death for persons over age 65. Approximately 5,000,000 persons in the United States have been diagnosed with congestive heart failure, and each year an estimated 550,000 additional persons in the United States are diagnosed with this condition. An estimated 30% of those with congestive heart failure are in Class III or IV, based on the New York Heart Association classifications. These classifications divide patients into four classes based on how debilitating their condition is. Of these patients in Classes III and IV, only approximately 61% survive a year after they are diagnosed with congestive heart failure, and, for all classes, there is a 40% annualized rate of admission to the hospital for congestive heart failure.

         One of the many causes of congestive heart failure is dilated cardiomyopathy, which is generally a disease that damages the heart muscle, resulting in an enlarged ventricle. The left ventricle is the chamber of the heart that pumps the blood through the body. Most cases of congestive heart failure result from the failure of the left ventricle and the resulting backup of fluid in the lungs. As a result of dilated cardiomyopathy, the muscles in the ventricle become thinner and weaker, the ventricle becomes enlarged, and it is not able to pump blood through the body with enough force. Often the body reacts with short-term solutions that further damage the muscle. Drug therapies can be used to treat congestive heart failure, but they often only relieve symptoms or reduce the body's reactions to the problem with the pump.

         Ventricular remodeling is a surgical technique that can be used to treat some patients suffering from congestive heart failure. During SAVR, the surgeon restores, or remodels, an enlarged, poor functioning left ventricle to more normal size and function by inserting an implant, in most instances, or closing the defect directly. Dr. Gerald Buckberg and Dr. Constantine Athanasuleas and their company, CORrestore LLC, have developed and patented a patch for use in SAVR that they believe is easier to implant and provides a better seal against leaks at the perimeter than existing patches, which are formed by the surgeon during the surgery out of dacron or bovine pericardium tissue. These existing patches take time for the surgeon to form, can be difficult to insert, and frequently leak around the edges. One study of SAVR surgeries using existing dacron patches indicates a higher 12-month and 18-month survival rate and a lower hospital re-admission rate for patients undergoing SAVR.

         We believe that the trends in aging of the population and the demand to reduce health care costs, and the increased survival rate after initial heart problems, will increase the number of persons diagnosed with congestive heart failure and will increase the demand for procedures that can increase the survival rate and decrease the hospital re-admission rate for these patients. See "Market Overview."

BUSINESS STRATEGY

         Our objective is to obtain regulatory clearance or approval to sell the CORrestore patch and to have the patch used in SAVR surgeries. Key elements of our strategy are as follows:

         Obtain Regulatory Clearance or Approval for the CORrestore Patch. We are currently working with Drs. Buckberg and Athanasuleas to design and execute the preliminary and definitive clinical tests necessary to obtain regulatory approvals for the CORrestore patch, including FDA clearance and CE certification. We currently believe that the CORrestore patch is eligible to seek 510(k) clearance to market the product in the United States. We believe that we will have to file IDE applications with the FDA before beginning human clinical trials. However, the FDA could require a PMA application, which would require significantly more time and expense. We expect to discuss the regulatory requirements for the CORrestore patch with the FDA before filing an IDE application. Assuming the FDA requires 510(k) clearance and not PMA approval, we expect the process of development, testing, application, clearance and preparing to manufacture the product to take approximately two years and to cost us approximately $3,800,000. If PMA approval is required, the time and cost of development, testing, application, clearance and preparing to manufacture the product could be significantly greater. These expenditures will require us to raise additional capital.

         Target Surgical Procedures Where Benefits Have Been Demonstrated. Our initial target market is SAVR surgeries on Class III and IV congestive heart failure patients with dilated ischemic cardiomyopathy due to a previous myocardial infarction in the anterior wall of the left ventricle. Dilated ischemic cardiomyopathy is a damaged heart muscle caused by the obstruction of the inflow of blood from the arteries and resulting in an enlarged ventricle. Myocardial infarction is death of an area of the middle muscle layer in the heart wall. One study of SAVR surgeries on these patients, using patches that were formed by the surgeon during the surgery out of dacron, indicates a higher 12-month and 18-month survival rate and a lower hospital re-admission rate for patients undergoing SAVR. These existing patches take time for the surgeon to form, can be difficult to insert, and frequently leak around the edges. We believe it will be easier to demonstrate the clinical benefits of the CORrestore patch and potentially gain market acceptance for this product in connection with these surgeries.

         Demonstrate the Clinical Benefits and Promote Acceptance of the CORrestore Patch. We intend to sponsor clinical studies using the CORrestore patch to provide additional evidence of its benefits. The resulting publication of any favorable papers can be used to help convince the medical community of the clinical benefits of the CORrestore patch. We also expect to promote the acceptance of the CORrestore patch in the medical community by encouraging cardiac surgeons in leading hospitals, whose opinions and practices we believe are valued by other hospitals and physicians, to use the CORrestore patch. We believe that the successful evaluations of the CORrestore patch by these medical professionals will accelerate the acceptance of the CORrestore patch by other medical professionals. In addition, Drs. Buckberg and Athanasuleas have formed a group of cardiac surgeons and cardiologists to perform SAVR and cooperate in publishing the results. Each member of the group has also indicated that they will be a center for training surgeons in the SAVR procedure.

         Invest in Marketing and Sales Activities. Once the CORrestore patch may be marketed and sold in the United States, we expect to use our existing distribution network of direct sales employees to distribute the product in the United States. We expect to be dependent on international distributors for international sales of the CORrestore patch products. We also expect to invest in marketing and sales efforts to increase the medical community's exposure to the CORrestore patch, including participation in trade shows, conducting seminars and direct advertising. We expect to realize some synergies with our Cerebral Oximeter selling efforts because our sales personnel will be calling on some of the same persons to sell both products.

         Establish an Insurance Reimbursement Code for SAVR. We desire to obtain a reimbursement code for SAVR from private and government insurers. These codes permit medical insurance reimbursement for this procedure. We believe reimbursement would increase use of the procedure and the CORrestore patch. We might not be able to get a reimbursement code for SAVR, and sales of CORrestore patches could be harmed if we fail to obtain these codes.

PRODUCT

         We are developing the CORrestore patch for use in SAVR surgeries. During SAVR, the surgeon restores, or remodels, an enlarged, poor functioning left ventricle to more normal size and function by inserting an implant, in most instances, or closing the defect directly. SAVR is currently generally performed using a patch that is formed by the surgeon during the surgery out of dacron or bovine pericardium tissue. These existing patches take time for the surgeon to form, can be difficult to insert, and frequently leak around the edges.

         As a result of these problems, Drs. Buckberg and Athanasuleas developed a non-circular bovine pericardium, or cow heart-sac, tissue patch with an integrated soft dacron suture ring. It is intended to make SAVR easier for the surgeon and to provide a better seal on the edges of the patch to minimize leaking. Drs. Buckberg and Athanasuleas and their company, CORrestore LLC, filed for a patent with respect to their patch, which was issued in part in February 2000 and expires in May 2018. Other claims under the patent application are still pending. The claims allowed relate primarily to the product design of a soft suture ring integrated with a patch.

         We plan to offer kits containing the patches, needles, strips of pericardium, sizers, holders and sutures to hospitals performing SAVR. We currently expect the retail price of these kits to be $3,500 to $5,000, although we have done only preliminary market research regarding our proposed pricing. See "Competition." Prices to distributors will be significantly discounted from the retail price. Because of the requirements for sterility and pursuant to our license agreement, the patches and kits will be manufactured for us by one of six medical product manufacturers. We will be dependent on one of these entities to develop and conduct the in vitro and animal testing required for FDA clearance or approval of the CORrestore patch and to manufacture our entire requirements for the patches. We have already begun discussions with one of the potential manufacturers.

LICENSE AGREEMENT

         We entered into a license agreement as of June 2, 2000 with Drs. Buckberg and Athanasuleas and their company, CORrestore LLC. The license grants us exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CORrestore patch and related products and accessories for SAVR, subject to the terms and conditions of the license agreement. The license also grants us the right to use the names of Drs. Buckberg and Athanasuleas and CORrestore on patch products, as trademarks and in advertising, as long as they do not object to such use within 20 days after the proposed use is submitted to them. We also have specified rights to future developments relating to the patch products if we incorporate the developments in the patch products, begin testing them, receive clearances to market them and actually begin marketing them within specified time periods. Transfer and sublicensing of our licenses are restricted by the license agreement.

         Pursuant to the license agreement, CORrestore LLC has agreed to provide us with various consulting services for up to 10 days during each of our fiscal years during the term of the licenses. These services include the following relating to the CORrestore patch:

- assisting us in designing and executing the clinical tests necessary to demonstrate the safety and efficacy of the CORrestore patch or to obtain regulatory approvals;
- assisting us in preparing and defending applications for regulatory approvals and patent and other intellectual property applications;
-  training our personnel and customers in the use of the CORrestore patch;
-  providing ongoing technical and general consulting and advice;
-  assisting with product designs; and
- consulting with us in connection with regulatory applications, marketing efforts and efforts to obtain insurance reimbursement codes.

We have agreed to pay all of the expenses of such consultation, of clinical testing of the CORrestore patch and of the existing patent and future patent applications or registrations after the date of the license. We are dependent on Drs. Buckberg and Athanasuleas for further development of the CORrestore patch, training doctors in SAVR and training our personnel and customers in the use of the CORrestore patch.

         In exchange for the license and consulting services, we agreed to the following compensation for CORrestore, LLC and its agent, Wolfe & Company:

- A royalty of 10% of our net sales of products subject to the licenses, for the term of the patent relating to the CORrestore patch, or for 10 years from the date of the first commercial sale if the patent is determined to be invalid.
- Five-year warrants to purchase up to 400,000 common shares at $3.00 a share. The warrants became exercisable to purchase 300,000 shares immediately and become exercisable to purchase an additional 50,000 shares when we receive clearance or approval from the FDA to market the CORrestore patch in the United States and another 50,000 shares when we receive CE certification for the CORrestore patch. The warrant expires when the license terminates, except that the vested portion of the warrant remains exercisable for an additional 90 days or, if the licenses terminate because of specified breaches by us, for the remaining term of the licenses.
- Subject to shareholder approval, five-year warrants to purchase 2,100,000 common shares at $3.00 a share, to be granted when we receive clearance or approval from the FDA to market the CORrestore patch in the United States. The warrants will become exercisable based on our cumulative net sales of the CORrestore patch products as follows:


                                                    Additional Portion
                        Net Sales                        of Shares
                        ---------                        ---------
                       $5,000,000                        233,330
                      $10,000,000                        233,330
                      $20,000,000                        233,340
                      $35,000,000                        350,000
                      $55,000,000                        466,000
                      $80,000,000                        584,000


     The warrant expires when the license terminates, except that the vested portion of the warrant remains exercisable for an additional 90 days or, if the licenses terminate because of specified breaches by us, for the remaining term of the licenses. CORrestore, LLC may terminate our licenses if we do not obtain shareholder approval for the issuance of this warrant.
- A consulting fee of $25,000 a year to each of Drs. Buckberg and Athanasuleas until we sell 1,000 CORrestore patches.

         We have also agreed to increase the size of our Board of Directors and add CORrestore's designee as a director, if CORrestore designates a person by June 2, 2001. We have also agreed to cooperate with CORrestore to establish a mutually acceptable medical advisory board to provide us with information and advice regarding the CORrestore patch. Drs. Buckberg and Athanasuleas and CORrestore LLC also agreed to specified confidentiality, non-competition and non-solicitation provisions in the license agreement and we agreed to specified confidentiality provisions in the license agreement.

         CORrestore, LLC and Drs. Buckberg and Athanasuleas may terminate the licenses as follows:

- In their sole discretion, within 120 days after we consummate specified types of business combination transactions with another entity and the holders of our common shares immediately before the transaction hold less than 50% of the surviving entity's or its ultimate parent's outstanding voting securities immediately after the transaction, but only if (1) the transaction is consummated before June 2, 2002, and (2) the consideration received by our shareholders in the transaction has a fair market value of less than $10.00 a share.
- In their sole discretion, if Bruce J. Barrett ceases to be our chief executive officer or ceases to be responsible for our activities relating to the licenses, but only if (1) one of these events happens before June 2, 2005, and

     (2) CORrestore, LLC, Dr. Buckberg or Dr. Athanasuleas exercises the right to terminate within 120 days after the event occurs.
- In their sole discretion, if we materially breach specified covenants in the license agreement and fail to cure the breach within 90 days (30 days for payment obligations) after CORrestore, LLC notifies us of the breach, but only if CORrestore, LLC exercises its right to terminate within 120 days after the 90-day cure period expires.
- In their sole discretion, if we do not obtain shareholder approval of the issuance of the warrants to purchase 2,100,000 common shares on or before the date we must issue the warrants.
- In their sole discretion, if our common shares are delisted from The Nasdaq Stock Market and are not re-listed within 90 days, but only if CORrestore, LLC exercises its right to terminate within 120 days after the 90-day period expires.
- In their sole discretion, if we make an assignment for the benefit of our creditors or voluntarily commence any bankruptcy, receivership, insolvency or liquidation proceedings and the action is not reversed or terminated within 90 days, but only if CORrestore, LLC exercises its right to terminate within 120 days after the 90-day period expires.
- CORrestore, LLC may exclude specified countries from the geographic scope of the license if we have not begun marketing the CORrestore patch products or begun the process of obtaining necessary regulatory approval to sell CORrestore patch products in that country within one year after the date we file a 510(k) clearance application or PMA approval application with the FDA with respect to the CORrestore patch products. The countries may be excluded from the license only if we fail to cure the breach of this provision within 90 days after CORrestore, LLC notifies us of the breach.
- CORrestore, LLC may change our licenses to be non-exclusive for developments that we do not incorporate in the patch products, begin marketing or testing, receive clearances to market or IDE approvals and actually begin marketing within specified time periods.
- Our licenses become non-exclusive for products that we do not begin marketing and selling in the United States within 30 days after we receive 510(k) clearance or approval of a PMA application from the FDA to market the applicable product in the United States.

         We may terminate the licenses as follows:

- In our sole discretion, within 120 days after we sign a definitive agreement for specified types of business combination transactions with another entity and the holders of our common shares immediately before the transaction hold less than 50% of the surviving entity's or its ultimate parent's outstanding voting securities immediately after the transaction. If we use this provision to terminate the licenses, we must pay $1,000,000 to CORrestore, LLC and Drs. Buckberg and Athanasuleas.
- In our sole discretion, if CORrestore, LLC or either of Drs. Buckberg or Athanasuleas materially breaches specified covenants in the license agreement and fails to cure such breach within 90 days after we notify the applicable party of the breach, but only if we exercise our right to terminate within 120 days after the 90-day cure period expires.

COMPETITION

         The CORrestore patch will compete against existing patches, which are formed by the surgeon during SAVR surgeries out of dacron or bovine pericardium tissue. These existing patches take time for the surgeon to form, can be difficult to insert, and frequently leak around the edges. Although we believe the CORrestore patch has important advantages over patches that are currently used, including its ease of use and better seal against leaks at the edge, existing patches are significantly less expensive. In addition to promoting SAVR in general as a treatment for congestive heart failure, we will have to convince users that the advantages of the CORrestore patch outweigh its additional cost. At least one study using dacron patches indicates that they are effective. SAVR is in the early stages of its development and, if it develops, the market for patches used in SAVR might become highly competitive. There are many larger companies in this industry that have significantly larger research and development budgets than ours. Competitors may be able to develop additional or better treatments for congestive heart failure.

         We believe that a manufacturer's reputation for producing effective, sterile, reliable and technically advanced and patented products, clinical literature, association with leaders in the field, references from users, surgeon convenience and price are the principal competitive factors in the medical supply industry.

INSURANCE

         Because the Cerebral Oximeter and the CORrestore patch are intended to be used in hospital critical care units with patients who may be seriously ill or may be undergoing dangerous procedures, we might be exposed to serious potential products liability claims. We have obtained products liability insurance with a liability limit of $2,000,000. We expect to increase this coverage when we begin human clinical trials for the CORrestore patches because of the higher risk associated with this product. We also maintain coverage for property damage or loss, general liability, business interruption, travel-accident, directors' and officers' liability and workers' compensation. We do not maintain key-man life insurance.

PROPERTIES

         We believe that, depending on sales of the Cerebral Oximeter, our current facility is more than suitable and adequate for our current needs, including our assembly of the Cerebral Oximeter, storing inventories of CORrestore patch products and conducting our operations in compliance with prescribed FDA QSR guidelines, and will allow for substantial expansion of our business and number of employees.

RISK FACTORS

         The following are risk factors relating to our CORrestore patch:

WE HAVE INCURRED LOSSES IN EVERY YEAR OF OUR EXISTENCE AND EXPECT OUR LOSSES TO CONTINUE IN FISCAL 2000; OUR ABILITY TO CONTINUE AS A GOING CONCERN IS UNCERTAIN.

         We have incurred net losses in every year of our existence. From our inception on January 15, 1982 through May 31, 2000, we incurred an accumulated deficit of $48,310,472, including a net loss of $4,665,291 for the year ended November 30, 1999 and $1,867,600 for the six months ended May 31, 2000. Companies such as ours frequently encounter delays, expenses, problems and uncertainties in developing products and markets for new products. We do not believe that our product sales will be sufficient to support our operations in fiscal 2000, for many reasons, including:

         - the need for customer education about the clinical benefits of the Cerebral Oximeter,
         -   the lengthy sales cycle for the Cerebral Oximeter,
         - the expected costs of developing the CORrestore patch, product-line extensions of the Cerebral Oximeter for use on newborns, other non-brain tissue applications of our INVOS technology and enhancements to the Cerebral Oximeter and SomaSensor,
         -   our need to attract and service a customer base, and
         - our ability to manufacture our products on a commercial scale in a cost-effective manner.

For the foreseeable future, we believe that we will continue to incur net losses. It is possible that we will never become profitable. Due to our history of losses and our current financial condition, our independent auditors' report includes an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Financial Statements.

WE MIGHT NOT BE ABLE TO SUCCESSFULLY DEVELOP AND MARKET THE CORRESTORE PATCH.

         We are developing the CORrestore patch for use in SAVR surgeries. We must further develop the patch, perform clinical testing, obtain FDA clearance or approval to sell the CORrestore patch in the United States and obtain approvals to sell the CORrestore patch outside of the United States. The time and expense necessary to develop the CORrestore patch are not certain. In addition, we have no previous experience in developing, manufacturing or marketing surgical patches, and the following are some of the risks we face:

         -   we might not be able to develop an effective patch;
         - clinical tests required to obtain regulatory approval might be significantly more expensive or time consuming than we expect;
         - we might not be able to obtain FDA clearance or approval to market the patch in the United States, for various reasons, including if clinical tests do not show the patch to be safe and effective, if the FDA deems the data unsuitable, or if the FDA requires additional or follow-up testing;
         -   the final product might not be economical to manufacture or market;
         - we will be dependent on third parties to perform the clinical tests and to manufacture the patch; and
         - third parties might introduce equivalent, superior or less expensive products.

Therefore, we might not be successful in marketing this product even if we receive clearance or approval to sell it.

DEVELOPMENT OF THE CORRESTORE PATCH COULD ADVERSELY AFFECT OPERATING RESULTS, DISTRACT MANAGEMENT AND DILUTE SHAREHOLDERS.

         We currently expect the development, clinical testing and regulatory approval process for the CORrestore patch to take at least two years, and we will not be able to sell the patch in the United States until FDA clearance or approval is obtained. We have currently budgeted approximately $3,800,000 over the next two years to develop, test and prepare for manufacturing of the CORrestore patch. Our efforts to develop and market this patch could disrupt our ongoing Cerebral Oximeter business and distract our management and employees, and they are expected to increase our expenses significantly. In addition, pursuant to our CORrestore licenses, we have granted warrants to purchase 400,000 common shares at an exercise price of $3.00 a share, and have agreed to issue warrants to purchase an additional 2,100,000 common shares, subject to obtaining shareholder approval, at an exercise price of $3.00 a share. These warrants will increase our expenses and could dilute the interests of our existing shareholders. We might be required to issue additional common shares to finance the development of the CORrestore patch, which could further dilute the interests of our existing shareholders.

OUR PRODUCTS ARE NEW AND MIGHT NOT BE ACCEPTED BY THE MEDICAL COMMUNITY.

         To date, the medical community has had little exposure to us or our technology. Because the medical community is often skeptical of new companies and new technologies, members of the medical community might not perceive a need for the Cerebral Oximeter or the CORrestore patch or be convinced of their clinical benefits. In addition, hospital purchasing decisions for equipment like the Cerebral Oximeter are often made by hospital purchasing committees that might not include the user of the equipment. In such a case, the committees must be convinced to purchase our product. Even if we are successful in convincing physicians, other medical professionals and their hospital purchasing committees of the need for the Cerebral Oximeter, they might be unwilling or unable to commit funds to the purchase of the Cerebral Oximeter due to limited budgets or decreases in capital expenditures. In many cases, these limits are due to hospital cost controls, increased managed care and fixed reimbursements for the medical procedures in which the Cerebral Oximeter is used. If our products fail to achieve market acceptance, our business, financial condition and results of operations could be adversely affected.

WE ARE LARGELY DEPENDENT ON OTHERS TO DEMONSTRATE THE CLINICAL BENEFITS OF SAVR SURGERY, TO TRAIN SURGEONS AND TO OBTAIN REIMBURSEMENT CODES FOR THE PROCEDURE.

         We are dependent on positive results of clinical research to convince heart surgeons of the clinical benefits of SAVR, and we are dependent on others to help train surgeons in the procedure. Even if surgeons are convinced of the benefits of SAVR and are trained to perform it, we must convince them to use the CORrestore patch in the procedure, rather than a less expensive substitute. In addition, patients might be unwilling to undergo the procedure unless insurers are willing to reimburse them for the cost of the procedure.

THE MEDICAL PRODUCTS INDUSTRY IS INTENSELY COMPETITIVE.

         We believe that the markets for cerebral oximetry products and the CORrestore patch, if they develop, may become highly competitive. We know of foreign companies that have sold products relating to cerebral metabolism monitoring for research or evaluation. In addition, if and when the CORrestore patch is developed, it will compete against existing patches, which are formed by the surgeon during SAVR surgeries out of dacron or bovine pericardium tissue. These existing patches take time for the surgeon to form, can be difficult to insert, and frequently leak around the edges. Although we believe the CORrestore patch has important advantages over patches that are currently used, existing patches are significantly less expensive and at least one study using dacron patches indicates that they are effective.

         The medical products industry is characterized by intense competition and extensive research and development. Other companies and individuals are engaged in research and development of non-invasive cerebral oximeters, and extensive research and development is ongoing regarding congestive heart failure. We believe there are many other potential entrants into our markets. Some of these potential competitors have well-established reputations, customer relationships and marketing, distribution and service networks. Some of them have substantially longer histories in the medical products industry, larger product lines, and greater financial, technical, manufacturing, research and development and management resources than we do. Many of these potential competitors have long-term product supply relationships with our potential customers. These potential competitors might succeed in developing products that are at least as reliable and effective as our products, that make additional measurements, that are less costly than our products, or that provide alternatives to our products, such as additional or better treatments for congestive heart failure.

         These potential competitors may be more successful than we are in manufacturing and marketing their products, and may be able to take advantage of the significant time and effort we have invested to gain medical acceptance of cerebral oximetry and the time and effort we expect to invest to gain medical acceptance of SAVR and the CORrestore patch. In addition, one patent issued to an unaffiliated third party and relating to cerebral oximetry expired in 1999, two patents issued to an unaffiliated third party and relating to cerebral oximetry expired in 1998, and two patents issued to an unaffiliated third party and relating to cerebral oximetry will expire in 2000. These expiring patents will make that technology generally available and potentially help the development of competing products. Successful commercial development of competing products could lead to loss of market share and lower margins and have an adverse effect on our business, financial condition and results of operations.

         We also compete indirectly with numerous companies that sell medical equipment to hospitals for the limited amount of funding allocated to capital equipment in hospital budgets. The market for medical equipment is subject to rapid change due to an increasingly competitive, cost-conscious environment and to government programs intended to reduce the cost of medical care. Many of these manufacturers of medical equipment are large, well-established companies whose resources, reputations and ability to leverage existing customer relationships may give them a competitive advantage over us. Our products and technology also compete indirectly with many other methods currently used to measure blood oxygen levels or the effects of low blood oxygen levels.

WE EXPECT TO NEED SUBSTANTIAL ADDITIONAL FINANCING TO FUND OUR OPERATIONS.

         We will require substantial additional capital to further develop our products, to commercialize our products and to sustain our operations. If we sell the remaining 684,721 common shares to Kingsbridge pursuant to the Private Equity Line Agreement, based on current market prices, we expect that the net proceeds of those sales will be adequate to satisfy our operating and capital requirements through December 2000. By that time, we will be required to raise additional cash either though additional sales of our products, through sales of securities, by incurring indebtedness or by some combination of these alternatives. We do not believe that our product sales will be sufficient to sustain our operations at that time and we have no current commitments for any debt financing. We also have no current commitments for any additional sales of securities, other than pursuant to the Private Equity Line Agreement if we obtain shareholder approval to issue additional shares. In the past, we have raised required capital through sales of additional equity securities. If we are unable to raise additional cash by that time, we will be required to reduce or discontinue our operations.

         Changes in the market price or trading volume of our common shares could reduce the proceeds we receive for selling those common shares, decrease the number of shares we can sell in a particular period or both. In addition, changes in our business or business plans or unexpected expenses could change our cash needs. Our future cash needs will depend on many factors, including:

         -   the cost of developing and testing the CORrestore patch,
         -   the time and cost involved in obtaining regulatory approvals;
         -   the cost of marketing and assembly activities,
         -   whether we can successfully market our products,
         -   the rate of market acceptance of our products,
         -   the scope of our research and development programs,
         -   the length of time required to collect accounts receivable, and
         -   competing technological and market developments.

Each of these factors could shorten the length of time the cash we receive from sales of our common shares under the Private Equity Line Agreement will sustain our operations. When we need additional financing, it might not be available on terms acceptable to us or at the times we require it, if at all, and such financing will likely dilute the interests of existing shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR PERFORMANCE DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

         Our future performance depends in significant part on the continued service of our senior management, including Bruce J. Barrett, President and Chief Executive Officer, and various scientific, technical and manufacturing personnel. Our loss of any of these key personnel could have an adverse effect on us. In addition, CORrestore, LLC may terminate its licenses with us if Bruce
J. Barrett ceases to be our Chief Executive Officer or ceases to be responsible for our activities relating to the license at any time before June 2, 2005. We do not maintain key-man life insurance on any of our key personnel. In addition, competition for qualified employees is intense, and if we are unable to attract, retain and motivate additional, highly-skilled employees required for the expansion of our operations, our business, financial condition and results of operations could be adversely affected. Our ability to retain existing employees and attract new employees might be adversely affected by our current financial situation. We cannot assure you that we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.

WE ARE DEPENDENT ON OUR DISTRIBUTORS FOR OUR INTERNATIONAL SALES.

         We are dependent on our distributors to generate international sales of Cerebral Oximeters and we expect to depend on distributors for international sales of the CORrestore patch if and when it is developed. We believe that our current distributors are knowledgeable, and we have a training program for new distributors concerning our technology and our Cerebral Oximeter and SomaSensor. However, independent distributors might not have sufficient knowledge about, or familiarity with, our technology or products to demonstrate adequately their operation and clinical benefits. If our distributors fail to market, promote and sell our products adequately, our business, financial condition and results of operations would be adversely affected.

         We might not be able to engage additional distributors on a timely basis, enter into other third-party marketing arrangements, or retain or replace our existing distributors, when required. If we are unable to engage, replace or retain distributors, our ability to market and sell our products internationally could be adversely affected. In addition, any required distributor terminations could increase our costs. Even if we are able to engage and retain distributors, they might incur conflicting obligations to sell other companies' products or they might distribute other products that provide greater revenues than are provided by our products.

         One international distributor accounted for approximately 23% of our net revenues for fiscal 1999. In addition, in fiscal 2000 we entered into an exclusive distributor agreement with Nellcor Puritan Bennett Export, Inc. initially covering 33 countries for our Cerebral Oximeter. The loss of either of these distributors could have an adverse effect on our business, financial condition and results of operations.

NEW PRODUCT DEVELOPMENT IS EXPENSIVE AND MIGHT NOT RESULT IN COMMERCIALLY VIABLE PRODUCTS.

         We have invested substantial resources to develop the Cerebral Oximeter and the related disposable SomaSensor. We expect to continue to invest substantial resources to develop:

         -   the CORrestore patch,
         - product-line extensions of the Cerebral Oximeter for use on newborns,
         -   other non-brain tissue applications of INVOS technology, and
         -   enhancements to the Cerebral Oximeter and SomaSensor.

New products require extensive testing and regulatory clearance before they can be marketed, and substantial customer education concerning the product's use, advantages and effectiveness. In addition, sales of our cerebral oximetry products might be limited because of resistance to major capital equipment expenditures by hospital purchasing committees. Sales of all of our products might be limited because hospitals might fear that the cost of a new device or product will lower its profits because medical insurers generally fix reimbursement amounts for the procedures in which our products might be used. We might not be able to develop commercially viable products. In addition, we are dependent on third parties to develop and test the CORrestore patch.

PATIENTS MIGHT ASSERT PRODUCTS LIABILITY CLAIMS AGAINST US.

         Because we test, market and sell a patient monitoring device and a heart patch, patients might assert products liability claims against us. The Cerebral Oximeter is used in operating rooms and other critical care hospital units with patients who might be seriously ill or might be undergoing dangerous procedures. The CORrestore patch is expected to be used on seriously ill patients undergoing a dangerous procedure. On occasion, patients on whom the Cerebral Oximeter is being used, or in whom a CORrestore patch is implanted, may be injured or die as a result of their medical treatment or condition. We might be sued because of such injury or death, and regardless of whether we are ultimately determined to be liable, we might incur significant legal expenses not covered by insurance. In addition, products liability litigation could damage our reputation and impair our ability to market our products. Litigation could also impair our ability to retain products liability insurance or make our insurance more expensive. We have products liability insurance with a liability limit of $2,000,000. This insurance is costly and even though it has been obtained, we might not be able to retain it. Even if we are able to retain this insurance, it might not be sufficient to protect us in the event of a major defect in the Cerebral Oximeter or the CORrestore patch. If we are subject to an uninsured or inadequately insured products liability claim based on the performance of the Cerebral Oximeter or the CORrestore patch, our business, financial condition and results of operations could be adversely affected.

WE ARE DEPENDENT ON THIRD PARTIES FOR MANUFACTURING OUR PRODUCTS AND TESTING THE CORRESTORE PATCH.

         We are dependent on various suppliers for manufacturing the components for our Cerebral Oximeter and the related disposable SomaSensor. We believe that each component is generally available from several potential suppliers. However, engaging additional or replacing existing suppliers of custom-designed components is costly and time consuming. We do not intend to maintain significant inventories of components, Cerebral Oximeters or SomaSensors. Therefore, we might incur delays in meeting delivery deadlines if a particular supplier is unable or unwilling to meet our requirements. We estimate that it would require approximately three to four months to change SomaSensor suppliers. In addition, we do not have direct control over the activities of our suppliers and are dependent on them for quality control, capacity, processing technologies and, in required cases, compliance with FDA Quality System Regulation requirements. If we cannot replace suppliers on a timely basis when necessary, our business, financial condition and results of operations may be adversely affected. In addition, because we do not have long-term agreements with our suppliers, we might be subject to unexpected price increases which might adversely affect our profit margins.

         We will be dependent on a third party to test and manufacture the CORrestore patch. We have not yet engaged a manufacturer for the CORrestore patch, and our license agreement limits the parties that we may engage. The ultimate success of our CORrestore business is dependent on our ability to engage and manage the manufacturer of the CORrestore patch. We might not be able to engage a manufacturer for the CORrestore patch on terms acceptable to us. If we are unsuccessful in engaging or managing the manufacturer of the CORrestore patch, our business could be adversely affected. Any delay in our engaging a manufacturer may delay the development, testing and marketing of the CORrestore patch.


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 10.1 Fourth Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 13, 2000.

                 10.2 License Agreement, dated as of June 2, 2000, among Somanetics Corporation, CORrestore, LLC, Constantine L. Athanasuleas, M.D. and Gerald D. Buckberg, M.D., including forms of warrants from Somanetics Corporation to CORrestore, LLC and Wolfe & Company.

                 10.3 Amendment to Employment Agreement, dated as of April 18, 2000, between Somanetics Corporation and Bruce J. Barrett.

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

                               Somanetics Corporation
                               -----------------------------------
                               (Registrant)



Date:    June 15, 2000         By:/s/ Bruce J. Barrett
         ---------------          --------------------------------
                               Bruce J. Barrett
                               President and Chief Executive Officer
                               (Duly Authorized and Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT                            DESCRIPTION
-------                            -----------
10.1 Fourth Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 13,
               2000.
10.2 License Agreement, dated as of June 2, 2000, among Somanetics Corporation, CORrestore, LLC, Constantine L. Athanasuleas, M.D. and Gerald Buckberg, M.D., including forms of warrants from Somanetics Corporation to CORrestore, LLC and Wolfe & Company.
10.3 Amendment to Employment Agreement, dated as of April 18, 2000, between Somanetics Corporation and Bruce J. Barrett.
27.1           Financial Data Schedule.