Form 10-Q
period 2000-08-31
SOMANETICS CORP
filed 2000-10-10
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended AUGUST 31, 2000

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
                                Yes  X       No
                                   ------      ------

        Number of common shares outstanding at October 9, 2000: 6,528,391

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION



                                 BALANCE SHEETS


                                                                                    August 31,               November 30,
ASSETS                                                                                2000                       1999
                                                                                -----------------         -----------------
CURRENT ASSETS:                                                                    (Unaudited)                 (Audited)
    Cash and cash equivalents..........................................         $       307,466           $     1,423,423
    Marketable securities..............................................                 268,021                   833,736
    Accounts receivable, net of allowance for doubtful accounts of approximately $0 and $0 at August 31, 2000 and
       November 30, 1999, respectively.................................                 672,849                   764,153
    Inventory, net.....................................................               1,015,513                   611,332
    Prepaid expenses...................................................                  72,820                    89,702
                                                                                ---------------           ---------------
       Total current assets............................................               2,336,669                 3,722,346
                                                                                ---------------           ---------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment............................................               1,469,000                 1,397,214
    Furniture and fixtures.............................................                 183,497                   183,497
    Leasehold improvements.............................................                 165,642                   165,642
                                                                                ---------------           ---------------
       Total...........................................................               1,818,139                 1,746,353
    Less accumulated depreciation and amortization.....................              (1,325,619)               (1,097,695)
                                                                                ---------------           ---------------
       Net property and equipment......................................                 492,520                   648,658
                                                                                ---------------           ---------------
OTHER ASSETS:
    Intangible assets, net.............................................               1,095,261                    58,393
    Other..............................................................                  15,000                    15,000
                                                                                ---------------           ---------------
       Total other assets..............................................               1,110,261                    73,393
                                                                                ---------------           ---------------
TOTAL ASSETS...........................................................         $     3,939,450           $     4,444,397
                                                                                ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................         $       405,648           $       498,008
    Accrued liabilities................................................                  96,010                   263,895
                                                                                ---------------           ---------------
       Total current liabilities.......................................                 501,658                   761,903
                                                                                ---------------           ---------------
COMMITMENTS AND CONTINGENCIES..........................................                 -                          -
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................                 -                          -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 6,528,391 shares at August 31, 2000
       and 6,035,597 shares at November 30, 1999.......................                  65,284                    60,356
    Additional paid-in capital.........................................              52,754,627                50,290,067
    Accumulated unrealized losses on investments.......................                 (76,460)                 (166,270)
    Accumulated deficit................................................             (49,305,659)              (46,501,659)
                                                                                ---------------           ---------------
       Total shareholders' equity......................................               3,437,792                 3,682,494
                                                                                ---------------           ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................         $     3,939,450           $     4,444,397
                                                                                ===============           ===============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                               Three Months                       Nine Months
                                                             Ended August 31,                  Ended August 31,
                                                     -------------------------------    -------------------------------
                                                          2000              1999             2000             1999
                                                     -------------     -------------    -------------    --------------

   NET REVENUES................................      $   1,006,408     $     877,346    $   3,474,089    $ 2,829,563
   COST OF SALES...............................            421,479           458,095        1,633,306      1,424,041
                                                     --------------    -------------    -------------    -----------

   GROSS MARGIN................................            584,929           419,251        1,840,783      1,405,522
                                                     --------------    -------------    -------------    -----------

   OPERATING EXPENSES:
      Research, development and engineering....            110,594           145,340          326,119        431,821
      Selling, general and administrative......          1,491,742         1,366,573        4,399,670      4,689,806
                                                     -------------     -------------    -------------    -----------
          Total operating expenses.............          1,602,336         1,511,913        4,725,789      5,121,627
                                                     -------------     -------------    -------------    -----------

   OPERATING LOSS..............................         (1,017,407)       (1,092,662)      (2,885,006)    (3,716,105)
                                                     -------------     -------------    -------------    -----------

   OTHER INCOME:
      Interest income..........................             22,220            57,571           81,006        231,099
                                                     -------------     -------------    --------------   -----------
          Total other income...................             22,220            57,571           81,006        231,099
                                                     -------------     -------------    --------------   -----------
   NET LOSS....................................      $    (995,187)    $  (1,035,091)   $  (2,804,000)   $(3,485,006)
                                                     -------------     -------------    -------------    -----------

   NET LOSS PER COMMON SHARE -
       BASIC AND DILUTED.......................      $       (0.15)    $       (0.17)   $       (0.45)   $     (0.58)
                                                     -------------     -------------    -------------    -----------
   WEIGHTED AVERAGE SHARES
       OUTSTANDING.............................          6,487,871         6,035,597        6,227,996      6,035,597
                                                     =============     =============    =============    ===========





                       See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    For the Nine Month
                                                                                 Periods Ended August 31,
                                                                            --------------------------------
                                                                                 2000             1999
                                                                            --------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................................             $  (2,804,000)      $ (3,485,006)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization...........................                   306,268            216,798
      Changes in assets and liabilities:
          Accounts receivable (increase) decrease.............                    91,304            (98,965)
          Inventory (increase)................................                  (404,181)          (128,224)
          Prepaid expenses (increase) decrease................                    16,882            (25,820)
          Other assets (increase).............................                   (46,789)               -
          Accounts payable increase (decrease)................                   (92,360)            74,523
          Accrued liabilities (decrease)......................                  (167,885)          (214,014)
                                                                           -------------       ------------
            Net cash (used in) operations.....................                (3,100,761)        (3,660,708)
                                                                           -------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities.................                   655,525          3,503,198
  Acquisition of property and equipment, net..................                   (90,101)          (157,604)
                                                                          --------------       ------------
            Net cash provided by investing activities.........                   565,424          3,345,594
                                                                          --------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares, net................                 1,419,380                -
                                                                          --------------       ------------
            Net cash provided by financing activities.........                 1,419,380                -
                                                                          --------------       ------------

NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS.................................................                (1,115,957)          (315,114)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD  .................................................                 1,423,423       $  1,976,829
                                                                          --------------       ------------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD...................................................            $      307,466       $  1,661,715
                                                                          ==============       ============

Non cash investing activities:
  Issuance of warrants and stock options in connection with
  license acquisition (Note 3) ...............................            $    1,050,107



                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2000



1.       ORGANIZATION AND OPERATIONS

         We are a Michigan corporation that was formed in January 1982. We develop, manufacture and market the INVOS(R) Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the adult brain. The Cerebral Oximeter is based on our proprietary In Vivo Optical Spectroscopy, or INVOS, technology. INVOS analyzes various characteristics of human blood and tissue by measuring and analyzing low-intensity visible and near infrared light transmitted into portions of the body. We are also developing the CorRestore(TM) patch, which is being developed for use in heart surgeries called surgical anterior ventricular restoration, or SAVR. See Part II, Item 5 "Other Information." We have incurred expenses in designing, developing, marketing and selling our products, and in raising capital for our business.


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

         The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the nine-month period ended August 31, 2000, do not necessarily indicate the results that you should expect for the year ending November 30, 2000, although we expect to continue to incur operating losses for the foreseeable future. You should read the unaudited interim financial statements together with the financial statements and related footnotes for the year ended November 30, 1999 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

         We have incurred an accumulated deficit of $49,305,659 through August 31, 2000. We had working capital of $1,835,011, cash, cash equivalents, and marketable securities of $575,487, total current liabilities of $501,658 and shareholders' equity of $3,437,792 as of August 31, 2000.

         We believe that markets exist for the products we have developed and are developing; however, whether our products will be successful is uncertain. You should consider the following factors in evaluating the likelihood of our success: our limited resources and current financial condition, the problems and expenses frequently encountered by companies forming a new business, our ability to develop, apply and market new technology, and our industry and competitive environment.

         For further discussion of our financial condition, including recent sales of securities, our working capital, our liquidity resources, requirements and plans, and our ability to continue as a going concern, please refer to "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2000


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Marketable Securities consist of lower rated, fixed income securities, classified as available for sale, maturing approximately six months to one year from the date of acquisition and are stated at the fair market value.

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                                 August 31, 2000            November 30, 1999
                                                 ---------------            -----------------

           Finished goods...................        $  131,810                  $  107,820
           Work in process..................            85,259                      38,682
           Purchased components.............           798,444                     464,830
                                                    ----------                  ----------
                Total.......................        $1,015,513                  $  611,332
                                                    ==========                  ==========


         Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. License acquisition costs are related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore patch and related products and accessories and consulting services. These costs consist of professional service fees recorded at cost, management's estimate of the fair value of the ten-year vested stock options to purchase 50,000 common shares at $3.00 a share granted to one of our directors in connection with the transaction, and management's estimate of the fair value of the 300,000 common share vested portion of the five-year warrants to purchase up to 400,000 common shares at $3.00 a share issued in the transaction. These costs are being amortized on the straight-line method over 5 years. Intangible assets consist of:



                                                 August 31, 2000            November 30, 1999
                                                 ---------------            -----------------

           License acquisition costs........          $ 1,096,898                $      -
           Patents and trademarks...........              111,733                   111,733
                                                      -----------                ----------
                Sub-total...................            1,208,631                   111,733
           Less accumulated amortization....             (113,369)                  (53,340)
                                                      -----------                ----------
                Total.......................          $ 1,095,261                $   58,393
                                                      ===========                ==========


         Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. Common shares issuable under stock options and warrants have not been included in the computation of the net loss per Common Share - diluted, because such inclusion would be antidilutive. As of August 31, 2000 and August 31, 1999, we had outstanding 2,262,081 and 1,557,481, respectively, of warrants and options to purchase common shares.

         Reclassifications - Certain reclassifications have been made to the financial statements for 1999 to conform to the 2000 presentation.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2000


4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:


                                                        August 31, 2000          November 30, 1999
                                                        ---------------          -----------------

         Professional Fees.......................         $  23,250                    $  88,250
         Accrued Incentive.......................            18,373                       -
         Accrued Sales Commissions...............            48,087                      133,863
         Accrued Insurance.......................                50                       20,082
         Accrued Warranty........................             6,250                       11,700
         Other...................................            -                            10,000
                                                           --------                    ---------
              Total..............................         $  96,010                    $ 263,895
                                                          =========                    =========


5.       COMMITMENTS AND CONTINGENCIES

         We may become subject to products liability claims by patients or physicians, and may become a defendant in products liability or malpractice litigation. We have obtained products liability insurance and an umbrella policy; however, we might not be able to maintain such insurance or such insurance might not be sufficient to protect us against products liability.

6.       STOCK OPTIONS

         On April 18, 2000, our shareholders approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of common shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 295,000 shares, from 1,040,000 to 1,335,000 shares.

         Effective February 16, 2000, we granted 10-year options under the 1997 Stock Option Plan to purchase 126,000 common shares to nine of our key employees (including officers) and one of our consultants at an exercise price of $2.88 per share (the closing sale price of the common shares as of the date of grant). Effective April 18, 2000, we granted to five of our directors, who are not officers or employees, 10-year options under the 1997 Stock Option Plan to purchase 2,000 common shares each at an exercise price of $3.375 per share (the closing sale price of the common shares as of the date of grant). Effective May 31, 2000, we granted to one of our directors 10-year options under the 1997 Stock Option Plan to purchase an aggregate of 100,000 common shares, 50,000 at an exercise price of $4.36 per share in connection with the Private Equity Line Agreement with Kingsbridge Capital Limited and 50,000 at an exercise price of $3.00 per share in connection with the CoRestore License Acquisition. Both exercise prices were more than the closing sale price of the common shares on the date of grant.

7.       SUBSEQUENT EVENTS

         On September 15, 2000, the Company received FDA clearance to market the model 5100 Cerebral Oximeter in the United States. The model 5100 has the added capability of being able to monitor pediatric patients.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2000

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

RESULTS OF OPERATIONS

OVERVIEW

         We develop, manufacture and market the INVOS Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the adult brain. We are also developing the CorRestore(TM) patch, which is being developed for use in heart surgeries called surgical anterior ventricular restoration, or SAVR. In June 1996, we received clearance from the FDA to market the Cerebral Oximeter and the related disposable SomaSensor in the United States. In October 1997, we obtained FDA clearance for new advances in our INVOS technology that are incorporated in our model 4100 Cerebral Oximeter. The model 4100 Cerebral Oximeter was introduced in October 1997 and we began shipping the model 4100 in the first quarter of fiscal 1998. During the third quarter of fiscal 1999, we introduced our new model 5100 Cerebral Oximeter at an international trade show, and began international shipments of the model 5100 in August 1999. The model 5100 Cerebral Oximeter has the added capability of being able to monitor pediatric patients. In September 2000, we received clearance from the FDA to market the model 5100 Cerebral Oximeter in the United States. In June 2000, we entered into a license agreement for the CorRestore patch, which requires testing and FDA clearance or approval before we can sell it in the United States.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2000

         During fiscal 1999 and the first three quarters of fiscal 2000, our primary activities consisted of sales and marketing of the model 4100 Cerebral Oximeter and the related disposable SomaSensor. We had an accumulated deficit of $49,305,659 through August 31, 2000. We believe that our accumulated deficit will continue to increase for the foreseeable future.

         We derive our revenues from sales of Cerebral Oximeters and SomaSensors to our distributors and to hospitals in the United States through our direct sales employees. We recognize revenues when we ship our products to our distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. Our primary expenses, excluding the cost of our products, are selling, general and administrative and research, development and engineering, which we generally expense as incurred. Beginning in the third quarter of fiscal 1999, we offered to Baxter Limited in Japan to exchange model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters (which we scrap) and cash equal to the difference in sales prices of the two models, as a result of the Japanese Ministry of Health and Welfare approval in the first quarter of fiscal 1999 to market the model 4100 in Japan. Such sales reduce our average unit sales price and overall gross margin. Also, during fiscal 1998, we began a no-cap sales program whereby we ship the model 4100 Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase at a premium a minimum monthly quantity of SomaSensors.


THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1999

         Our net revenues increased approximately $129,000, or 15%, from $877,346 in the three-month period ended August 31, 1999 to $1,006,408 in the three-month period ended August 31, 2000. The increase in net revenues is primarily attributable to

         - an increase in United States sales of approximately $80,000, from approximately $557,000 in the third quarter of fiscal 1999 to approximately $637,000 in the third quarter of fiscal 2000, primarily due to increased purchases of the disposable SomaSensor, and
         - an increase in international sales of approximately $49,000, from approximately $320,000 in the third quarter of fiscal 1999 to approximately $369,000 in the third quarter of fiscal 2000, primarily due to an additional stocking order for model 5100 Cerebral Oximeters and SomaSensors by Nellcor Puritan Bennett Export, Inc.


The increase in net revenues was achieved despite decreased purchases of the model 4100 by Baxter Limited in Japan attributable to the exchange purchases made in the third quarter of fiscal 1999 as a result of Japanese Ministry of Health and Welfare approval in fiscal 1999 to market the model 4100 in Japan.

         Approximately 37% of our net revenues in the third quarter of fiscal 2000 and the third quarter of fiscal 1999 were export sales. Sales of SomaSensors, model 4100 Cerebral Oximeters, model 5100 Cerebral Oximeters, and model 4100 exchanges as a percentage of net revenues were as follows:

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2000



                                                                     PERCENT OF NET REVENUE
                                                                    THIRD QUARTER OF FISCAL
              PRODUCT                                           2000                       1999
              -------                                     -----------------         -----------------

              SomaSensors........................                59%                        53%
              Model 4100 Cerebral Oximeters......                23%                        32%
              Model 5100 Cerebral Oximeters......                18%                         3%
              Model 4100 Exchanges...............                 0%                        12%
                                                          -----------------         -----------------
                  Total..........................               100%                       100%
                                                          =================         =================


One international distributor accounted for approximately 22% of net revenues for the three months ended August 31, 2000, and one international distributor accounted for approximately 25% of net revenues for the three months ended August 31, 1999.

         Gross margin as a percentage of net revenues was approximately 58% for the quarter ended August 31, 2000 and approximately 48% for the quarter ended August 31, 1999. This increase is attributable to shipments of our new model SomaSensor in fiscal 2000, which is less costly to manufacture than the old model SomaSensors sold in the third quarter of fiscal 1999, and fewer model 4100 exchanges.

         Our research, development and engineering expenses decreased approximately $35,000, or 24%, from $145,340 for the three months ended August 31, 1999 to $110,594 for the three months ended August 31, 2000. The decrease is primarily attributable to an approximately $40,000 decrease in consulting fees associated with the termination of our consulting order with NeuroPhysics Corporation. We expect our research, development and engineering expenses to increase significantly in connection with development and clinical testing of the CorRestore patch in fiscal 2000 and fiscal 2001.

         Selling, general and administrative expenses increased approximately $125,000, or 9%, from $1,366,573 for the three months ended August 31, 1999 to $1,491,742 for the three months ended August 31, 2000. The increase in selling, general and administrative expense is primarily attributable to

         - an $86,000 increase in selling-related expenses, primarily related to marketing and promotional materials for Nellcor Puritan Bennett Export, Inc., and employee travel expenses,
         - a $78,000 realized loss on the sale of marketable securities in the third quarter of fiscal 2000,
         - a $55,000 increase in intangible amortization expense related to the amortization of license acquisition costs, and
         - a $53,000 increase in product manufacturing and warranty expenses for the Cerebral Oximeter and SomaSensor, including tooling, supplies, regulatory, and testing.

These increases were incurred despite a $124,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of a reduction in the number of employees, principally sales and marketing, since September 1, 1999 (from an average of 43 employees for the quarter ended August 31, 1999 to an average of 40 employees for the quarter ended August 31, 2000) and reduced sales commissions.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2000

         For the three-month period ended August 31, 2000, we realized a 4% decrease in our net loss over the same period in fiscal 1999. The decrease is primarily attributable to

         -    a 15% increase in net revenues, and
         -    a 10% increase in gross margin percentage.

The decreased net loss was achieved despite

         -    a 6% increase in operating expenses, and
         -    decreased interest income.

NINE MONTHS ENDED AUGUST 31, 2000 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1999

         Our net revenues increased approximately $645,000, or 23%, from $2,829,563 in the nine-month period ended August 31, 1999 to $3,474,089 in the nine-month period ended August 31, 2000. The increase in net revenues is primarily attributable to

         - an increase in international sales of approximately $354,000, from approximately $1,235,000 in the first three quarters of fiscal 1999 to approximately $1,589,000 in the first three quarters of fiscal 2000, primarily due to the stocking orders for model 4100 and model 5100 Cerebral Oximeters and SomaSensors by Nellcor Puritan Bennett Export, Inc., and
         - an increase in United States sales of approximately $291,000, from approximately $1,594,000 in the first three quarters of fiscal 1999 to approximately $1,885,000 in the first three quarters of fiscal 2000, primarily due to increased purchases of the disposable SomaSensor.

The increase in net revenues was achieved despite

         - decreased purchases of the model 4100 by Baxter Limited in Japan attributable to the initial stocking purchases and exchange purchases made in the first three quarters of fiscal 1999 as a result of Japanese Ministry of Health and Welfare approval in fiscal 1999 to market the model 4100 in Japan,
         - an 11% decrease in the average selling price of Cerebral Oximeters primarily as a result of the initial stocking purchase by Nellcor Puritan Bennett Export, Inc., at lower per unit prices, for use as demonstration equipment by its sales personnel, and a change in the sales mix in the United States between direct purchases of the model 4100 and no-cap placements of the model 4100, and
         - a 9% decrease in the average selling price of SomaSensors primarily as a result of the initial stocking purchase by Nellcor Puritan Bennett Export, Inc., at lower per unit prices, for use as demonstration equipment by its sales personnel.

         Approximately 46% of our net revenues in the first three quarters of fiscal 2000 were export sales, compared to approximately 44% of our net revenues in the first three quarters of fiscal 1999. Sales of SomaSensors, model 4100 Cerebral Oximeters, model 5100 Cerebral Oximeters, and model 4100 exchanges as a percentage of net revenues were as follows:

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2000


                                                                     PERCENT OF NET REVENUE
                                                                 FIRST THREE QUARTERS OF FISCAL
              PRODUCT                                           2000                       1999
              -------                                     -----------------         -----------------

              SomaSensors........................                51%                        43%
              Model 4100 Cerebral Oximeters......                30%                        52%
              Model 5100 Cerebral Oximeters......                17%                         1%
              Model 4100 Exchanges...............                 2%                         4%
                                                          -----------------         -----------------
                  Total..........................               100%                       100%
                                                          =================         =================


Two international distributors accounted for approximately 20% and 14%, respectively, of net revenues for the nine months ended August 31, 2000, and one international distributor accounted for approximately 26% of net revenues for the nine months ended August 31, 1999.

         Gross margin as a percentage of net revenues was approximately 53% for the nine months ended August 31, 2000 and approximately 50% for the nine months ended August 31, 1999. Although we realized a lower average selling price for Cerebral Oximeters and SomaSensors in the first nine months of fiscal 2000, gross margin as a percentage of net revenues increased primarily due to shipments of our new model SomaSensor in fiscal 2000, which is less costly to manufacture than the old model SomaSensors sold in the first nine months of fiscal 1999.

         Our research, development and engineering expenses decreased approximately $106,000, or 24%, from $431,821 for the nine months ended August 31, 1999 to $326,119 for the nine months ended August 31, 2000. The decrease is primarily attributable to an approximately $115,000 decrease in consulting fees associated with the termination of our consulting order with NeuroPhysics Corporation.

         Selling, general and administrative expenses decreased approximately $290,000, or 6%, from $4,689,806 for the nine months ended August 31, 1999 to $4,399,670 for the nine months ended August 31, 2000. The decrease in selling, general and administrative expense is primarily attributable to

         - a $597,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of a reduction in the number of employees, principally sales and marketing, since September 1, 1999 (from an average of 47 employees for the nine months ended August 31, 1999 to an average of 41 employees for the nine months ended August 31, 2000) and reduced sales commissions, and
         - a $42,000 decrease in professional service fees primarily as a result of decreased business consulting fees during the first nine months of fiscal 2000.

These decreases were incurred despite

         - a $132,000 realized loss on the sale of marketable securities in the first three quarters of fiscal 2000,
         - a $130,000 increase in selling-related expenses, primarily related to marketing and promotional materials and training for Nellcor Puritan Bennett Export, Inc., and employee travel expenses,
         - a $55,000 increase in intangible amortization expense related to the amortization of license acquisition costs, and

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2000


         - a $49,000 increase in clinical research expenses, primarily related to the model 5100 Cerebral Oximeter.

         For the nine-month period ended August 31, 2000, we realized a 20% decrease in our net loss over the same period in fiscal 1999. The decrease is primarily attributable to

         -    a 23% increase in net revenues, and
         -    an 8% decrease in operating expenses.

The decreased net loss was achieved despite decreased interest income.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the nine-month period ended August 31, 2000 was approximately $3,101,000. Cash was used primarily to

         - fund our net loss, primarily selling, general and administrative expenses and research, development and engineering expenses, totaling approximately $2,498,000, before depreciation and amortization expense,
         - increase inventories by approximately $404,000, primarily due to purchases of long lead time SomaSensor and Cerebral Oximeter components,
         - decrease accounts payable by approximately $92,000 as a result of payments made in fiscal 2000,
         - decrease accrued liabilities by approximately $168,000 as a result of payments made in fiscal 2000, and
         - increase other assets by approximately $47,000 as a result of professional service fees capitalized as part of our license acquisition costs.

These uses of cash were partially offset by

         - an approximately $91,000 decrease in accounts receivable as a result of improved collections in fiscal 2000, and
         -    an approximately $17,000 decrease in prepaid expenses.

         We expect our working capital requirements to increase if sales increase. Capital expenditures in the first nine months of fiscal 2000 were approximately $90,000. These expenditures were primarily approximately $68,000 for model 4100 demonstration units and no-cap units. We expect our capital requirements to increase as a result of the costs of developing and testing the CorRestore patch. We disposed of approximately $30,000 in obsolete inventory during the first nine months of fiscal 2000; these assets were fully reserved and had no book value.

         On March 6, 2000, we entered into the Private Equity Line Agreement with Kingsbridge Capital Limited, a private institutional investor. Pursuant to the Private Equity Line Agreement we may issue and sell, from time to time, common shares for cash consideration up to an aggregate of $15 million. As required by the Private Equity Line Agreement, we have filed a registration statement to permit Kingsbridge to resell to the public any shares that we sell to it pursuant to the Private Equity Line Agreement. Until March 31, 2002, we may sell, or "put," common shares to Kingsbridge from time to time in amounts and at times we select at our discretion, subject to specific restrictions set forth in the Private Equity Line Agreement. The price for these

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2000

sales is between 86% and 90% of the then current average market price of our common shares. The actual percentage will depend on an average market price of our common shares. In addition, we must pay Brean Murray & Co., Inc. a 3.5% commission in connection with these sales. We must also pay additional expenses in connection with these sales. We are not permitted to sell more than 19.9% of our outstanding common shares pursuant to this arrangement unless we first obtain shareholder approval under The Nasdaq SmallCap Market rules.

         Puts can be made every 15 trading days in amounts ranging from a minimum of $10,000 to a maximum of $1,000,000. The amounts depend on the then current trading volume and average market price of our common shares at the time of each put. We are required to put at least $7,500,000 of our common shares to Kingsbridge over the life of the Private Equity Line Agreement or pay Kingsbridge the discount on the unsold shares. As of October 6, 2000, we have issued 492,794 common shares under the Private Equity Line Agreement. Under the Private Equity Line Agreement, the average market price of our common shares for purposes of calculating the purchase price to be paid by Kingsbridge is the average of the lowest trade prices of the common shares as reported by Bloomberg L.P. on each of five days on which The Nasdaq SmallCap Market is open for trading. The five days are the two trading days before the day on which we deliver notice to Kingsbridge that we are exercising a put, the trading day on which we deliver the put notice, and the two trading days after the trading day on which we deliver the put notice.

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

                                 AUGUST 31, 2000

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

The warrant also provides for adjustments if we pay liquidating dividends. No adjustments are required for instruments or benefits issued under any of our stock option plans or in consideration or our acquisition of all or any part of the assets of another person. The exercise price of the warrant is payable either in cash or by a cashless exercise in which the number of common shares underlying the warrant having an aggregate fair market value at the time of exercise equal to the aggregate exercise price are cancelled as payment of the exercise price.

         On April 13, 2000, we completed the sale of 167,131 common shares to Kingsbridge Capital Limited, pursuant to the Private Equity Line Agreement, at a price of $3.59 per share, for gross proceeds of $600,000, on May 11, 2000, we completed the sale of 148,148 common shares to Kingsbridge Capital Limited, at a price of $2.70, for gross proceeds of $400,000, and on June 22, 2000, we completed the sale of 177,515 common shares to Kingsbridge Capital Limited, at a price of $3.38, for gross proceeds of $600,000. Our net proceeds, after deducting the commissions and the estimated expenses of the offerings, were approximately $1,419,000.

         As of August 31, 2000, we had working capital of $1,835,011, cash, cash equivalents and marketable securities of $575,487, total current liabilities of $501,658 and shareholder's equity of $3,437,792.

         We believe that the cash, cash equivalents and marketable securities on hand at August 31, 2000, together with the estimated net proceeds from the sales of the remaining 507,206 common shares over time to Kingsbridge Capital Limited pursuant to the Private Equity Line Agreement described above based on current market prices, will be adequate to satisfy our operating and capital requirements through December 2000. By that time we will be required to raise additional cash either through additional sales of our products, through sales of securities, by incurring indebtedness or by some combination of these alternatives. If we are unable to raise additional cash by that time, we will be required to reduce or discontinue our operations.

         The estimated length of time current cash, cash equivalents and marketable securities will sustain our operations is based on estimates and assumptions we have made. These estimates and assumptions are subject to change as a result of actual experience. Changes in the market price or trading volume of our common shares could reduce the proceeds we receive for selling those common shares under the Private Equity Line Agreement, decrease the number of shares we can sell in a particular period or both. Actual capital requirements necessary to

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2000

market the Cerebral Oximeter and SomaSensor, to develop and test the CorRestore patch, to undertake other product development activities, and for working capital might be substantially greater than current estimates.

         We do not believe that product sales will be sufficient to fund our operations in fiscal 2000 or fiscal 2001.

         As of August 31, 2000, we had 55,120 redeemable warrants outstanding exercisable at $17.50 per share until April 1, 2001. These warrants were issued in our 1996 Regulation S securities offering. The conditions permitting us to redeem these warrants have not been met as of October 6, 2000. In addition, the placement agents and their transferees hold warrants to purchase 11,424 common shares exercisable at $12.50 per share until April 1, 2001. Also, the underwriter of the June 1997 public offering received warrants to purchase 200,000 common shares exercisable at $4.80 per share until May 29, 2002. In addition, Kingsbridge Capital Limited received warrants to purchase 200,000 common shares exercisable at $4.36 per share until September 3, 2005 pursuant to the Private Equity Line Agreement. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the common shares. Also, CorRestore, LLC and its agent, Wolfe & Company, received warrants to purchase 400,000 common shares exercisable at $3.00 per share until June 2, 2005 pursuant to the CorRestore license agreement, and, subject to shareholder approval, when specified events occur we agreed to issue them five-year warrants to purchase an additional 2,100,000 common shares exercisable at $3.00 per share pursuant to the CorRestore license agreement.

         We are also a party to the Private Equity Line Agreement described above. We may sell up to an aggregate of $13,400,000 more of our common shares under the Private Equity Line Agreement. However, we must obtain shareholder approval and register under the Securities Act of 1933 any common shares we sell pursuant to the Private Equity Line Agreement beyond the remaining 507,206 already registered common shares.

         We have engaged Brean Murray & Co, Inc. as our exclusive placement agent in connection with a private placement or public offering of newly-issued securities. Final terms and conditions of the offering will be subject to, among other things, the satisfactory completion by Brean Murray of such inquiry and investigation of the transactions and of us as Brean Murray deems reasonably appropriate and to the absence in Brean Murray's reasonable determination of a material adverse change in the conditions in the markets for the offering or the financial markets generally. In addition, the type and amount of securities, if any, that might ultimately be issued in any such offering have not yet been determined and will be dependent on negotiations with the underwriter, any private placement investor, market conditions and our then current estimate of the proceeds necessary or desired to sustain our operations. There can be no assurance that such offering will occur or that we will be able to raise any capital or capital in amounts we desire, or on terms and conditions acceptable to us.

         We have no loan commitments.

         Even if we receive additional capital, we might not be able to achieve the level of sales necessary to sustain our operations, and we will incur the costs of developing and testing the CorRestore patch before we realize any revenues from the patch. We might not be able to obtain any funds on terms acceptable to us and at times required by us through sales of our products, sales of securities or loans in sufficient quantities. Our Independent Auditors' report in our Annual Report on Form 10-K for the fiscal year ended November 30, 1999 contains an explanatory paragraph relating to an uncertainty concerning our ability to continue as a going concern.

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





                                                                 AUGUST 31, 2000

                                                            EXPECTED MATURITY DATES

                                  2000        2001       2002        2003    2004      THEREAFTER        TOTAL         FAIR VALUE
                                  ----        ----       ----        ----    ----      ----------        -----         ----------

MARKETABLE SECURITIES:
----------------------

Short-term Debt:
 Variable Rate ($)............  $344,481         -          -          -        -            -          $344,481       $268,021
  Average interest rate.......     12.18%      N/A        N/A        N/A      N/A          N/A             12.18%


    During the third quarter of fiscal 2000, we liquidated some of our investments in corporate bonds and other fixed income securities to provide cash to finance our operations. The average interest rate increased primarily because of a general increase in interest rates.

PART II OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         The following securities of ours were issued by us during the third quarter of fiscal 2000 without being registered under the Securities Act:

1. In connection with our CorRestore license, on June 2, 2000, we issued to CorRestore, LLC and Wolfe & Company five-year warrants to purchase an aggregate of 400,000 of our common shares at a price of $3.00 a share. The warrants became exercisable to purchase 300,000 shares immediately and become exercisable to purchase an additional 50,000 shares when we receive clearance or approval from the FDA to market the CorRestore patch in the United States and another 50,000 shares when we receive CE certification for the CorRestore patch. The warrants expire when the license terminates, except that the vested portion of the warrants remain exercisable for an additional 90 days or, if termination is a result of specified breaches by us, for the remaining term of the warrants. The warrants contain provisions that protect against dilution by adjustment of the exercise price and the number of shares issuable under the warrants upon the occurrence of specified events, such as a merger, stock split, reverse stock split, stock dividend, or recapitalization. The warrants were not registered, but were issued in reliance upon the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act.

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

3. Pursuant to the Private Equity Line Agreement, on June 22, 2000, we issued and sold 177,515 common shares, par value $0.01 a share, to Kingsbridge Capital Limited for $3.38 a share. The purchase price paid by Kingsbridge was 88% of an average market price of the common shares. We paid $21,000 in commissions to Brean Murray & Co., Inc. in connection with this sale. The common shares were sold to Kingsbridge in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act. We have filed a registration statement under the Securities Act of 1933 to permit Kingsbridge to resell these shares to the public.


Item 5.  Other Information

THE CORRESTORE PATCH

         We are developing the CorRestore(TM) patch, a new cardiac implant designed by CorRestore, LLC, for use in heart surgeries called surgical anterior ventricular restoration, or SAVR. During SAVR, the surgeon restores, or remodels, an enlarged, poor functioning left ventricle to more normal size and function by inserting an implant, in most instances, or closing the defect directly. We entered into a license agreement as of June 2, 2000 giving us exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore patch, subject to the terms and conditions of the license agreement. Our objective is to obtain regulatory clearance or approval to sell the CorRestore patch and other regulatory approvals necessary to market outside the United States and to have the patch used in SAVR surgeries. Our initial target market is SAVR surgeries on patients with dilated ischemic cardiomyopathy due to a previous myocardial infarction involving the anterior wall of the ventricle. Ischemic cardiomyopathy is a damaged heart muscle caused by the obstruction of the inflow of blood from the arteries, resulting in an enlarged ventricle. Myocardial infarction is the death of an area of the middle muscle layer in the heart wall.

MARKET OVERVIEW

         Congestive heart failure is when the heart is unable to pump enough blood to meet the circulation needs of the body. It is the number one cause of death for persons over age 65. Approximately 5,000,000 persons in the United States have been diagnosed with congestive heart failure, and each year an estimated 550,000 additional persons in the United States are diagnosed with this condition. An estimated 30% of those with congestive heart failure are in Class III or IV, based on the New York Heart Association classifications. These classifications divide patients into four classes based on how debilitating their condition is. Of these patients in Classes III and IV, only approximately 61% survive one year after they are diagnosed with congestive heart failure, and, for all classes, there is a 40% annualized rate of admission to the hospital for congestive heart failure.

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

         Ventricular remodeling is a surgical technique that can be used to treat some patients suffering from congestive heart failure. It involves reducing the size of the ventricle to restore more normal function. During SAVR, the surgeon restores, or remodels, an enlarged, poor functioning left ventricle to more normal size and function by inserting an implant, in most instances, or closing the defect directly. Two heart surgeons and their company, CorRestore LLC, have designed and patented a patch for use in SAVR that they believe is easier to implant and provides a better seal against leaks at the perimeter than existing patches, which are formed by the surgeon during the surgery out of dacron or bovine pericardium tissue. These existing patches take time for the surgeon to form, can be difficult to insert, and can leak around the edges. One study of SAVR surgeries using existing dacron patches indicates a higher 12-month and 18-month survival rate and a lower hospital re-admission rate for patients undergoing SAVR.

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


BUSINESS STRATEGY

         Our objective is to obtain regulatory clearance or approval to sell the CorRestore patch and to have the patch used in SAVR surgeries. Key elements of our strategy are as follows:

         Obtain Regulatory Clearance or Approval for the CorRestore Patch. We are currently working with the inventors to design and execute the preliminary and definitive clinical tests necessary to obtain regulatory approvals for the CorRestore patch, including FDA clearance and CE certification. We currently believe that the CorRestore patch is eligible to seek 510(k) clearance to market the product in the United States. If human clinical trials are required by the FDA, we will have to file IDE applications with the FDA before beginning the human clinical trials. However, the FDA could require a PMA application, which would require significantly more time and expense. We expect to discuss the regulatory requirements for the CorRestore patch with the FDA before filing an IDE application. Assuming the FDA requires 510(k) clearance and not PMA approval, and human clinical trials are not required, we expect the process of development, testing, application, clearance and preparing to manufacture the product to take approximately one year and to cost us approximately $2,000,000. If the 510(k) process requires human clinical trials, we expect the process of development, testing, application, clearance and preparing to manufacture the product to take approximately two years and to cost us approximately $3,800,000. If PMA approval is required, the time and cost of development, testing, application, clearance and preparing to manufacture the product could be significantly greater. These expenditures will require us to raise additional capital.

         Target Surgical Procedures Where Benefits Have Been Demonstrated. Our initial target market is SAVR surgeries on Class III and IV congestive heart failure patients with dilated ischemic cardiomyopathy due to a previous myocardial infarction in the anterior wall of the left ventricle. Dilated ischemic cardiomyopathy is a damaged heart muscle caused by the obstruction of the inflow of blood from the arteries and resulting in an enlarged ventricle. Myocardial infarction is death of an area of the middle muscle layer in the heart wall. One study of SAVR surgeries on these patients, using patches that were formed by the surgeon during the surgery out of dacron, indicates a higher 12-month and 18-month survival rate and a lower hospital re-admission rate for patients undergoing SAVR. These existing patches take time for the surgeon to form, can be difficult to insert, and can leak around the edges. Therefore, we believe it will be possible to demonstrate the clinical benefits of the CorRestore patch and to gain market acceptance for this product in connection with these surgeries.

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

         Invest in Marketing and Sales Activities. Once the CorRestore patch may be marketed and sold in the United States, we expect to use our existing distribution network of direct sales employees to distribute the product in the United States. We expect to be dependent on international distributors for international sales of the CorRestore patch products. We also expect to invest in marketing and sales efforts to increase the medical community's exposure to the CorRestore patch, including participation in trade shows, conducting seminars and direct advertising. We expect to realize some synergies with our Cerebral Oximeter selling efforts because our sales personnel will be calling on some of the same customers to sell both products.

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


PRODUCT

         We are developing the CorRestore patch for use in SAVR surgeries. During SAVR, the surgeon restores, or remodels, an enlarged, poor functioning left ventricle to more normal size and function by inserting an implant, in most instances, or closing the defect directly. SAVR is currently generally performed using a patch that is formed by the surgeon during the surgery out of dacron or bovine pericardium tissue. These existing patches take time for the surgeon to form, can be difficult to insert, and can leak around the edges.

         As a result of these problems, the inventors developed a non-circular bovine pericardium, or cow heart-sac, tissue patch with an integrated soft dacron suture ring. It is being developed to make SAVR easier for the surgeon and to provide a better seal on the edges of the patch to minimize leaking. The inventors and their company, CorRestore LLC, filed for a patent with respect to their patch, which was issued in part in February 2000 and expires in May 2018. Other claims under the patent application are still pending. The claims allowed relate primarily to the product design of a soft suture ring integrated with a patch.

         We plan to offer kits containing the patches, needles, strips of pericardium, sizers, holders and sutures to hospitals performing SAVR. We currently expect the retail price of these kits to be $3,500 to $5,000, although we have done only preliminary market research regarding our proposed pricing. See "Competition." Prices to distributors will be significantly discounted from the retail price. Because of the requirements for sterility and pursuant to our license agreement, the patches and kits will be manufactured for us by PM Devices, Inc. We will be dependent on PM Devices, Inc. to develop and conduct the in vitro and animal testing required for FDA clearance or approval of the CorRestore patch and to manufacture our entire requirements for the patches. We have already entered into a Contract Development and Manufacturing Agreement with PM Devices, Inc.

LICENSE AGREEMENT

         We entered into a license agreement as of June 2, 2000 with the inventors and their company, CorRestore LLC. The license grants us exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore patch and related products and accessories for SAVR, subject to the terms and conditions of the license agreement. The license also grants us the right to use the names of the inventors and CorRestore on patch products, as trademarks and in advertising, as long as they do not object to such use within 20 days after the proposed use is submitted to them. We also have specified rights to future developments relating to the patch products if we incorporate the developments in the patch products, begin testing them, receive clearances to market them and actually begin marketing them within specified time periods. Transfer and sublicensing of our licenses are restricted by the license agreement.

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

We have agreed to pay all of the expenses of such consultation, of clinical testing of the CorRestore patch and of the existing patent and future patent applications or registrations after the date of the license. We are dependent on the inventors for further development of the CorRestore patch, training doctors in SAVR and training our personnel and customers in the use of the CorRestore patch.

         In exchange for the license and consulting services, we agreed to the following compensation for CorRestore, LLC and its agent, Wolfe & Company:

- A royalty of 10% of our net sales of products subject to the licenses, for the term of the patent relating to the CorRestore patch, or for 10 years from the date of the first commercial sale if the patent is determined to be invalid.
- Five-year warrants to purchase up to 400,000 common shares at $3.00 a share. The warrants became exercisable to purchase 300,000 shares immediately and become exercisable to purchase an additional 50,000 shares when we receive clearance or approval from the FDA to market the CorRestore patch in the United States and another 50,000 shares when we receive CE certification for the CorRestore patch. The warrant expires when the license terminates, except that the vested portion of the warrant remains exercisable for an additional 90 days or, if the licenses terminate because of specified breaches by us, for the remaining term of the warrant.
- Subject to shareholder approval, five-year warrants to purchase 2,100,000 common shares at $3.00 a share, to be granted when we receive clearance or approval from the FDA to market the CorRestore patch in the

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

     The warrant expires when the license terminates, except that the vested portion of the warrant remains exercisable for an additional 90 days or, if the licenses terminate because of specified breaches by us, for the remaining term of the warrant. CorRestore, LLC may terminate our licenses if we do not obtain shareholder approval for the issuance of this warrant.
- A consulting fee of $25,000 a year to each of the inventors until we sell 1,000 CorRestore patches.

         We have also agreed to increase the size of our Board of Directors and add CorRestore's designee as a director, if CorRestore designates a person by June 2, 2001. We have also agreed to cooperate with CorRestore to establish a mutually acceptable medical advisory board to provide us with information and advice regarding the CorRestore patch. The inventors and CorRestore LLC also agreed to specified confidentiality, non-competition and non-solicitation provisions in the license agreement and we agreed to specified confidentiality provisions in the license agreement.

         CorRestore, LLC and the inventors may terminate the licenses as follows:

- In their sole discretion, within 120 days after we consummate specified types of business combination transactions with another entity and the holders of our common shares immediately before the transaction hold less than 50% of the surviving entity's or its ultimate parent's outstanding voting securities immediately after the transaction, but only if (1) the transaction is consummated before June 2, 2002, and (2) the consideration received by our shareholders in the transaction has a fair market value of less than $10.00 a share.
- In their sole discretion, if Bruce J. Barrett ceases to be our chief executive officer or ceases to be responsible for our activities relating to the licenses, but only if (1) one of these events happens before June 2, 2005, and (2) CorRestore, LLC, or either of the inventors exercises the right to terminate within 120 days after the event occurs.
- In their sole discretion, if we materially breach specified covenants in the license agreement and fail to cure the breach within 90 days (30 days for payment obligations) after CorRestore, LLC notifies us of the breach, but only if CorRestore, LLC exercises its right to terminate within 120 days after the 90-day cure period expires.
- In their sole discretion, if we do not obtain shareholder approval of the issuance of the warrants to purchase 2,100,000 common shares on or before the date we must issue the warrants.
- In their sole discretion, if our common shares are delisted from The Nasdaq Stock Market and are not re-listed within 90 days, but only if CorRestore, LLC exercises its right to terminate within 120 days after the 90-day period expires.
- In their sole discretion, if we make an assignment for the benefit of our creditors or voluntarily commence any bankruptcy, receivership, insolvency or liquidation proceedings and the action is not reversed or terminated within 90 days, but only if CorRestore, LLC exercises its right to terminate within 120 days after the 90-day period expires.
- CorRestore, LLC may exclude specified countries from the geographic scope of the license if we have not begun marketing the CorRestore patch products or begun the process of obtaining necessary regulatory approval to sell CorRestore patch products in that country within one year after the date we file a 510(k) clearance application or PMA approval application with the FDA with respect to the CorRestore patch products. The countries may be excluded from the license only if we fail to cure the breach of this provision within 90 days after CorRestore, LLC notifies us of the breach.

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

         We may terminate the licenses as follows:

- In our sole discretion, within 120 days after we sign a definitive agreement for specified types of business combination transactions with another entity and the holders of our common shares immediately before the transaction hold less than 50% of the surviving entity's or its ultimate parent's outstanding voting securities immediately after the transaction. If we use this provision to terminate the licenses, we must pay $1,000,000 to CorRestore, LLC and the inventors.
- In our sole discretion, if CorRestore, LLC or either of the inventors materially breaches specified covenants in the license agreement and fails to cure such breach within 90 days after we notify the applicable party of the breach, but only if we exercise our right to terminate within 120 days after the 90-day cure period expires.

COMPETITION

         The CorRestore patch will compete against existing patches, which are formed by the surgeon during SAVR surgeries out of dacron or bovine pericardium tissue. These existing patches take time for the surgeon to form, can be difficult to insert, and can leak around the edges. Although we believe the CorRestore patch has important advantages over patches that are currently used, including its ease of use and better seal against leaks at the edge, existing patches are significantly less expensive. In addition to promoting SAVR in general as a treatment for congestive heart failure, we will have to convince users that the advantages of the CorRestore patch outweigh its additional cost. At least one study using dacron patches indicates that they are effective. SAVR is in the early stages of its development and, if it develops, the market for patches used in SAVR might become highly competitive. There are many larger companies in this industry that have significantly larger research and development budgets than ours. Competitors may be able to develop additional or better treatments for congestive heart failure.

         We believe that a manufacturer's reputation for producing effective, sterile, reliable and technically advanced and patented products, clinical literature, association with leaders in the field, references from users, surgeon convenience and price are the principal competitive factors in the medical supply industry.

INSURANCE

         Because the Cerebral Oximeter and the CorRestore patch are intended to be used in hospital critical care units with patients who may be seriously ill or may be undergoing dangerous procedures, we might be exposed to serious potential products liability claims. We have obtained products liability insurance with a liability limit of $2,000,000. We expect to increase this coverage when we begin human clinical trials, if they are required, or when we begin selling the CorRestore patches because of the higher risk associated with this product. We also maintain coverage for property damage or loss, general liability, business interruption, travel-accident, directors' and officers' liability and workers' compensation. We do not maintain key-man life insurance.

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

         We have incurred net losses in every year of our existence. From our inception on January 15, 1982 through August 31, 2000, we incurred an accumulated deficit of $49,305,659, including a net loss of $4,665,291 for the year ended November 30, 1999 and $2,804,000 for the nine months ended August 31, 2000. Companies such as ours frequently encounter delays, expenses, problems and uncertainties in developing products and markets for new products. We do not believe that our product sales will be sufficient to support our operations in fiscal 2000 or fiscal 2001, for many reasons, including:

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

For the foreseeable future, we believe that we will continue to incur net losses. It is possible that we will never become profitable. Due to our history of losses and our current financial condition, our independent auditors' report includes an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

DEVELOPMENT OF THE CORRESTORE PATCH COULD ADVERSELY AFFECT OPERATING RESULTS, DISTRACT MANAGEMENT AND DILUTE SHAREHOLDERS.

         Assuming the FDA requires 510(k) clearance and not PMA approval, and human clinical trials are not required, we expect the process of development, testing, application, clearance and preparing to manufacture the product to take approximately one year and to cost us approximately $2,000,000. If the 510(k) process requires human clinical trials, we expect the process of development, testing, application, clearance and preparing to manufacture the product to take approximately two years and to cost us approximately $3,800,000. We we will not be able to sell the patch in the United States until FDA clearance or approval is obtained. Our efforts to develop and market this patch could disrupt our ongoing Cerebral Oximeter business and distract our management and employees, and they are expected to increase our expenses significantly. In addition, pursuant to our CorRestore licenses, we have granted warrants to purchase 400,000 common shares at an exercise price of $3.00 a share, and have agreed to issue warrants to purchase an additional 2,100,000 common shares, subject to obtaining shareholder approval, at an exercise price of $3.00 a share. These warrants will increase our expenses and could dilute the interests of our existing shareholders. We might be required to issue additional common shares to finance the development of the CorRestore patch, which could further dilute the interests of our existing shareholders.

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


THE MEDICAL PRODUCTS INDUSTRY IS INTENSELY COMPETITIVE.

         We believe that the markets for cerebral oximetry products and the CorRestore patch, if they develop, may become highly competitive. We know of foreign companies that have sold products relating to cerebral metabolism monitoring for research or evaluation. In addition, if and when the CorRestore patch is developed, it will compete against existing patches, which are formed by the surgeon during SAVR surgeries out of dacron or bovine pericardium tissue. These existing patches take time for the surgeon to form, can be difficult to insert, and can leak around the edges. Although we believe the CorRestore patch has important advantages over patches that are currently used, existing patches are significantly less expensive and at least one study using dacron patches indicates that they are effective.

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

         These potential competitors may be more successful than we are in manufacturing and marketing their products, and may be able to take advantage of the significant time and effort we have invested to gain medical acceptance of cerebral oximetry and the time and effort we expect to invest to gain medical acceptance of SAVR and the CorRestore patch. In addition, one patent issued to an unaffiliated third party and relating to cerebral oximetry expired in 1999, two patents issued to an unaffiliated third party and relating to cerebral oximetry expired in 1998, and two patents issued to an unaffiliated third party and relating to cerebral oximetry expire in 2000. These expiring patents will make that technology generally available and potentially help the development of competing products. Successful commercial development of competing products could lead to loss of market share and lower margins and have an adverse effect on our business, financial condition and results of operations.

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

WE EXPECT TO NEED SUBSTANTIAL ADDITIONAL FINANCING TO FUND OUR OPERATIONS.

         We will require substantial additional capital to further develop our products, to commercialize our products and to sustain our operations. If we sell the remaining 507,206 common shares to Kingsbridge pursuant to the Private Equity Line Agreement, based on current market prices, we expect that the net proceeds of those sales will be adequate to satisfy our operating and capital requirements through December 2000. By that time, we will be required to raise additional cash either though additional sales of our products, through sales of securities, by incurring indebtedness or by some combination of these alternatives. We do not believe that our product sales will be sufficient to sustain our operations at that time and we have no current commitments for any debt financing. We have engaged Brean Murray & Co, Inc. as our exclusive placement agent in connection with a private placement or public offering of newly-issued securities. Final terms and conditions of the offering will be subject to, among other things, the satisfactory completion by Brean Murray of such inquiry and investigation of the transactions and of us as Brean Murray deems reasonably appropriate and to the absence in Brean Murray's reasonable determination of a material adverse change in the conditions in the markets for the offering or the financial markets generally. In addition, the type and amount of securities, if any, that might ultimately be issued in any such offering have not yet been determined and will be dependent on negotiations with the underwriter, any private placement investor, market conditions and our then current estimate of the proceeds necessary or desired to sustain our operations. There can be no assurance that such offering will occur or that we will be able to raise any capital or capital in amounts we desire, or on terms and conditions acceptable to us. We have no other current commitments for any additional sales of securities, other than pursuant to the Private Equity Line Agreement if we obtain shareholder approval to issue additional shares. In the past, we have raised required capital through sales of additional equity securities. If we are unable to raise additional cash by that time, we will be required to reduce or discontinue our operations.

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

Each of these factors could shorten the length of time our cash and cash equivalents on hand and the cash we receive from sales of our common shares under the Private Equity Line Agreement will sustain our operations. When we need additional financing, it might not be available on terms acceptable to us or at the times we require it, if at all, and such financing will likely dilute the interests of existing shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         One international distributor accounted for approximately 23% of our net revenues for fiscal 1999. In addition, in fiscal 2000 we entered into an exclusive distributor agreement with Nellcor Puritan Bennett Export, Inc. currently covering 39 countries for our Cerebral Oximeter. The loss of either of these distributors could have an adverse effect on our business, financial condition and results of operations.


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

         We will be dependent on a third party to test and manufacture the CorRestore patch. Our license agreement limits the parties that we may engage. We have engaged PM Devices, Inc. to manufacture the CorRestore patch. The ultimate success of our CorRestore business is dependent on our ability to manage the manufacturer of the CorRestore patch. If we are unsuccessful in managing the manufacturer of the CorRestore patch, our business could be adversely affected.

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

                                       Somanetics Corporation
                                       --------------------------
                                       (Registrant)




Date:    October 9, 2000               By:/s/ Bruce J. Barrett
         ------------------               --------------------------------------
                                       Bruce J. Barrett
                                       President and Chief Executive Officer
                                       (Duly Authorized and Principal Financial
                                       Officer)

                                  EXHIBIT INDEX



EXHIBIT                                             DESCRIPTION
---------                                           -----------
27.1           Financial Data Schedule.