Form 10-Q
period 2001-02-28
SOMANETICS CORP
filed 2001-04-12
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended FEBRUARY 28, 2001

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

        Number of common shares outstanding at April 12, 2001: 8,075,081

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION



                                 BALANCE SHEETS

                                                                                  February 28,               November 30,
ASSETS                                                                                2001                       2000
                                                                                -----------------         -----------------
CURRENT ASSETS:                                                                    (Unaudited)                 (Audited)
    Cash and cash equivalents .......................................             $     22,347              $    122,299
    Accounts receivable, net of allowance for doubtful accounts of
       $0 and $0 at February 28, 2001 and November 30, 2000,
       respectively .................................................                1,082,284                 1,349,726
    Inventory .......................................................                  839,649                   613,930
    Prepaid expenses ................................................                   92,998                    83,100
                                                                                  ------------              ------------
       Total current assets .........................................                2,037,278                 2,169,055
                                                                                  ------------              ------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment .........................................                1,488,541                 1,471,114
    Furniture and fixtures ..........................................                  183,497                   183,497
    Leasehold improvements ..........................................                  165,642                   165,642
                                                                                  ------------              ------------
       Total ........................................................                1,837,680                 1,820,253
    Less accumulated depreciation and amortization ..................               (1,451,368)               (1,384,000)
                                                                                  ------------              ------------
       Net property and equipment ...................................                  386,312                   436,253
                                                                                  ------------              ------------
OTHER ASSETS:
    Intangible assets, net ..........................................                  982,116                 1,038,688
    Other ...........................................................                   37,142                    15,000
                                                                                  ------------              ------------
       Total other assets ...........................................                1,019,258                 1,053,688
                                                                                  ------------              ------------
TOTAL ASSETS ........................................................             $  3,442,848              $  3,658,996
                                                                                  ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ................................................             $    803,247              $    508,647
    Notes payable - bank line of credit .............................                  134,727                         -
    Accrued liabilities .............................................                  145,865                   267,184
                                                                                  ------------              ------------
       Total current liabilities ....................................                1,083,839                   775,831
                                                                                  ------------              ------------
COMMITMENTS AND CONTINGENCIES .......................................                        -                         -
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding ..............................                        -                         -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 6,750,081 shares at February 28, 2001,
       and 6,637,087 at November 30, 2000 ...........................                   67,501                    66,371
    Additional paid-in capital ......................................               53,126,410                52,940,540
    Accumulated deficit .............................................              (50,834,902)              (50,123,746)
                                                                                  ------------              ------------
       Total shareholders' equity ...................................                2,359,009                 2,883,165
                                                                                  ------------              ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................             $  3,442,848              $  3,658,996
                                                                                  ============              ============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              For the Three-Month
                                                                Periods Ended
                                                     -----------------------------------
                                                      February 28,          February 29,
                                                         2001                   2000
                                                     -------------         -------------

NET REVENUES ..................................       $ 1,437,492          $ 1,037,615
COST OF SALES .................................           600,159              493,358
                                                      -----------          -----------
GROSS MARGIN ..................................           837,333              544,256
                                                      -----------          -----------

OPERATING EXPENSES:
      Research, development and engineering ...           207,288              103,025
      Selling, general and administrative .....         1,346,658            1,361,756
                                                      -----------          -----------
                Total operating expenses ......         1,553,946            1,464,781
                                                      -----------          -----------
OPERATING LOSS ................................          (716,613)            (920,525)
                                                      -----------          -----------

OTHER INCOME (EXPENSE):
      Interest expense ........................              (242)                   -
      Interest income .........................             5,699               34,597
                                                      -----------          -----------
          Total other income - net ............             5,457               34,597
                                                      -----------          -----------
NET LOSS ......................................       $  (711,156)         $  (885,928)
                                                      ===========          ===========

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED ..........................       $      (.11)         $      (.15)
                                                      ===========          ===========
WEIGHTED AVERAGE SHARES
    OUTSTANDING ...............................         6,746,315            6,035,597
                                                      ===========          ===========




                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    For the Three Month
                                                                                      Periods Ended
                                                                            --------------------------------
                                                                             February 28,       February 29,
                                                                                 2001             2000
                                                                            --------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................                     $  (711,156)        $  (885,928)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization ...................                         129,831              81,019
      Changes in assets and liabilities:
          Accounts receivable decrease ................                         267,442              46,021
          Inventory (increase) ........................                        (225,719)           (340,340)
          Prepaid expenses (increase) decrease ........                          (9,898)             15,422
          Other assets (increase) .....................                         (22,142)                  -
          Accounts payable increase (decrease) ........                         294,600            (106,553)
          Accrued liabilities (decrease) ..............                        (121,319)            (54,958)
                                                                            -----------         -----------
            Net cash (used in) operations .............                        (398,361)         (1,245,317)
                                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment (net) .........                         (23,318)            (16,664)
                                                                            -----------         -----------
            Net cash (used in) investing activities ...                         (23,318)            (16,664)
                                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable - bank line of credit .....                         134,727                   -
  Proceeds from issuance of common shares .............                         187,000                   -
                                                                            -----------         -----------
            Net cash provided by financing activities..                         321,727                   -
                                                                            -----------         -----------

NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS .........................................                         (99,952)         (1,261,981)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ...........................................                         122,299           1,423,423
                                                                            -----------         -----------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD ...........................................                     $    22,347         $   161,442
                                                                            ===========         ===========





                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2001



1.       ORGANIZATION AND OPERATIONS

         We are a Michigan corporation that was formed in January 1982. We develop, manufacture and market the INVOS(R) Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the brain. The Cerebral Oximeter is based on our proprietary In Vivo Optical Spectroscopy, or INVOS, technology. INVOS analyzes various characteristics of human blood and tissue by measuring and analyzing low-intensity visible and near infrared light transmitted into portions of the body. We are also developing the CorRestore(TM) patch for use in cardiac repair and reconstruction, including heart surgeries called surgical anterior ventricular restoration, or SAVR. We have incurred expenses in designing, developing, marketing and selling our products, and in raising capital for our business.

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

         The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the three-month period ended February 28, 2001, do not necessarily indicate the results that you should expect for the year ending November 30, 2001. Although we expect to incur an operating loss for fiscal year 2001, we expect to achieve positive earnings before interest, taxes, depreciation and amortization by the fourth quarter of fiscal 2001. You should read the unaudited interim financial statements together with the financial statements and related footnotes for the year ended November 30, 2000 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

         We have incurred an accumulated deficit of $50,834,902 through February 28, 2001. We had working capital of $953,439, cash and cash equivalents of $22,347, total current liabilities of $1,083,839 and shareholders' equity of $2,359,009 as of February 28, 2001.

         We believe that markets exist for the products we have developed and are developing; however, whether our products will be successful is uncertain. You should consider the following factors in evaluating the likelihood of our success: our limited resources and current financial condition, the problems and expenses frequently encountered by companies forming a new business, our ability to raise new funds, our ability to develop, apply and market new technology, and our industry and competitive environment.

         For further discussion of our financial condition, including recent sales of securities, our working capital, our liquidity resources, requirements and plans, and our ability to continue as a going concern, please refer to "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                FEBRUARY 28, 2001



3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:



                                                 February 28, 2001          November 30, 2000
                                                 -----------------          -----------------

           Finished goods...................       $    83,455                  $   36,374
           Work in process..................           243,101                     124,127
           Purchased components.............           513,093                     453,429
                                                   -----------                  ----------
                Total.......................       $   839,649                  $  613,930
                                                   ===========                  ==========


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

         In exchange for the licenses and consulting services, we agreed to the following compensation for CorRestore LLC and its agent, Wolfe & Company: (1) a royalty of 10% of our "net sales" of products subject to the licenses, (2) five-year warrants to purchase up to 400,000 Common Shares at $3.00 a share, exercisable to purchase 300,000 shares immediately and to purchase an additional 50,000 shares upon our receipt of clearance or approval from the FDA to market the CorRestore(TM) patch in the United States and another 50,000 shares upon our receipt of CE certification for the CorRestore(TM) patch, (3) additional five-year warrants to purchase up to 2,100,000 common shares at $3.00 a share, to be granted when we receive clearance or approval from the FDA to market the CorRestore(TM) patch in the United States, exercisable based on our cumulative net sales of the CorRestore(TM) patch products, and (4) a consulting fee of $25,000 a year to each of the inventors until we sell 1,000 CorRestore(TM) patches.

         License acquisition costs consist of professional service fees recorded at cost, our estimate of the fair value of the ten-year vested stock options to purchase 50,000 common shares at $3.00 a share granted to one of our directors in connection with negotiating and assisting us in completing the transaction, and our estimate of the fair value of the 300,000 common share vested portion of the five-year warrants to purchase up to 400,000 common shares at $3.00 a share issued in the transaction. We estimated the value of the stock options to purchase 50,000 common shares using the Black-Scholes valuation model with the following assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 111.16%, risk-free interest rate of 7.5%, expected life of 4 years and dividend yield of 0%. We estimated the value of the warrants to purchase 300,000 common shares using the Black-Scholes valuation model with the following assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 111.16%, risk-free interest rate of 7.5%, expected life of 5 years and dividend yield of 0%.

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                FEBRUARY 28, 2001

         These costs are being amortized on the straight-line method over 5 years. Intangible assets consist of:



                                                 February 28, 2001          November 30, 2000
                                                 -----------------          -----------------

           License acquisition costs........      $ 1,096,898                  $ 1,096,898
           Patents and trademarks...........          111,733                      111,733
                                                  -----------                  -----------
                Sub-total...................        1,208,631                    1,208,631
           Less accumulated amortization....         (226,515)                    (169,943)
                                                  -----------                  -----------
                Total.......................      $   982,116                  $ 1,038,688
                                                  ===========                  ===========


         Intangible assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

         Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. Common shares issuable under stock options and warrants have not been included in the computation of the net loss per Common Share - diluted, because such inclusion would be antidilutive. As of February 28, 2001 and February 29, 2000, we had outstanding 2,452,051 and 1,634,981, respectively, of warrants and options to purchase common shares.

         Accounting Pronouncements Effective December 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement had no impact on our financial statements.

4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                     February 28, 2001           November 30, 2000
                                                     -----------------           -----------------

         Accrued sales commissions...............       $ 62,986                    $ 117,045
         Professional fees.......................         33,500                       94,000
         Accrued insurance.......................         30,823                       24,361
         Accrued incentive.......................         11,064                       17,500
         Accrued warranty........................          7,250                        7,000
         Accrued interest........................            242                            -
         Other...................................              -                        7,278
                                                        --------                    ---------
             Total...............................       $145,865                    $ 267,184
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

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                FEBRUARY 28, 2001


6.       COMMON STOCK

         On December 4, 2000, we completed the sale of 112,994 common shares to Kingsbridge, at a price of $1.77 per share, for gross proceeds of $200,000.

         Effective December 4, 2000, we granted 10-year options under the 1991 Stock Option Plan to purchase 14,667 common shares, and we granted 10-year options under the 1997 Stock Option Plan to purchase 180,333 common shares, to 27 of our key employees (including officers) and one of our consultants at an exercise price of $1.97 per share (the closing sale price of the common shares as of the date of grant). Stock Options issued to non-employees are valued at the date of grant using the Black Scholes valuation model, and are expensed as compensation expense over the vesting period of the stock option.

         Effective February 22, 2001, we granted to five of our directors, who are not officers or employees, 10-year options under the 1997 Stock Option Plan to purchase an aggregate of 10,000 common shares at an exercise price of $2.31 per share (the closing sale price of the common shares as of the date of grant).

         On February 22, 2001, our shareholders approved the issuance of warrants to purchase 2,100,000 common shares to CorRestore LLC under specified circumstances pursuant to our CorRestore(TM) license agreement and to issue the underlying shares upon exercise of those warrants.

         On February 22, 2001, our shareholders approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of common shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 325,000 shares, from 1,335,000 to 1,660,000 shares.

7.       NOTES PAYABLE - BANK LINE OF CREDIT

         On February 13, 2001, we entered into a Loan and Security Agreement with Crestmark Bank for a working capital line of credit for up to $750,000, collateralized by all of our assets. Under the Agreement, Crestmark Bank may, but is not obligated to, lend us amounts we request from time to time, up to $750,000, if no default exists. The loans are limited by a borrowing base based on qualifying accounts receivable and lender reserves. The loan is payable on demand, and collections of our receivables are directed to Crestmark Bank in payment of any outstanding balance of the loan.

         The principal amount outstanding bears interest, payable monthly, at the prime rate (8% at April 9, 2001) plus 2% plus a 2.4% service fee, and we paid a $45,000 commitment fee for the loan. Through February 28, 2001, we have borrowed $275,025 under the agreement and repaid $140,298 in principal amount through Crestmark's collection of our receivables. As of February 28, 2001, $561,952 was available for borrowing, at Crestmark's discretion, under the facility. We have agreed to use the proceeds of the loans solely as working capital. The line of credit requires us to maintain minimum tangible net worth of $500,000 and a ratio of total liabilities to tangible net worth not to exceed 3:1. The line of credit terminates upon Crestmark's demand.

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                FEBRUARY 28, 2001

8.       SUBSEQUENT EVENTS

         Effective March 5, 2001, we de-registered the remaining shares originally registered for resale by Kingsbridge Capital Limited under the Private Equity Line Agreement, because we no longer intend to sell any more shares to Kingsbridge, except upon any exercise of its warrant, and Kingsbridge is no longer publicly offering for resale the shares subject to the warrant we granted to Kingsbridge. On April 10, 2001, we mutually agreed with Kingsbridge to terminate the Private Equity Line Agreement, the related Registration Rights Agreement, and Kingsbridge's right to the discount on any unsold shares, in exchange for our payment of $200,000 to Kingsbridge.

         Effective March 5, 2001, we granted 10-year options under the 1997 Stock Option Plan to purchase 322,800 common shares to seven of our key employees (including officers) at an exercise price of $2.00 per share (the closing sale price of the common shares as of the date of grant).

         From March 1, 2001 through April 9, 2001, we have borrowed $645,025 under the Loan and Security Agreement with Crestmark Bank, and have repaid $496,884 in principal amount under that agreement through Crestmark's collection of our receivables. As of April 9, 2001, our outstanding principal loan balance was $282,868, and $443,921 was available for borrowing, at Crestmark's discretion, under the facility. We expect to pay our outstanding principal loan balance from the proceeds of the April 9, 2001 offering described below.

         On April 9, 2001, we completed the private placement of 1,325,000 newly-issued common shares at a price of $1.75 per share, for gross proceeds of $2,318,750. Our estimated net proceeds, after deducting the placement agent's commission and the estimated expenses of the offering, were approximately $2,200,000. Brean Murray & Co., Inc. was our exclusive placement agent for the offering and received for its services (1) $104,362.50 as a placement agent fee, and (2) warrants to purchase 25,000 common shares at $2.10 per share exercisable during the four-year period beginning April 9, 2002. A. Brean Murray, one of our directors, and his wife control Brean Murray & Co., Inc. In addition, the Brean Murray & Co., Inc. Profit Sharing Plan purchased 32,285 common shares in the offering, and Robert R. Henry, one of our directors, purchased 100,000 common shares in the offering.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2001

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

RESULTS OF OPERATIONS

OVERVIEW

         We develop, manufacture and market the INVOS Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the brain. We are also developing the CorRestore(TM) patch for use in cardiac repair and reconstruction, including heart surgeries called surgical anterior ventricular restoration, or SAVR. The model 4100 Cerebral Oximeter was introduced in October 1997 and we began shipping the model 4100 in the first quarter of fiscal 1998. During the third quarter of fiscal 1999, we introduced our new model 5100 Cerebral Oximeter at an international trade show, and began international shipments of the model 5100 in August 1999. The model 5100 Cerebral Oximeter has the added capability of being able to monitor pediatric patients. In September 2000, we received clearance from the FDA to market the model 5100 Cerebral Oximeter in the United States. In June 2000, we entered into a license agreement for the CorRestore patch, which requires testing and FDA clearance or approval before we can sell it in the United States.

         During fiscal 2000 and the first quarter of fiscal 2001, our primary activities consisted of sales and marketing of the Cerebral Oximeter and the related disposable SomaSensor. We had an accumulated deficit of $50,834,902 through February 28, 2001. We believe that our accumulated deficit will continue to increase for the foreseeable future.

                             SOMANETICS CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)

                               FEBRUARY 28, 2001

         We derive our revenues from sales of Cerebral Oximeters and SomaSensors to our distributors and to hospitals in the United States through our direct sales employees. We recognize revenues when we ship our products to our distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. Our primary expenses, excluding the cost of our products, are selling, general and administrative and research, development and engineering. Beginning in the third quarter of fiscal 1999, we offered to Baxter Limited in Japan to exchange model 4100 Cerebral Oximeters for model 3100A Cerebral Oximeters (which we scrapped) and cash equal to the difference in sales prices of the two models, as a result of the Japanese Ministry of Health and Welfare approval in the first quarter of fiscal 1999 to market the model 4100 in Japan. Such sales reduce our average unit sales price and overall gross margin. Also, during fiscal 1998, we began a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase at a premium a minimum monthly quantity of SomaSensors.

THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2000

         Our net revenues increased approximately $400,000, or 39%, from $1,037,615 in the three-month period ended February 29, 2000 to $1,437,492 in the three-month period ended February 28, 2001. The increase in net revenues is primarily attributable to:

         - an increase in United States sales of approximately $209,000, from approximately $586,000 in the first quarter of fiscal 2000 to approximately $795,000 in the first quarter of fiscal 2001. This increase is primarily due to a 42% increase in sales of the disposable SomaSensor.
         - an increase in international sales of approximately $191,000, from approximately $451,000 in the first quarter of fiscal 2000 to approximately $642,000 in the first quarter of fiscal 2001. This increase is primarily due to purchases of the Cerebral Oximeter and SomaSensor by Tyco Healthcare AG, formerly Nellcor Puritan Bennett Export, Inc.

         Approximately 45% of our net revenues in the first quarter of fiscal 2001 were export sales, compared to approximately 44% of our net revenues in the first quarter of fiscal 2000. Sales of SomaSensors, model 4100 Cerebral Oximeters, model 5100 Cerebral Oximeters, and model 4100 exchanges as a percentage of net revenues were as follows:


                                                                     PERCENT OF NET REVENUE
                                                                    FIRST QUARTER OF FISCAL
              PRODUCT                                           2001                      2000
              -------                                       ------------              ------------

              SomaSensors........................                52%                        49%
              Model 4100 Cerebral Oximeters......                44%                        36%
              Model 5100 Cerebral Oximeters......                 4%                         7%
              Model 4100 Exchanges...............                 0%                         8%
                                                             ------                    -------
                  Total..........................               100%                       100%
                                                             ======                    =======


         Two international distributors accounted for approximately 25% and 14%, respectively, of net revenues for the three months ended February 28, 2001, and one international distributor accounted for approximately 21% of net revenues for the three months ended February 29, 2000.

                             SOMANETICS CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)

                               FEBRUARY 28, 2001

         Gross margin as a percentage of net revenues was approximately 58% for the quarter ended February 28, 2001 and approximately 52% for the quarter ended February 29, 2000. The increase in gross margin as a percentage of net revenues is primarily attributable to

         - the lower percentage of model 4100 exchanges in the first quarter of fiscal 2001, and
         - the higher percentage of new model SomaSensor sales in the first quarter of fiscal 2001. This SomaSensor is less costly to manufacture than the old model SomaSensor which was still being sold in the first quarter of fiscal 2000.

         Our research, development and engineering expenses increased approximately $104,000, or 101%, from $103,025 for the three months ended February 29, 2000 to $207,288 for the three months ended February 28, 2001. The increase is primarily attributable to a $99,000 increase in costs associated with the development of the CorRestore patch.

         Selling, general and administrative expenses decreased approximately $15,000, or 1%, from $1,361,756 for the three months ended February 29, 2000 to $1,346,658 for the three months ended February 28, 2001. The decrease in selling, general and administrative expense is primarily attributable to

         - a $51,000 decrease in incentive compensation expense primarily due to our executive officers not participating in the 2001 Employee Incentive Compensation Plan in exchange for a grant of stock options,
         - a $36,000 decrease in travel and selling-related expenses primarily related to reduced trade show and travel expenditures, and
         - a $24,000 decrease in bad debts expense as a result of a distributor termination in the first quarter of fiscal 2000.

These decreases were partially offset by

         - a $54,000 increase in intangible amortization expense related to the amortization of license acquisition costs, and
         - $45,000 in connection with the Loan and Security Agreement with Crestmark Bank.

         For the three-month period ended February 28, 2001, we realized a 20% decrease in our net loss over the same period in fiscal 2000. The decrease is primarily attributable to

         -    a 39% increase in net revenues, and
         -    a 6% increase in gross margin percentage.

The decreased net loss was achieved despite

         -    a 6% increase in operating expenses, and
         - an approximately $29,000 decrease in interest income, primarily due to the absence of marketable securities in fiscal 2001.

                             SOMANETICS CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)

                               FEBRUARY 28, 2001

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the three-month period ended February 28, 2001 was approximately $398,000. Cash was used primarily to

         - fund our net loss, primarily selling, general and administrative expenses and research, development and engineering expenses, totaling approximately $581,000, before depreciation and amortization expense,
         - increase inventories by approximately $226,000, as a result of fourth quarter 2000 sales,
         - decrease accrued liabilities by approximately $121,000 as a result of payments made in fiscal 2001 and the lack of an incentive compensation accrual for executive officers in fiscal 2001.

These uses of cash were partially offset by

         - a decrease in accounts receivable of approximately $267,000, primarily because of lower first quarter 2001 sales than fourth quarter 2000 sales, and
         - an increase in accounts payable of $295,000, primarily because of increased inventories and delayed payments to vendors.

         We expect our working capital requirements to increase if sales increase. Capital expenditures in the first three months of fiscal 2001 were approximately $23,000. These expenditures were primarily for Cerebral Oximeter demonstration units and no-cap units. We expect our capital requirements to increase as a result of the costs of developing and testing the CorRestore patch.

         On December 4, 2000, we completed the sale of 112,994 common shares to Kingsbridge Capital Limited, at a price of $1.77, for gross proceeds of $200,000. Our net proceeds, after deducting the commissions and the estimated expenses of the offering, were approximately $187,000. Effective March 5, 2001, we de-registered the remaining shares originally registered for resale by Kingsbridge under the Private Equity Line Agreement, because we no longer intend to sell any more shares to Kingsbridge, except upon any exercise of its warrant, and Kingsbridge is no longer publicly offering for resale the shares subject to the warrant we granted to Kingsbridge. On April 10, 2001, we mutually agreed with Kingsbridge to terminate the Private Equity Line Agreement, the related Registration Rights Agreement, and Kingsbridge's right to the discount on any unsold shares, in exchange for our payment of $200,000 to Kingsbridge.

         On February 13, 2001, we entered into a Loan and Security Agreement with Crestmark Bank for a working capital line of credit for up to $750,000, collateralized by all of our assets. Under the agreement, Crestmark Bank may, but is not obligated to, lend us amounts we request from time to time, up to $750,000, if no default exists. The loans are limited by a borrowing base based on qualifying accounts receivable and lender reserves. The loan is payable on demand, and our collections of our receivables are directed to Crestmark Bank in payment of any outstanding balance of the loan.

                             SOMANETICS CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)

                               FEBRUARY 28, 2001

         The principal amount outstanding bears interest, payable monthly, at the prime rate (8% at April 9, 2001) plus 2% plus a 2.4% service fee, and we paid a $45,000 commitment fee for the loan. Through February 28, 2001, we have borrowed $275,025 under the agreement and repaid $140,298 in principal amount through Crestmark's collection of our receivables. As of February 28, 2001, $561,952 was available for borrowing, at Crestmark's discretion, under the facility. We have agreed to use the proceeds of the loans solely as working capital. The line of credit requires us to maintain minimum tangible net worth of $500,000 and a ratio of total liabilities to tangible net worth not to exceed 3:1. The line of credit terminates upon Crestmark's demand.

         As of February 28, 2001, we had working capital of $953,439, cash and cash equivalents of $22,347, total current liabilities of $1,083,839 and shareholder's equity of $2,359,009.

         Assuming the FDA requires 510(k) clearance and not PMA approval for the CorRestore patch, and human clinical trials are not required, we expect the process of development, testing, application, clearance and preparing to manufacture the product to take approximately one year and to cost us approximately $750,000. If the 510(k) process requires human clinical trials, we expect the process of development, testing, application, clearance and preparing to manufacture the product to take approximately two years and to cost us approximately $1,500,000.

         We believe that the cash and cash equivalents on hand at February 28, 2001, together with the net proceeds of the April 9, 2001 private placement described below, and the estimated net borrowings available under the Crestmark Bank Loan and Security Agreement, will be adequate to satisfy our operating and capital requirements through the second quarter of fiscal 2002. By that time we will be required to raise additional cash either through additional sales of our products, through sales of securities, by incurring indebtedness or by some combination of these alternatives. If we are unable to raise additional cash by that time, we will be required to reduce or discontinue our operations.

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

         On April 9, 2001, we completed the private placement of 1,325,000 newly-issued common shares at a price of $1.75 per share, for gross proceeds of $2,318,750. Our estimated net proceeds, after deducting the placement agent's commission and the estimated expenses of the offering, were approximately $2,200,000. Brean Murray & Co., Inc. was our exclusive placement agent for the offering and received for its services (1) $104,362.50 as a placement agent fee, and (2) warrants to purchase 25,000 common shares at $2.10 per share exercisable during the four-year period beginning April 9, 2002. A. Brean Murray, one of our directors, and his wife control Brean Murray & Co., Inc. In addition, the Brean Murray & Co., Inc. Profit Sharing Plan purchased 32,285 common shares in the offering, and Robert R. Henry, one of our directors, purchased 100,000 common shares in the offering.

                             SOMANETICS CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)

                               FEBRUARY 28, 2001

         The underwriter of the June 1997 public offering received warrants to purchase 200,000 common shares exercisable at $4.80 per share until May 29, 2002. In addition, Kingsbridge Capital Limited has warrants to purchase 203,108 common shares exercisable at $4.29 per share until September 3, 2005 pursuant to the Private Equity Line Agreement. Also, CorRestore, LLC and its agent, Wolfe & Company, received warrants to purchase 400,000 common shares exercisable at $3.00 per share until June 2, 2005 pursuant to the CorRestore license agreement, and when specified events occur we agreed to issue them five-year warrants to purchase an additional 2,100,000 common shares exercisable at $3.00 per share pursuant to the CorRestore license agreement. Also, as described above, the placement agent in the April 9, 2001 private placement received warrants to purchase 25,000 common shares exercisable at $2.10 per share until April 9, 2006. It is unlikely that these warrants will be exercised if the exercise price exceeds the market price of the common shares.

         We are a party to the Loan and Security Agreement with Crestmark Bank described above. From March 1, 2001 through April 9, 2001, we have borrowed $645,025 under that agreement and have repaid $496,884 in principal amount under that agreement through Crestmark's collection of our receivables. As of April 9, 2001, our outstanding principal loan balance was $282,868, and $443,921 was available for borrowing, at Crestmark's discretion, under the facility. We expect to pay our outstanding principal loan balance from the proceeds of the April 9, 2001 offering described above. We do not have any other loan commitments.

         Even if we receive additional capital, we might not be able to achieve the level of sales necessary to sustain our operations, and we will incur the costs of developing and testing the CorRestore patch before we realize any revenues from the patch. We might not be able to obtain any funds on terms acceptable to us and at times required by us through sales of our products, sales of securities or loans in sufficient quantities. Our Independent Auditors' report in our Annual Report on Form 10-K for the fiscal year ended November 30, 2000 contains an explanatory paragraph relating to an uncertainty concerning our ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

         The following securities of ours were sold by us during fiscal 2001 without being registered under the Securities Act:

                  1. Pursuant to the Private Equity Line Agreement, on December 4, 2000, we issued and sold 112,994 common shares, par value $0.01 a share, to Kingsbridge Capital Limited for $1.77 a share. The purchase price paid by Kingsbridge was 86% of an average market price of the common shares. We paid $7,000 in commissions to Brean Murray & Co., Inc. in connection with this sale. The common shares were sold to Kingsbridge in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act. We filed a registration statement under the Securities Act of 1933 to permit Kingsbridge to resell these shares to the public. After these shares were sold, effective March 5, 2001, we de-registered the remaining shares.

                  2. On April 9, 2001, we issued and sold 1,325,000 common shares, par value $0.01 a share to 21 accredited investors for $1.75 a share in a private placement. We paid $104,362.50 as a placement agent fee to Brean Murray & Co., Inc. in connection with these sales, and granted Brean Murray & Co., Inc. warrants to purchase 25,000 common shares at $2.10 a share exercisable during the four-year period beginning April 9, 2002 in connection with these sales. The common shares were sold to accredited investors and the warrants were granted to Brean Murray & Co., Inc. in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D under the Securities Act.


Item 4.           Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Shareholders was held on February 22, 2001. At the Annual Meeting, Bruce J. Barrett and A. Brean Murray were elected as directors and the terms of office of Daniel S. Follis, Dr. James I. Ausman, H. Raymond Wallace and Robert R. Henry as directors continued after the meeting. 5,829,268 votes were cast for Mr. Barrett's election and 309,604 votes were withheld from Mr. Barrett's election, and 6,051,061 votes were cast for Mr. Murray's election and 87,811 votes were withheld from Mr. Murray's election. There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

         In addition, at the Annual Meeting of Shareholders, the shareholders approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of common shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 325,000 shares, from 1,335,000 to 1,660,000 shares. 5,684,243 votes were cast in favor of this proposal, 420,546 votes were cast against this proposal, and 34,083 votes abstained on this proposal. There were no broker non-votes in connection with the amendment to the 1997 Stock Option plan at the Annual Meeting.

         In addition, at the Annual Meeting of Shareholders, the shareholders approved (1) our issuance and sale, from time to time, of up to 3,000,000 common shares (including the 714,484 common shares already issued) for a cash price between 86% and 90% of the then current average market price of our common shares in a private placement to Kingsbridge Capital Limited pursuant to the Private Equity Line Agreement dated March 6, 2000, (2) our issuance and sale of a warrant to purchase up to 200,000 common shares to Kingsbridge, and (3) our issuance and sale of the common shares subject to the warrant if it is exercised, all pursuant to Nasdaq Rule 4310(c)(25)(H). 1,735,814 votes were cast in favor of this proposal, 357,258 votes were cast against this proposal, and 25,210 votes abstained on this proposal. There were no broker non-votes in connection with this proposal at the Annual Meeting. After the Annual Meeting, we terminated the Private Equity Line Agreement.

         In addition, at the Annual Meeting of Shareholders, the shareholders approved our issuance and sale of warrants to purchase an aggregate of up to 2,500,000 common shares at $3.00 a share to CorRestore LLC and its agent, and our issuance and sale of the common shares subject to the warrants if they are exercised, pursuant to the License Agreement, dated as of June 2, 2000, all pursuant to Nasdaq Rule 4310(c)(25)(H). Even though shareholders approved the issuance and sale of these warrants and common shares, warrants to purchase 2,100,000 of the shares will not be issued until we receive clearance or approval from the FDA to market the CorRestore(TM) patch in the United States, and these warrants will become exercisable based on our cumulative net sales of the CorRestore(TM) patch products. 1,844,749 votes were cast in favor of this proposal, 254,345 votes were cast against this proposal, and 19,188 votes abstained on this proposal. There were no broker non-votes in connection with this proposal.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Loan and Security Agreement, dated as of February 13, 2001, between Somanetics Corporation and Crestmark Bank.

               10.2 Amendment to Employment Agreement, dated as of March 5, 2001, between Somanetics Corporation and Bruce J. Barrett.

               10.3 Restated Somanetics Corporation 2001 Employee Incentive Compensation Plan, dated as of March 5, 2001.

               10.4 Termination Agreement, dated as of March 29, 2001, between Somanetics Corporation and Kingsbridge Capital Limited.

               10.5 Engagement Letter, dated as of March 29, 2001, between Somanetics Corporation and Brean Murray & Co., Inc.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by us during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Somanetics Corporation
                                   --------------------------
                                   (Registrant)




Date:  April 12, 2001              By:/s/ William M. Iacona
       ---------------               --------------------------------------
                                   William M. Iacona
                                   Vice President, Finance, Controller, and
                                   Treasurer (Duly Authorized and Principal
                                   Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT                               DESCRIPTION

10.1 Loan and Security Agreement, dated as of February 13, 2001, between Somanetics Corporation and Crestmark Bank.
10.2 Amendment to Employment Agreement, dated as of March 5, 2001, between Somanetics Corporation and Bruce J. Barrett.
10.3 Restated Somanetics Corporation 2001 Employee Incentive Compensation Plan, dated as of March 5, 2001.
10.4 Termination Agreement, dated as of March 29, 2001, between Somanetics Corporation and Kingsbridge Capital Limited.
10.5 Engagement Letter, dated as of March 29, 2001, between Somanetics Corporation and Brean Murray & Co., Inc.