Form 10-Q
period 2001-05-31
SOMANETICS CORP
filed 2001-07-06
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the quarterly period ended MAY 31, 2001

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
             For the transition period from           to
                                            ---------    ---------

                         Commission file number 0-19095

                             SOMANETICS CORPORATION
             (Exact name of registrant as specified in its charter)

                           MICHIGAN                                              38-2394784
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

         Number of common shares outstanding at July 6, 2001: 8,075,081

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION



                                 BALANCE SHEETS

                                                                                     May 31,                 November 30,
ASSETS                                                                                2001                       2000
                                                                                -----------------         -----------------
CURRENT ASSETS:                                                                    (Unaudited)                 (Audited)
    Cash and cash equivalents..........................................         $     1,036,141           $       122,299
    Accounts receivable................................................                 809,620                 1,349,726
    Inventory..........................................................               1,077,430                   613,930
    Prepaid expenses...................................................                  50,962                    83,100
                                                                                ---------------           ---------------
       Total current assets............................................               2,974,153                 2,169,055
                                                                                ---------------           ---------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment............................................               1,567,497                 1,471,114
    Furniture and fixtures.............................................                 183,497                   183,497
    Leasehold improvements.............................................                 165,642                   165,642
                                                                                ---------------           ---------------
       Total...........................................................               1,916,636                 1,820,253
    Less accumulated depreciation and amortization.....................              (1,508,913)               (1,384,000)
                                                                                ---------------           ---------------
       Net property and equipment......................................                 407,723                   436,253
                                                                                ---------------           ---------------
OTHER ASSETS:
    Intangible assets, net.............................................                 925,543                 1,038,688
    Other..............................................................                  15,000                    15,000
                                                                                ---------------           ---------------
       Total other assets..............................................                 940,543                 1,053,688
                                                                                ---------------           ---------------
TOTAL ASSETS...........................................................         $     4,322,419           $     3,658,996
                                                                                ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................         $       517,931           $       508,647
    Accrued liabilities................................................                 136,452                   267,184
                                                                                ---------------           ---------------
       Total current liabilities.......................................                 654,383                   775,831
                                                                                ---------------           ---------------
COMMITMENTS AND CONTINGENCIES..........................................                    --                        --
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................                    --                        --
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 8,075,081 shares at May 31, 2001
       and 6,637,087 shares at November 30, 2000.......................                  80,751                    66,371
    Additional paid-in capital.........................................              55,271,963                52,940,540
    Accumulated deficit................................................             (51,684,678)              (50,123,746)
                                                                                ---------------           ---------------
       Total shareholders' equity......................................               3,668,036                 2,883,165
                                                                                ---------------           ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................         $     4,322,419           $     3,658,996
                                                                                ===============           ===============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                        Three Months                           Six Months
                                                                        Ended May 31,                         Ended May 31,
                                                               ------------------------------        ------------------------------
                                                                  2001               2000               2001               2000
                                                               -----------        -----------        -----------        -----------
NET REVENUES ...........................................       $ 1,261,513        $ 1,430,066        $ 2,699,006        $ 2,467,680
COST OF SALES ..........................................           417,679            718,469          1,017,838          1,211,827
                                                               -----------        -----------        -----------        -----------
GROSS MARGIN ...........................................           843,834            711,597          1,681,168          1,255,853
                                                               -----------        -----------        -----------        -----------

OPERATING EXPENSES:
   Research, development and engineering ...............           194,816            112,501            402,104            215,526
   Selling, general and administrative .................         1,505,019          1,491,944          2,851,677          2,852,865
                                                               -----------        -----------        -----------        -----------
       Total operating expenses ........................         1,699,835          1,604,445          3,253,781          3,068,391
                                                               -----------        -----------        -----------        -----------

OPERATING LOSS .........................................          (856,001)          (892,848)        (1,572,613)        (1,812,538)
                                                               -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE):
   Loss on sale of securities ..........................              --              (55,062)              --              (55,062)
   Interest expense ....................................            (2,458)              --               (2,701)              --
   Interest income .....................................             8,684             25,025             14,383             58,786
                                                               -----------        -----------        -----------        -----------
       Total other income (expense) ....................             6,226            (30,037)            11,682              3,724
                                                               -----------        -----------        -----------        -----------
NET LOSS ...............................................       $  (849,775)       $  (922,885)       $(1,560,931)       $(1,808,814)
                                                               -----------        -----------        -----------        -----------


NET LOSS PER COMMON SHARE -
    BASIC AND DILUTED ..................................       $     (0.11)       $     (0.15)       $     (0.22)       $     (0.30)
                                                               -----------        -----------        -----------        -----------


WEIGHTED AVERAGE SHARES
    OUTSTANDING ........................................         7,513,396          6,158,429          7,134,070          6,097,349
                                                               ===========        ===========        ===========        ===========





                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    For the Six Month
                                                                                  Periods Ended May 31,
                                                                            ----------------------------------
                                                                               2001                    2000
                                                                            -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................................         $(1,560,931)           $(1,808,814)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization ...............................             254,764                164,684
      Changes in assets and liabilities:
          Accounts receivable (increase) decrease .................             540,106               (284,226)
          Inventory (increase) ....................................            (463,500)              (285,043)
          Prepaid expenses decrease ...............................              32,138                 33,099
          Accounts payable increase (decrease) ....................               9,284                (52,937)
          Accrued liabilities (decrease) ..........................            (130,732)               (69,540)
                                                                            -----------            -----------
            Net cash (used in) operations .........................          (1,318,871)            (2,302,777)
                                                                            -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities .....................                --                  303,565
  Acquisition of property and equipment (net) .....................            (113,088)               (79,188)
                                                                            -----------            -----------
            Net cash (used in) provided by investing activities ...            (113,088)               224,377
                                                                            -----------            -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares .........................           2,345,801                861,054
                                                                            -----------            -----------
            Net cash provided by financing activities .............           2,345,801                861,054
                                                                            -----------            -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .....................................................             913,842             (1,217,346)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD .......................................................             122,299              1,423,423
                                                                            -----------            -----------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD .......................................................         $ 1,036,141            $   206,077
                                                                            ===========            ===========



                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2001



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

         The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the six-month period ended May 31, 2001 do not necessarily indicate the results that you should expect for the year ending November 30, 2001. You should read the unaudited interim financial statements together with the financial statements and related footnotes for the year ended November 30, 2000 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

         We have incurred an accumulated deficit of $51,684,678 through May 31, 2001. We had working capital of $2,319,770, cash and cash equivalents of $1,036,141, total current liabilities of $654,383 and shareholders' equity of $3,668,036 as of May 31, 2001.

         We believe that markets exist for the products we have developed and are developing; however, whether our products will be successful is uncertain. You should consider the following factors in evaluating the likelihood of our success: our limited resources and current financial condition, the problems and expenses frequently encountered by companies developing a new business, our ability to raise new funds, our ability to develop, apply and market new technology, and our industry and competitive environment.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2001


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                                    May 31, 2001             November 30, 2000
                                                    ------------             -----------------
Finished goods...................                    $   77,932                  $   36,374
Work in process..................                       268,227                     124,127
Purchased components.............                       731,271                     453,429
                                                     ----------                  ----------
     Total.......................                    $1,077,430                  $  613,930
                                                     ==========                  ==========

         Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. License acquisition costs are related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore(TM) patch and related products and accessories.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2001

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

These costs are being amortized on the straight-line method over 5 years. Intangible assets consist of:

                                                   May 31, 2001                November 30, 2000
                                                   ------------                -----------------
License acquisition costs .............            $ 1,096,898                    $ 1,096,898
Patents and trademarks ................                111,733                        111,733
                                                   -----------                    -----------
     Sub-total ........................              1,208,631                      1,208,631
Less accumulated amortization .........               (283,088)                      (169,943)
                                                   -----------                    -----------
     Total ............................            $   925,543                    $ 1,038,688
                                                   ===========                    ===========

         Intangible assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

         Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. Common shares issuable under stock options and warrants have not been included in the computation of the net loss per Common Share - diluted, because such inclusion would be antidilutive. As of May 31, 2001 and May 31, 2000, we had outstanding 2,685,515 and 1,944,981, respectively, of warrants and options to purchase common shares.

         Accounting Pronouncements Effective December 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement had no impact on our financial statements.

         Reclassifications - Certain reclassifications have been made to the financial statements for 2000 to conform to the 2001 presentation.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2001

4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                       May 31, 2001               November 30, 2000
                                                       ------------               -----------------
Accrued sales commissions .................              $ 70,000                     $117,045
Professional fees .........................                21,500                       94,000
Accrued insurance .........................                11,932                       24,361
Accrued incentive .........................                24,220                       17,500
Accrued warranty ..........................                 8,800                        7,000
Other .....................................                  --                          7,278
                                                         --------                     --------
      Total ...............................              $136,452                     $267,184
                                                         ========                     ========

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2001

         Effective March 5, 2001, we de-registered the remaining shares originally registered for resale by Kingsbridge Capital Limited under the Private Equity Line Agreement, because we no longer intend to sell any more shares to Kingsbridge, except upon any exercise of its warrant, and Kingsbridge is no longer publicly offering for resale the shares subject to the warrant we granted to them. On April 10, 2001, we mutually agreed with Kingsbridge to terminate the Private Equity Line Agreement, the related Registration Rights Agreement, and Kingsbridge's right to the discount on any unsold shares, in exchange for our payment of $200,000 to Kingsbridge.

         On April 9, 2001, we completed the private placement of 1,325,000 newly-issued common shares at a price of $1.75 per share, for gross proceeds of $2,318,750. Our estimated net proceeds, after deducting the placement agent's commission and the estimated expenses of the offering, were approximately $2,159,000. Brean Murray & Co., Inc. was our exclusive placement agent for the offering and received for its services (1) $104,362.50 as a placement agent fee, and (2) warrants to purchase 25,000 common shares at $2.10 per share exercisable during the four-year period beginning April 9, 2002. A. Brean Murray, one of our directors, and his wife control Brean Murray & Co., Inc. In addition, the Brean Murray & Co., Inc. Profit Sharing Plan purchased 32,285 common shares in the offering, and Robert R. Henry, one of our directors, purchased 100,000 common shares in the offering.

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

         The principal amount outstanding bears interest, payable monthly, at the prime rate (6.75% at July 2, 2001) plus 2% plus a 2.4% service fee, and we paid a $45,000 commitment fee for the loan. Through May 31, 2001, we have borrowed $920,050 under the agreement and repaid $920,050 in principal amount through Crestmark's collection of our receivables and by using some of the proceeds from our April 9, 2001 offering. As of May 31, 2001, $628,629 was available for borrowing, at Crestmark's discretion, under the facility. We have agreed to use the proceeds of the loans solely as working capital. The line of credit requires us to maintain minimum tangible net worth of $500,000 and a ratio of total liabilities to tangible net worth not to exceed 3:1. The line of credit terminates upon Crestmark's demand.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2001

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

         It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses and ability to continue as a going concern, our current dependence on the Cerebral Oximeter and SomaSensor, the challenges associated with developing new products, the uncertainty of acceptance of our products by the medical community, the lengthy sales cycle for our products, competition in our markets, our need for additional financing, our dependence on our distributors, and the other factors discussed under the caption "Risk Factors" and elsewhere in our Registration Statement on Form S-3 (file no. 333-59376) effective May 3, 2001 and elsewhere in this report.

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

RESULTS OF OPERATIONS

OVERVIEW

         We develop, manufacture and market the INVOS Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the brain. We are also developing the CorRestore(TM) patch for use in cardiac repair and reconstruction, including heart surgeries called surgical anterior ventricular restoration, or SAVR. The model 4100 Cerebral Oximeter was introduced in October 1997 and we began shipping the model 4100 in the first quarter of fiscal 1998. During the third quarter of fiscal 1999, we introduced our new model 5100 Cerebral Oximeter at an international trade show, and began international shipments of the model 5100 in August 1999. The model 5100 Cerebral Oximeter has the added capability of being able to monitor pediatric patients. In September 2000, we received clearance from the FDA to market the model 5100 Cerebral Oximeter in the United States. In June 2000, we entered into a license agreement for the CorRestore patch, which requires testing and FDA clearance or approval before we can sell it in the United States. During the second quarter of fiscal 2001, we submitted our 510(k) application to the FDA for the CorRestore patch, and are awaiting FDA clearance to market the CorRestore patch in the United States.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2001

         During fiscal 2000 and the first two quarters of fiscal 2001, our primary activities consisted of sales and marketing of the Cerebral Oximeter and the related disposable SomaSensor. We had an accumulated deficit of $51,684,678 through May 31, 2001. We believe that our accumulated deficit will continue to increase for the foreseeable future.

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

THREE MONTHS ENDED MAY 31, 2001 COMPARED TO THREE MONTHS ENDED MAY 31, 2000

         Our net revenues decreased approximately $169,000, or 12%, from $1,430,066 in the three-month period ended May 31, 2000 to $1,261,513 in the three-month period ended May 31, 2001. The decrease in net revenues is primarily attributable to a decrease in international sales of approximately $694,000, from approximately $769,000 in the second quarter of fiscal 2000 to approximately $75,000 in the second quarter of fiscal 2001. This decrease is primarily due to the initial stocking order for model 4100 and model 5100 Cerebral Oximeters and SomaSensors by Tyco Healthcare AG, formerly Nellcor Puritan Bennett Export Inc., in the second quarter of fiscal 2000, delays in marketing the Cerebral Oximeter in 39 markets, including Europe, in fiscal 2001, and reduced purchases by Baxter Limited in Japan in the second quarter of fiscal 2001. We expect international revenues to return to more normal levels by the fourth quarter of fiscal 2001.

The decrease in net revenues was partially offset by

         - An increase in United States sales of approximately $525,000, from approximately $661,000 in the second quarter of fiscal 2000 to approximately $1,186,000 in the second quarter of fiscal 2001. This increase is primarily attributable to increased sales of the disposable SomaSensor, increased sales of the Cerebral Oximeter, and initial purchases of demonstration equipment by independent sales representatives.

         - a 35% increase in the average selling price of Cerebral Oximeters, and a 26% increase in the average selling price of SomaSensors, primarily as a result of a change in the sales mix between sales in the United States and sales to international distributors, a change in the United States sales mix between direct sales of the Cerebral Oximeter and no-cap placements of the Cerebral Oximeter, and the initial stocking purchase by Tyco Healthcare AG, at lower per unit prices, in the second quarter of fiscal 2000.

         Approximately 6% of our net revenues in the second quarter of fiscal 2001 were export sales, compared to approximately 54% of our net revenues in the second quarter of fiscal 2000. Sales of SomaSensors, model 5100 Cerebral Oximeters, and model 4100 Cerebral Oximeters as a percentage of net revenues were as follows:

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2001



                                                                     PERCENT OF NET REVENUE
                                                                    SECOND QUARTER OF FISCAL
PRODUCT                                                         2001                       2000
-------                                                   -----------------         -----------------
SomaSensors ...................................                  59%                        46%
Model 5100 Cerebral Oximeters .................                  27%                        24%
Model 4100 Cerebral Oximeters .................                  14%                        30%
                                                          -----------------         -----------------
    Total .....................................                 100%                       100%
                                                          =================         =================


Two international distributors accounted for approximately 33% and 13%, respectively, of net revenues for the three months ended May 31, 2000.

         Gross margin as a percentage of net revenues was approximately 67% for the quarter ended May 31, 2001 and approximately 50% for the quarter ended May 31, 2000. The increase in gross margin as a percentage of net revenues is primarily attributable to a 35% increase in the average selling price of Cerebral Oximeters and a 26% increase in the average selling price of SomaSensors described above.

         Our research, development and engineering expenses increased approximately $82,000, or 73%, from $112,501 for the three months ended May 31, 2000 to $194,816 for the three months ended May 31, 2001. The increase is primarily attributable to a $94,000 increase in costs associated with the development of the CorRestore patch.

     Selling, general and administrative expenses increased approximately $13,000, or 1%, from $1,491,944 for the three months ended May 31, 2000 to $1,505,019 for the three months ended May 31, 2001. The increase in selling, general and administrative expense is primarily attributable to

         - a $200,000 termination fee related to the Kingsbridge Capital Limited Private Equity Line, and

         - a $54,000 increase in intangible amortization expense related to the amortization of license acquisition costs.

These increases were partially offset by

         - a $144,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of a reduction in the number of employees, principally sales and marketing, since June 1, 2000 (from an average of 42 employees for the quarter ended May 31, 2000 to an average of 33 employees for the quarter ended May 31,
              2001), and

         - a $130,000 decrease in travel and selling-related expenses primarily related to reduced trade show and travel expenses.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2001

         For the three-month period ended May 31, 2001, we realized a 8% decrease in our net loss over the same period in fiscal 2000. The decrease is primarily attributable to

         -    a 17% increase in gross margin percentage, and

         - a $55,000 decrease in realized losses on sales of securities due to a realized loss on the sale of marketable securities in the second quarter of fiscal 2000.

The decreased net loss was achieved despite

         -    a 12% decrease in net revenues, and

         -    a 6% increase in operating expenses.

SIX MONTHS ENDED MAY 31, 2001 COMPARED TO SIX MONTHS ENDED MAY 31, 2000

         Our net revenues increased approximately $231,000, or 9%, from $2,467,680 in the six-month period ended May 31, 2000 to $2,699,006 in the six-month period ended May 31, 2001. The increase in net revenues is primarily attributable to

         - An increase in United States sales of approximately $734,000, from approximately $1,247,000 in the first two quarters of fiscal 2000 to approximately $1,981,000 in the first two quarters of fiscal 2001. This increase is primarily attributable to increased sales of the disposable SomaSensor, increased sales of the Cerebral Oximeter, and initial purchases of demonstration equipment by independent sales representatives.

         - a 16% increase in the average selling price of Cerebral Oximeters, and a 10% increase in the average selling price of SomaSensors, primarily as a result of a change in the sales mix between sales in the United States and sales to international distributors, and a change in the United States sales mix between direct sales of the Cerebral Oximeter and no-cap placements of the Cerebral Oximeter.

The increase in net revenues was partially offset by a decrease in international sales of approximately $503,000, from approximately $1,220,000 in the first two quarters of fiscal 2000 to approximately $717,000 in the first two quarters of fiscal 2001. This decrease is primarily due to reduced purchases by Baxter Limited in Japan, the initial stocking order for model 4100 and model 5100 Cerebral Oximeters and SomaSensors by Tyco Healthcare AG in the second quarter of fiscal 2000, and delays in marketing the Cerebral Oximeter in 39 markets, including Europe, in fiscal 2001.

         Approximately 27% of our net revenues in the first two quarters of fiscal 2001 were export sales, compared to approximately 49% of our net revenues in the first two quarters of fiscal 2000. Sales of SomaSensors, model 4100 Cerebral Oximeters, model 5100 Cerebral Oximeters, and model 4100 exchanges as a percentage of net revenues were as follows:

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2001


                                                                     PERCENT OF NET REVENUE
                                                                  FIRST TWO QUARTERS OF FISCAL
PRODUCT                                                         2001                       2000
-------                                                   -----------------         -----------------
SomaSensors........................                              55%                        47%
Model 4100 Cerebral Oximeters......                              30%                        33%
Model 5100 Cerebral Oximeters......                              15%                        17%
Model 4100 Exchanges...............                               0%                         3%
                                                          -----------------         -----------------
    Total..........................                             100%                       100%
                                                          =================         =================


         One international distributor accounted for approximately 13% of net revenues for the six months ended May 31, 2001, and two international distributors accounted for approximately 19% and 17%, respectively, of net revenues for the six months ended May 31, 2000.

         Gross margin as a percentage of net revenues was approximately 62% for the six months ended May 31, 2001 and approximately 51% for the six months ended May 31, 2000. The increase in gross margin as a percentage of net revenues is primarily attributable to a 16% increase in the average selling price of Cerebral Oximeters, and a 10% increase in the average selling price of SomaSensors described above.

         Our research, development and engineering expenses increased approximately $187,000, or 87%, from $215,526 for the six months ended May 31, 2000 to $402,104 for the six months ended May 31, 2001. The increase is primarily attributable to a $193,000 increase in costs associated with the development of the CorRestore patch.

     Selling, general and administrative expenses decreased approximately $1,000, from $2,852,865 for the six months ended May 31, 2000 to $2,851,677 for the six months ended May 31, 2001. The decrease in selling, general and administrative expense is primarily attributable to

         - a $166,000 decrease in travel and selling-related expenses primarily related to reduced trade show and travel expenses,

         - a $155,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of a reduction in the number of employees, principally sales and marketing, since June 1, 2000 (from an average of 42 employees for the six months ended May 31, 2000 to an average of 34 employees for the six months ended May 31, 2001), and

         - an $84,000 decrease in incentive compensation expense primarily due to our executive officers not participating in the 2001 Employee Incentive Compensation Plan in exchange for a grant of stock options.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2001

These decreases were partially offset by

         - a $200,000 termination fee related to the Kingsbridge Capital Limited Private Equity Line,

         - a $110,000 increase in intangible amortization expense related to the amortization of license acquisition costs, and

         - $45,000 in connection with the Loan and Security Agreement with Crestmark Bank.

         For the six-month period ended May 31, 2001, we realized a 14% decrease in our net loss over the same period in fiscal 2000. The decrease is primarily attributable to

         -    a 9% increase in net revenues,

         -    an 11% increase in gross margin percentage, and

         - a $55,000 decrease in realized losses on sales of securities due to a realized loss on the sale of marketable securities in the second quarter of fiscal 2000.

The decreased net loss was achieved despite

         -    a 6% increase in operating expenses, and

         - an approximately $44,000 decrease in interest income, primarily due to the absence of marketable securities for fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the six-month period ended May 31, 2001 was approximately $1,319,000. Cash was used primarily to

         - fund our net loss, primarily selling, general and administrative expenses and research, development and engineering expenses, totaling approximately $1,306,000, before depreciation and amortization expense,

         - increase inventories by approximately $464,000, primarily due to a depletion of inventory resulting from fourth quarter 2000 sales, and the purchase of components related to our new generation SomaSensor, and

         - decrease accrued liabilities by approximately $131,000 as a result of payments made in fiscal 2001.

These uses of cash were partially offset by a decrease in accounts receivable of approximately $540,000, primarily because of lower second quarter 2001 sales than fourth quarter 2000 sales.

         We expect our working capital requirements to increase if sales increase. Capital expenditures in the first six months of fiscal 2001 were approximately $113,000. Approximately $64,000 of these expenditures were for Cerebral Oximeter demonstration units and no-cap units, and approximately $49,000 of these expenditures were for manufacturing tooling for our new generation SomaSensor. We expect our capital requirements to increase as a result of the costs of developing and testing the CorRestore patch.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2001

         On December 4, 2000, we completed the sale of 112,994 common shares to Kingsbridge Capital Limited, at a price of $1.77, for gross proceeds of $200,000. Our net proceeds, after deducting the commissions and the estimated expenses of the offering, were approximately $187,000. Effective March 5, 2001, we de-registered the remaining shares originally registered for resale by Kingsbridge under the Private Equity Line Agreement, because we no longer intend to sell any more shares to Kingsbridge, except upon any exercise of its warrant, and Kingsbridge is no longer publicly offering for resale the shares subject to the warrant we granted to them. On April 10, 2001, we mutually agreed with Kingsbridge to terminate the Private Equity Line Agreement, the related Registration Rights Agreement, and Kingsbridge's right to the discount on any unsold shares, in exchange for our payment of $200,000 to Kingsbridge.

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

         The principal amount outstanding bears interest, payable monthly, at the prime rate (6.75% at July 2, 2001) plus 2% plus a 2.4% service fee, and we paid a $45,000 commitment fee for the loan. Through May 31, 2001, we have borrowed $920,050 under the agreement and repaid $920,050 in principal amount through Crestmark's collection of our receivables, and by using some of the proceeds from our April 9, 2001 offering. As of May 31, 2001, $628,629 was available for borrowing, at Crestmark's discretion, under the facility. We have agreed to use the proceeds of the loans solely as working capital. The line of credit requires us to maintain minimum tangible net worth of $500,000 and a ratio of total liabilities to tangible net worth not to exceed 3:1. The line of credit terminates upon Crestmark's demand.

         On April 9, 2001, we completed the private placement of 1,325,000 newly-issued common shares at a price of $1.75 per share, for gross proceeds of $2,318,750. Our estimated net proceeds, after deducting the placement agent's commission and the estimated expenses of the offering, were approximately $2,159,000. Brean Murray & Co., Inc. was our exclusive placement agent for the offering and received for its services (1) $104,362.50 as a placement agent fee, and (2) warrants to purchase 25,000 common shares at $2.10 per share exercisable during the four-year period beginning April 9, 2002. A. Brean Murray, one of our directors, and his wife control Brean Murray & Co., Inc. In addition, the Brean Murray & Co., Inc. Profit Sharing Plan purchased 32,285 common shares in the offering, and Robert R. Henry, one of our directors, purchased 100,000 common shares in the offering.

         As of May 31, 2001, we had working capital of $2,319,770, cash and cash equivalents of $1,036,141, total current liabilities of $654,383 and shareholder's equity of $3,668,036.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2001

         We believe that the cash and cash equivalents on hand at May 31, 2001, together with the estimated net borrowings available under the Crestmark Bank Loan and Security Agreement, will be adequate to satisfy our operating and capital requirements through the second quarter of fiscal 2002. By that time we will be required to raise additional cash either through additional sales of our products, through sales of securities, by incurring indebtedness or by some combination of these alternatives. If we are unable to raise additional cash by that time, we will be required to reduce or discontinue our operations.

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

         We are a party to the Loan and Security Agreement with Crestmark Bank described above. As of July 2, 2001, we had no outstanding principal loan balance, and $495,830 was available for borrowing, at Crestmark's discretion, under the facility. We do not have any other loan commitments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Registration Rights Agreement, dated as of April 9, 2001, among Somanetics Corporation and the selling shareholders, incorporated by reference to Exhibit 4.3 to the Somanetics Corporation Registration Statement on Form S-3 (file no. 333-59376) filed April 23, 2001 and effective May 3, 2001.

            10.2 Form of Warrant Agreement and Warrant, dated April 9, 2001, between Somanetics Corporation and Brean Murray & Co., Inc., incorporated by reference to Exhibit 4.4 to the Somanetics Corporation Registration Statement on Form S-3 (file no. 333-59376) filed April 23, 2001 and effective May 3, 2001.

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed by us during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Somanetics Corporation
                                        --------------------------
                                        (Registrant)




Date: July 6, 2001                      By:/s/ William M. Iacona
      ------------------                   -----------------------
                                        William M. Iacona
                                        Vice President, Finance, Controller, and
                                        Treasurer (Duly Authorized and Principal
                                        Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT                           DESCRIPTION

10.1 Registration Rights Agreement, dated as of April 9, 2001, among Somanetics Corporation and the selling shareholders, incorporated by reference to Exhibit 4.3 to the Somanetics Corporation Registration Statement on Form S-3 (file no. 333-59376) filed April 23, 2001 and effective May 3, 2001.

10.2 Form of Warrant Agreement and Warrant, dated April 9, 2001, between Somanetics Corporation and Brean Murray & Co., Inc., incorporated by reference to Exhibit 4.4 to the Somanetics Corporation Registration Statement on Form S-3 (file no. 333-59376) filed April 23, 2001 and effective May 3, 2001.