Form 10-Q
period 2001-08-31
SOMANETICS CORP
filed 2001-10-03
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                 For the quarterly period ended AUGUST 31, 2001

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
              For the transition period from            to
                                             ----------    ----------

                         Commission file number 0-19095

                             SOMANETICS CORPORATION
             (Exact name of registrant as specified in its charter)

                        MICHIGAN                                                          38-2394784
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

                          Yes      X     No
                              ----------    ----------

               Number of common shares outstanding at October 3, 2001: 8,075,081

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION



                                 BALANCE SHEETS

                                                                                   August 31,                November 30,
ASSETS                                                                                2001                       2000
                                                                                -----------------         -----------------
CURRENT ASSETS:                                                                    (Unaudited)                 (Audited)
    Cash and cash equivalents..........................................         $       424,088           $       122,299
    Accounts receivable................................................                 651,942                 1,349,726
    Inventory..........................................................                 977,897                   613,930
    Prepaid expenses...................................................                  57,398                    83,100
                                                                                ---------------           ---------------
       Total current assets............................................               2,111,325                 2,169,055
                                                                                ---------------           ---------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment............................................               1,609,909                 1,471,114
    Furniture and fixtures.............................................                 183,497                   183,497
    Leasehold improvements.............................................                 165,642                   165,642
                                                                                ---------------           ---------------
       Total...........................................................               1,959,048                 1,820,253
    Less accumulated depreciation and amortization.....................              (1,576,531)               (1,384,000)
                                                                                ---------------           ---------------
       Net property and equipment......................................                 382,517                   436,253
                                                                                ---------------           ---------------
OTHER ASSETS:
    Intangible assets, net.............................................                 868,970                 1,038,688
    Other..............................................................                  15,000                    15,000
                                                                                ---------------           ---------------
       Total other assets..............................................                 883,970                 1,053,688
                                                                                ---------------           ---------------
TOTAL ASSETS...........................................................         $     3,377,812           $     3,658,996
                                                                                ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................         $       408,984           $       508,647
    Accrued liabilities................................................                 124,495                   267,184
                                                                                ---------------           ---------------
       Total current liabilities.......................................                 533,479                   775,831
                                                                                ---------------           ---------------
COMMITMENTS AND CONTINGENCIES..........................................               -                         -
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................               -                         -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 8,075,081 shares at August 31, 2001
       and 6,637,087 shares at November 30, 2000.......................                  80,751                    66,371
    Additional paid-in capital.........................................              55,268,735                52,940,540
    Accumulated deficit................................................             (52,505,153)              (50,123,746)
                                                                                ---------------           ---------------
       Total shareholders' equity......................................               2,844,333                 2,883,165
                                                                                ---------------           ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................         $     3,377,812           $     3,658,996
                                                                                ===============           ===============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                          Three Months                        Nine Months
                                                                        Ended August 31,                    Ended August 31,
                                                               ------------------------------        ------------------------------
                                                                  2001               2000               2001               2000
                                                               -----------        -----------        -----------        -----------
NET REVENUES ...........................................       $ 1,110,721        $ 1,006,408        $ 3,809,727        $ 3,474,089
COST OF SALES ..........................................           390,615            421,479          1,408,453          1,633,306
                                                               -----------        -----------        -----------        -----------
GROSS MARGIN ...........................................           720,106            584,929          2,401,274          1,840,783
                                                               -----------        -----------        -----------        -----------

OPERATING EXPENSES:
   Research, development and engineering ...............           221,010            110,594            623,114            326,119
   Selling, general and administrative .................         1,326,302          1,413,622          4,177,980          4,266,488
                                                               -----------        -----------        -----------        -----------
       Total operating expenses ........................         1,547,312          1,524,216          4,801,094          4,592,607
                                                               -----------        -----------        -----------        -----------

OPERATING LOSS .........................................          (827,206)          (939,287)        (2,399,820)        (2,751,824)
                                                               -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE):
   Loss on sale of securities ..........................              --              (78,120)              --             (133,182)
   Interest expense ....................................              --                 --               (2,701)              --
   Interest income .....................................             6,731             22,220             21,114             81,006
                                                               -----------        -----------        -----------        -----------
       Total other income (expense) ....................             6,731            (55,900)            18,413            (52,176)
                                                               -----------        -----------        -----------        -----------
NET LOSS ...............................................       $  (820,475)       $  (995,187)       $(2,381,407)       $(2,804,000)
                                                               -----------        -----------        -----------        -----------


NET LOSS PER COMMON SHARE -
    BASIC AND DILUTED ..................................       $     (0.10)       $     (0.15)       $     (0.32)       $     (0.45)
                                                               -----------        -----------        -----------        -----------


WEIGHTED AVERAGE SHARES
    OUTSTANDING ........................................         8,075,081          6,487,871          7,450,030          6,227,996
                                                               ===========        ===========        ===========        ===========





                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                         For the Nine Month
                                                                                                      Periods Ended August 31,
                                                                                                 ----------------------------------
                                                                                                    2001                   2000
                                                                                                 -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................................................           $(2,381,407)           $(2,804,000)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization ..................................................               378,954                306,268
      Changes in assets and liabilities:
          Accounts receivable decrease ...............................................               697,784                 91,304
          Inventory (increase) .......................................................              (363,967)              (404,181)
          Prepaid expenses decrease ..................................................                25,702                 16,882
          Other assets (increase) ....................................................                  --                  (46,789)
          Accounts payable (decrease) ................................................               (99,663)               (92,360)
          Accrued liabilities (decrease) .............................................              (142,689)              (167,885)
                                                                                                 -----------            -----------
            Net cash (used in) operations ............................................            (1,885,286)            (3,100,761)
                                                                                                 -----------            -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities ........................................                  --                  655,525
  Acquisition of property and equipment (net) ........................................              (155,500)               (90,101)
                                                                                                 -----------            -----------
            Net cash (used in) provided by investing activities ......................              (155,500)               565,424
                                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares ............................................             2,342,575              1,419,380
                                                                                                 -----------            -----------
            Net cash provided by financing activities ................................             2,342,575              1,419,380
                                                                                                 -----------            -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ........................................................................               301,789             (1,115,957)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ..........................................................................               122,299              1,423,423
                                                                                                 -----------            -----------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD ..........................................................................           $   424,088            $   307,466
                                                                                                 ===========            ===========

Non cash investing activities:
  Issuance of warrants and stock options in connection with
  license acquisition (Note 3) .......................................................                                  $ 1,050,107





                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2001



1.       ORGANIZATION AND OPERATIONS

         We are a Michigan corporation that was formed in January 1982. We develop, manufacture and market the INVOS(R) Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the brain. The Cerebral Oximeter is based on our proprietary In Vivo Optical Spectroscopy, or INVOS, technology. INVOS analyzes various characteristics of human blood and tissue by measuring and analyzing low-intensity visible and near infrared light transmitted into portions of the body. We are also developing the CorRestore(TM) patch for use in cardiac repair and reconstruction, including heart surgeries called surgical anterior ventricular endocardial restoration, or SAVER.

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

         The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the nine-month period ended August 31, 2001 do not necessarily indicate the results that you should expect for the year ending November 30, 2001. You should read the unaudited interim financial statements together with the financial statements and related footnotes for the year ended November 30, 2000 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

         We have incurred an accumulated deficit of $52,505,153 through August 31, 2001. We had working capital of $1,577,846, cash and cash equivalents of $424,088, total current liabilities of $533,479 and shareholders' equity of $2,844,333 as of August 31, 2001.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2001


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                                 August 31, 2001            November 30, 2000
                                                 ---------------            -----------------
           Finished goods...................       $    57,941                  $   36,374
           Work in process..................           219,949                     124,127
           Purchased components.............           700,007                     453,429
                                                   -----------                  ----------
                Total.......................       $   977,897                  $  613,930
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

         We entered into a License Agreement as of June 2, 2000 with the inventors and their company, CorRestore LLC. The license grants us exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore(TM) patch and related products and accessories for SAVER, subject to the terms and conditions of the license agreement. Pursuant to the license agreement, CorRestore LLC has agreed to provide various consulting services to us. We have agreed to pay all of the expenses of such consultation, of clinical testing of the CorRestore(TM) patch, training doctors in SAVER and training our personnel and customers in the use of the CorRestore(TM) patch.

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

                                 AUGUST 31, 2001

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

These costs are being amortized on the straight-line method over 5 years. Intangible assets consist of:

                                                   August 31, 2001          November 30, 2000
                                                   ---------------          -----------------
           License acquisition costs........          $ 1,096,898               $ 1,096,898
           Patents and trademarks...........              111,733                   111,733
                                                     ------------               -----------
                Sub-total...................            1,208,631                 1,208,631
           Less accumulated amortization....             (339,661)                 (169,943)
                                                     ------------               -----------
                Total.......................         $    868,970               $ 1,038,688
                                                     ============               ===========

         Intangible assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

         Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. Common shares issuable under stock options and warrants have not been included in the computation of the net loss per Common Share - diluted, because such inclusion would be antidilutive. As of August 31, 2001 and August 31, 2000, we had outstanding 2,683,328 and 2,262,081, respectively, of warrants and options to purchase common shares.

         Accounting Pronouncements Effective December 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement had no impact on our financial statements. Effective July 1, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This Statement is effective for fiscal years beginning after December 15, 2001, and establishes accounting and reporting standards for goodwill and other intangible assets. This Statement is effective for our financial statements for the fiscal year ending November 30, 2003. We have not yet determined the impact of this Statement on our financial statements.

         Reclassifications - Certain reclassifications have been made to the financial statements for 2000 to conform to the 2001 presentation.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2001

4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                       August 31, 2001           November 30, 2000
                                                       ---------------           -----------------
         Accrued sales commissions .............          $ 77,000                    $117,045
         Accrued incentive .....................            35,995                      17,500
         Accrued warranty ......................             9,500                       7,000
         Professional fees .....................             2,000                      94,000
         Accrued insurance .....................              --                        24,361
         Other .................................              --                         7,278
                                                          --------                    --------
               Total ...........................          $124,495                    $267,184
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

                                 AUGUST 31, 2001

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

         On April 9, 2001, we completed the private placement of 1,325,000 newly-issued common shares at a price of $1.75 per share, for gross proceeds of $2,318,750. Our estimated net proceeds, after deducting the placement agent's commission and the expenses of the offering, were approximately $2,156,000. Brean Murray & Co., Inc. was our exclusive placement agent for the offering and received for its services (1) $104,362.50 as a placement agent fee, and (2) warrants to purchase 25,000 common shares at $2.10 per share exercisable during the four-year period beginning April 9, 2002. A. Brean Murray, one of our directors, and his wife control Brean Murray & Co., Inc. In addition, the Brean Murray & Co., Inc. Profit Sharing Plan purchased 32,285 common shares in the offering, and Robert R. Henry, one of our directors, purchased 100,000 common shares in the offering.

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

         The principal amount outstanding bears interest, payable monthly, at the prime rate (6% at September 25, 2001) plus 2% plus a 2.4% service fee, and we paid a $45,000 commitment fee for the loan. Through August 31, 2001, we have borrowed $920,050 under the agreement and repaid $920,050 in principal amount through Crestmark's collection of our receivables and by using some of the proceeds from our April 9, 2001 offering. As of August 31, 2001, $472,388 was available for borrowing, at Crestmark's discretion, under the facility. We have agreed to use the proceeds of the loans solely as working capital. The line of credit requires us to maintain minimum tangible net worth of $500,000 and a ratio of total liabilities to tangible net worth not to exceed 3:1. The line of credit terminates upon Crestmark's demand.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2001

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

RESULTS OF OPERATIONS

OVERVIEW

         We develop, manufacture and market the INVOS Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the brain. We are also developing the CorRestore(TM) patch for use in cardiac repair and reconstruction, including heart surgeries called surgical anterior ventricular endocardial restoration, or SAVER. The model 4100 Cerebral Oximeter was introduced in October 1997 and we began shipping the model 4100 in the first quarter of fiscal 1998. During the third quarter of fiscal 1999, we introduced our new model 5100 Cerebral Oximeter at an international trade show, and began international shipments of the model 5100 in August 1999. The model 5100 Cerebral Oximeter has the added capability of being able to monitor pediatric patients. In September 2000, we received clearance from the FDA to market the model 5100 Cerebral Oximeter in the United States. In June 2000, we entered into a license agreement for the CorRestore patch, which requires testing and FDA clearance or approval before we can sell it in the United States. During the second quarter of fiscal 2001, we submitted our 510(k) application to the FDA for the CorRestore patch, and are awaiting FDA clearance to market the CorRestore patch in the United States.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2001

         During fiscal 2000 and the first three quarters of fiscal 2001, our primary activities consisted of sales and marketing of the Cerebral Oximeter and the related disposable SomaSensor. We had an accumulated deficit of $52,505,153 through August 31, 2001. We believe that our accumulated deficit will continue to increase for the foreseeable future.

         We derive our revenues from sales of Cerebral Oximeters and SomaSensors to our distributors and to hospitals in the United States through our direct sales employees and our independent sales representatives. We recognize revenues when we ship our products to our distributors or to hospitals. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. Our primary expenses, excluding the cost of our products, are selling, general and administrative and research, development and engineering. During fiscal 1998, we began a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase at a premium a minimum monthly quantity of SomaSensors.

THREE MONTHS ENDED AUGUST 31, 2001 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2000

         Our net revenues increased approximately $104,000, or 10%, from $1,006,408 in the three-month period ended August 31, 2000 to $1,110,721 in the three-month period ended August 31, 2001. The increase in net revenues is primarily attributable to

         - An increase in United States sales of approximately $335,000, or 52%, from approximately $637,000 in the third quarter of fiscal 2000 to approximately $972,000 in the third quarter of fiscal 2001. This increase is primarily attributable to a 61% increase in sales of the disposable SomaSensor attributable to the growing use of the Cerebral Oximeter in cardiac and cardiovascular surgery programs in the United States.

         - An 8% increase in the average selling price of SomaSensors, primarily as a result of no-cap sensor sales.

The increase in net revenues was partially offset by

         - a decrease in international sales of approximately $230,000, from approximately $369,000 in the third quarter of fiscal 2000 to approximately $139,000 in the third quarter of fiscal 2001. This decrease is primarily due to the stocking order for model 4100 and model 5100 Cerebral Oximeters and SomaSensors by Tyco Healthcare AG, formerly Nellcor Puritan Bennett Export Inc., in the third quarter of fiscal 2000, delays in marketing the Cerebral Oximeter in 39 markets, including Europe, in fiscal 2001, and reduced purchases by Baxter Limited in Japan in the third quarter of fiscal 2001. We expect international revenues to return to more normal levels by the fourth quarter of fiscal 2001.

         - A 12% decrease in the average selling price of Cerebral Oximeters, primarily as a result of a change in the United States sales mix between direct sales of the Cerebral Oximeter and no-cap placements of the Cerebral Oximeter.

         Approximately 13% of our net revenues in the third quarter of fiscal 2001 were export sales, compared to approximately 37% of our net revenues in the third quarter of fiscal 2000. Sales of SomaSensors, model 4100 Cerebral Oximeters, and model 5100 Cerebral Oximeters as a percentage of net revenues were as follows:

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2001



                                                                     PERCENT OF NET REVENUE
                                                                    THIRD QUARTER OF FISCAL
              PRODUCT                                           2001                       2000
              -------                                     -----------------         -----------------
              SomaSensors........................                79%                        59%
              Model 4100 Cerebral Oximeters......                13%                        23%
              Model 5100 Cerebral Oximeters......                 8%                        18%
                                                          -----------------         -----------------
                  Total..........................               100%                       100%
                                                          =================         =================


One international distributor accounted for approximately 22% of net revenues for the three months ended August 31, 2000.

         Gross margin as a percentage of net revenues was approximately 65% for the quarter ended August 31, 2001 and approximately 58% for the quarter ended August 31, 2000. The increase in gross margin as a percentage of net revenues is primarily attributable to

         - an 8% increase in the average selling price of SomaSensors described above, and

         - increased shipments of our new model SomaSensor, which was launched in the second quarter of 2001. This new model SomaSensor is less costly to manufacture than the previous model SomaSensor that was shipped in the third quarter of fiscal 2000.

These increases were partially offset by a 12% decrease in the average selling price of Cerebral Oximeters described above.

         Our research, development and engineering expenses increased approximately $110,000, or 100%, from $110,594 for the three months ended August 31, 2000 to $221,010 for the three months ended August 31, 2001. The increase is primarily attributable to a $132,000 increase in costs associated with the development of the CorRestore patch.

     Selling, general and administrative expenses decreased approximately $87,000, or 6%, from $1,413,622 for the three months ended August 31, 2000 to $1,326,302 for the three months ended August 31, 2001. The decrease in selling, general and administrative expense is primarily attributable to

         - a $125,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of a reduction in the number of employees, principally sales and marketing, since September 1, 2000 (from an average of 40 employees for the quarter ended August 31, 2000 to an average of 30 employees for the quarter ended August 31, 2001), and

         - a $33,000 decrease in clinical research expenses, primarily related to the model 5100 Cerebral Oximeter.

These increases were partially offset by approximately $76,000 in commissions paid to our independent sales representatives in the third quarter of fiscal 2001. These representatives were engaged in fiscal 2001.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2001

         For the three-month period ended August 31, 2001, we realized an 18% decrease in our net loss over the same period in fiscal 2000. The decrease is primarily attributable to

         -        a 10% increase in net revenue,

         -        a 7% increase in gross margin percentage, and

         - a $78,000 decrease in realized losses on sales of securities due to a realized loss on the sale of marketable securities in the third quarter of fiscal 2000.

The decreased net loss was achieved despite a 2% increase in operating expenses.

NINE MONTHS ENDED AUGUST 31, 2001 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2000

         Our net revenues increased approximately $336,000, or 10%, from $3,474,089 in the nine-month period ended August 31, 2000 to $3,809,727 in the nine-month period ended August 31, 2001. The increase in net revenues is primarily attributable to

         - An increase in United States sales of approximately $1,068,000, or 57%, from approximately $1,885,000 in the first three quarters of fiscal 2000 to approximately $2,953,000 in the first three quarters of fiscal 2001. This increase is primarily attributable to increased sales of the disposable SomaSensor, increased sales of the Cerebral Oximeter, and initial purchases of demonstration equipment by independent sales representatives.

         - a 9% increase in the average selling price of SomaSensors, and a 10% increase in the average selling price of Cerebral Oximeters, primarily as a result of a change in the sales mix between sales in the United States and sales to international distributors, and a change in the United States sales mix between direct sales of the Cerebral Oximeter and no-cap placements of the Cerebral Oximeter.

The increase in net revenues was partially offset by a decrease in international sales of approximately $732,000, from approximately $1,589,000 in the first three quarters of fiscal 2000 to approximately $857,000 in the first three quarters of fiscal 2001. This decrease is primarily due to the stocking orders for model 4100 and model 5100 Cerebral Oximeters and SomaSensors by Tyco Healthcare AG in the second and third quarters of fiscal 2000, delays in marketing the Cerebral Oximeter in 39 markets, including Europe, in fiscal 2001, and reduced purchases by Baxter Limited in Japan.

         Approximately 22% of our net revenues in the first three quarters of fiscal 2001 were export sales, compared to approximately 46% of our net revenues in the first three quarters of fiscal 2000. Sales of SomaSensors, model 4100 Cerebral Oximeters, model 5100 Cerebral Oximeters, and model 4100 exchanges as a percentage of net revenues were as follows:

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2001


                                                                     PERCENT OF NET REVENUE
                                                                 FIRST THREE QUARTERS OF FISCAL
              PRODUCT                                           2001                       2000
              -------                                     -----------------         -----------------
              SomaSensors........................                62%                        51%
              Model 4100 Cerebral Oximeters......                26%                        30%
              Model 5100 Cerebral Oximeters......                12%                        17%
              Model 4100 Exchanges...............                 0%                         2%
                                                          -----------------         -----------------
                  Total..........................               100%                       100%
                                                          =================         =================


         One international distributor accounted for approximately 11% of net revenues for the nine months ended August 31, 2001, and two international distributors accounted for approximately 20% and 14%, respectively, of net revenues for the nine months ended August 31, 2000.

         Gross margin as a percentage of net revenues was approximately 63% for the nine months ended August 31, 2001 and approximately 53% for the nine months ended August 31, 2000. The increase in gross margin as a percentage of net revenues is primarily attributable to a 9% increase in the average selling price of SomaSensors and a 10% increase in the average selling price of Cerebral Oximeters described above.

         Our research, development and engineering expenses increased approximately $297,000, or 91%, from $326,119 for the nine months ended August 31, 2000 to $623,114 for the nine months ended August 31, 2001. The increase is primarily attributable to a $325,000 increase in costs associated with the development of the CorRestore patch.

     Selling, general and administrative expenses decreased approximately $89,000, or 2%, from $4,266,488 for the nine months ended August 31, 2000 to $4,177,980 for the nine months ended August 31, 2001. The decrease in selling, general and administrative expense is primarily attributable to

         - a $280,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of a reduction in the number of employees, principally sales and marketing, since September 1, 2000 (from an average of 41 employees for the nine months ended August 31, 2000 to an average of 33 employees for the nine months ended August 31, 2001),

         - a $192,000 decrease in travel and selling-related expenses primarily related to reduced trade show and travel expenses, and reduced marketing expenses as a result of promotional materials and training for Tyco Healthcare AG in fiscal 2000, and

         - an $84,000 decrease in clinical research expenses, primarily related to the model 5100 Cerebral Oximeter.

These decreases were partially offset by

         - a $200,000 termination fee related to the Kingsbridge Capital Limited Private Equity Line,

         - $157,000 in commissions paid to our independent sales representatives engaged in fiscal 2001, and

         - a $110,000 increase in intangible amortization expense related to the amortization of license acquisition costs.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2001

         For the nine-month period ended August 31, 2001, we realized a 15% decrease in our net loss over the same period in fiscal 2000. The decrease is primarily attributable to

         -        a 10% increase in net revenues,

         -        a 10% increase in gross margin percentage, and

         - a $133,000 decrease in realized losses on sales of securities due to a realized loss on the sale of marketable securities in the first three quarters of fiscal 2000.

The decreased net loss was achieved despite

         -        a 5% increase in operating expenses, and

         - an approximately $60,000 decrease in interest income, primarily due to the absence of marketable securities for fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the nine-month period ended August 31, 2001 was approximately $1,885,000. Cash was used primarily to

         - fund our net loss, primarily selling, general and administrative expenses and research, development and engineering expenses, totaling approximately $2,002,000, before depreciation and amortization expense,

         - increase inventories by approximately $364,000, primarily due to a depletion of inventory resulting from fourth quarter 2000 sales and the purchase of components related to our new generation SomaSensor, and

         - decrease accounts payable by approximately $100,000, and accrued liabilities by approximately $143,000, primarily as a result of payments made in fiscal 2001.

These uses of cash were partially offset by a decrease in accounts receivable of approximately $698,000, primarily because of lower third quarter 2001 sales than fourth quarter 2000 sales.

         We expect our working capital requirements to increase if sales increase. Capital expenditures in the first nine months of fiscal 2001 were approximately $156,000. Approximately $106,000 of these expenditures were for Cerebral Oximeter demonstration units and no-cap units, and approximately $50,000 of these expenditures were for manufacturing tooling for our new generation SomaSensor. We expect our capital requirements to increase as a result of the costs of developing and testing the CorRestore patch.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2001

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

         The principal amount outstanding bears interest, payable monthly, at the prime rate (6% at September 25, 2001) plus 2% plus a 2.4% service fee, and we paid a $45,000 commitment fee for the loan. Through August 31, 2001, we have borrowed $920,050 under the agreement and repaid $920,050 in principal amount through Crestmark's collection of our receivables and by using some of the proceeds from our April 9, 2001 offering. As of August 31, 2001, $472,388 was available for borrowing, at Crestmark's discretion, under the facility. We have agreed to use the proceeds of the loans solely as working capital. The line of credit requires us to maintain minimum tangible net worth of $500,000 and a ratio of total liabilities to tangible net worth not to exceed 3:1. The line of credit terminates upon Crestmark's demand.

         On April 9, 2001, we completed the private placement of 1,325,000 newly-issued common shares at a price of $1.75 per share, for gross proceeds of $2,318,750. Our estimated net proceeds, after deducting the placement agent's commission and the expenses of the offering, were approximately $2,156,000. Brean Murray & Co., Inc. was our exclusive placement agent for the offering and received for its services (1) $104,362.50 as a placement agent fee, and (2) warrants to purchase 25,000 common shares at $2.10 per share exercisable during the four-year period beginning April 9, 2002. A. Brean Murray, one of our directors, and his wife control Brean Murray & Co., Inc. In addition, the Brean Murray & Co., Inc. Profit Sharing Plan purchased 32,285 common shares in the offering, and Robert R. Henry, one of our directors, purchased 100,000 common shares in the offering.

         As of August 31, 2001, we had working capital of $1,577,846, cash and cash equivalents of $424,088, total current liabilities of $533,479 and shareholder's equity of $2,844,333.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2001

         We believe that the cash and cash equivalents on hand at August 31, 2001, together with the estimated net borrowings available under the Crestmark Bank Loan and Security Agreement, will be adequate to satisfy our operating and capital requirements through the second quarter of fiscal 2002. By that time we will be required to raise additional cash either through additional sales of our products, through sales of securities, by incurring indebtedness or by some combination of these alternatives. If we are unable to raise additional cash by that time, we will be required to reduce or discontinue our operations.

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

         We do not believe that product sales will be sufficient to fund our operations in fiscal 2001. Although we expect to incur an operating loss for fiscal year 2001, we expect to achieve positive earnings before interest, taxes, depreciation and amortization in the fourth quarter of fiscal 2001.

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

         We are a party to the Loan and Security Agreement with Crestmark Bank described above. As of September 28, 2001, we had no outstanding principal loan balance, and $574,390 was available for borrowing, at Crestmark's discretion, under the facility. We do not have any other loan commitments.

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

                  None.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by us during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Somanetics Corporation
                                       --------------------------
                                       (Registrant)




Date:    October 3, 2001               By:/s/ William M. Iacona
         ------------------               --------------------------------------
                                       William M. Iacona
                                       Vice President, Finance, Controller, and
                                       Treasurer (Duly Authorized and Principal
                                       Financial Officer)