Form 10-Q
period 2002-02-28
SOMANETICS CORP
filed 2002-03-28
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended FEBRUARY 28, 2002

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________


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

        Number of common shares outstanding at March 28, 2002: 9,077,863

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION



                                 BALANCE SHEETS

                                                                                   February 28,           November 30,
ASSETS                                                                                 2002                    2001
                                                                                -----------------       ----------------
CURRENT ASSETS:                                                                    (Unaudited)              (Audited)
    Cash and cash equivalents .................................................     $  3,651,166          $    167,873
    Accounts receivable .......................................................          941,524             1,263,039
    Inventory .................................................................          965,970               793,757
    Prepaid expenses ..........................................................          193,351                74,255
                                                                                    ------------          ------------
       Total current assets ...................................................        5,752,011             2,298,924
                                                                                    ------------          ------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment ...................................................        1,656,904             1,615,009
    Furniture and fixtures ....................................................          178,168               183,497
    Leasehold improvements ....................................................          165,642               165,642
                                                                                    ------------          ------------
       Total ..................................................................        2,000,714             1,964,148
    Less accumulated depreciation and amortization ............................       (1,671,797)           (1,631,907)
                                                                                    ------------          ------------
       Net property and equipment .............................................          328,917               332,241
                                                                                    ------------          ------------
OTHER ASSETS:
    Intangible assets, net ....................................................          927,141               928,870
    Other .....................................................................           15,000                27,078
                                                                                    ------------          ------------
       Total other assets .....................................................          942,141               955,948
                                                                                    ------------          ------------
TOTAL ASSETS ..................................................................     $  7,023,069          $  3,587,113
                                                                                    ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ..........................................................     $    508,911          $    482,137
    Accrued liabilities .......................................................          165,160                92,429
                                                                                    ------------          ------------
       Total current liabilities ..............................................          674,071               574,566
                                                                                    ------------          ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding ........................................                -                     -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 9,077,863 shares at February 28, 2002,
       and 8,075,055 at November 30, 2001 .....................................           90,779                80,751
    Additional paid-in capital ................................................       59,067,384            55,386,453
    Accumulated deficit .......................................................      (52,809,165)          (52,454,657)
                                                                                    ------------          ------------

       Total shareholders' equity .............................................        6,348,998             3,012,547
                                                                                    ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................     $  7,023,069          $  3,587,113
                                                                                    ============          ============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the Three-Month
                                                               Periods Ended
                                                     -----------------------------------
                                                      February 28,          February 28,
                                                         2002                   2001
                                                     -------------         -------------

NET REVENUES ......................................  $ 1,591,820             $ 1,437,492
COST OF SALES .....................................      493,390                 600,159
                                                     -----------             -----------
GROSS MARGIN ......................................    1,098,430                 837,333
                                                     -----------             -----------

OPERATING EXPENSES:
      Research, development and engineering .......      179,604                 207,288
      Selling, general and administrative .........    1,278,321               1,346,658
                                                     -----------             -----------
                Total operating expenses ..........    1,457,925               1,553,946
                                                     -----------             -----------
OPERATING LOSS ....................................     (359,495)               (716,613)
                                                     -----------             -----------

OTHER INCOME (EXPENSE):
      Interest expense ............................         (794)                   (242)
      Interest income .............................        5,781                   5,699
                                                     -----------             -----------
          Total other income - net ................        4,987                   5,457
                                                     -----------             -----------
NET LOSS ..........................................  $  (354,508)            $  (711,156)
                                                     -----------             -----------


NET LOSS PER COMMON SHARE-
  BASIC AND DILUTED ...............................  $      (.04)            $      (.11)
                                                     -----------             -----------

WEIGHTED AVERAGE SHARES
  OUTSTANDING-BASIC AND DILUTED ...................    8,564,443               6,746,315
                                                     ===========             ===========


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Three Month
                                                                                      Periods Ended
                                                                            --------------------------------
                                                                             February 28,       February 28,
                                                                                 2002               2001
                                                                            --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................................  $  (354,508)         $  (711,156)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization ......................................       54,521              129,831
      Compensation expense for non-employee stock options ................        1,858                   --
      Changes in assets and liabilities:
          Accounts receivable decrease ...................................      321,515              267,442
          Inventory (increase) ...........................................     (172,213)            (225,719)
          Prepaid expenses (increase) ....................................     (119,096)              (9,898)
          Other assets (increase) decrease ...............................       12,078              (22,142)
          Accounts payable increase ......................................       26,774              294,600
          Accrued liabilities increase (decrease) ........................       72,731             (121,319)
                                                                            -----------          -----------
            Net cash (used in) operations ................................     (156,340)            (398,361)
                                                                            -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment (net) ............................      (49,468)             (23,318)
                                                                            -----------          -----------
            Net cash (used in) investing activities ......................      (49,468)             (23,318)
                                                                                                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares ................................    3,689,101              187,000
  Increase in notes payable - bank line of credit ........................           --              134,727
                                                                            -----------          -----------
            Net cash provided by financing activities ....................    3,689,101              321,727
                                                                            -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ............................................................    3,483,293              (99,952)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ..............................................................      167,873              122,299
                                                                            -----------          -----------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD ..............................................................  $ 3,651,166          $    22,347
                                                                            ===========          ===========


                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2002



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

         The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the three-month period ended February 28, 2002 do not necessarily indicate the results that you should expect for the year ending November 30, 2002. You should read the unaudited interim financial statements together with the financial statements and related footnotes for the year ended November 30, 2001 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

         We have incurred an accumulated deficit of $52,809,165 through February 28, 2002. We had working capital of $5,077,940, cash and cash equivalents of $3,651,166, total current liabilities of $674,071 and shareholders' equity of $6,348,998 as of February 28, 2002.

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

         We believe that the cash and cash equivalents on hand at February 28, 2002, together with the estimated net borrowings available under the Crestmark Bank Loan and Security Agreement ($700,552 as of February 28, 2002), will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2002

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                                 February 28, 2002          November 30, 2001
                                                 -----------------          -----------------

           Finished goods...................        $   78,917                  $   50,314
           Work in process..................           148,326                     215,313
           Purchased components.............           738,727                     528,130
                                                   -----------                  ----------
                Total.......................        $  965,970                  $  793,757
                                                   ===========                  ==========

         Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. License acquisition costs are related to our acquisition of worldwide, royalty-bearing licenses to specified rights relating to the CorRestore(TM) System, and related products and accessories.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and other intangible assets. We have adopted this statement for our first quarter of fiscal 2002. The effect of adopting this statement has been to discontinue amortizing our license acquisition costs related to our acquisition of worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories described above because we believe these licenses have an indefinite life. Intangible assets consist of:

                                                 February 28, 2002          November 30, 2001
                                                 -----------------          -----------------
    License acquisition costs ...............        $ 1,213,370                $ 1,213,370
    Patents and trademarks ..................            111,733                    111,733
                                                     -----------                -----------
         Sub-total ..........................          1,325,103                  1,325,103
    Less accumulated amortization ...........           (397,962)                  (396,233)
                                                     -----------                -----------
         Total ..............................        $   927,141                $   928,870
                                                     ===========                ===========

         Amortization expense for the three months ended February 28, 2002 was approximately $1,700, and for the three months ended February 28, 2001 was approximately $56,600. Net loss for the three months ended February 28, 2001, excluding the effect of amortizing our license acquisition costs, would have been approximately $656,000, or $(.10) per common share. Amortization expense for each of the next five fiscal years is expected to be approximately $6,900 per year.

         Intangible assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

         Revenue Recognition occurs when there is persuasive evidence of an arrangement with the customer, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The product is considered delivered to the customer once we have shipped it, as this is when title and risk of loss are transferred.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2002

         Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. Common shares issuable under stock options and warrants have not been included in the computation of the net loss per common share - diluted, because such inclusion would be antidilutive. As of February 28, 2002 and February 28, 2001, we had outstanding 4,876,217 and 2,452,051, respectively, of warrants and options to purchase common shares.

         Accounting Pronouncements As described above, effective December 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

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

4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                     February 28, 2002           November 30, 2001
                                                     -----------------           -----------------
       Accrued insurance ...........................        $ 70,186                  $ 24,570
       Accrued sales commissions ...................          65,185                    60,109
       Accrued incentive ...........................          17,494                        --
       Accrued royalty .............................           5,095                        --
       Accrued warranty ............................           7,200                     7,750
                                                            --------                  --------
                Total ..............................        $165,160                  $ 92,429
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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2002


6.       COMMON STOCK

         On January 16, 2002, we completed a public offering of 1,000,000 newly-issued common shares at a price of $4.25 per share, for gross proceeds of $4,250,000. Our net proceeds, after deducting the placement agent's commission and the expenses of the offering, were approximately $3,680,000. Brean Murray & Co., Inc. was our exclusive placement agent for the offering and received for its services (1) $340,000 as a placement agent fee, and (2) warrants to purchase 100,000 common shares at $5.10 per share exercisable during the four-year period beginning January 11, 2003. A. Brean Murray, one of our directors, and his wife control Brean Murray & Co., Inc. As a result of this offering, Kingsbridge Capital Limited's warrant has been adjusted, and Kingsbridge is now entitled to purchase 205,097 common shares at a purchase price of $4.25 per share.

         In February 2002, one of our former employees exercised stock options to purchase 2,833 newly-issued common shares.

         On February 21, 2002, our Board of Directors approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of common shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 450,000 shares, from 1,660,000 to 2,110,000 shares, subject to shareholder approval at the 2002 Annual Meeting of Shareholders.

7.       SEGMENT INFORMATION

         We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 97% of our net revenues in the first quarter of fiscal 2002 were derived from our INVOS Cerebral Oximeter product line, compared to 100% of our net revenues in the first quarter of fiscal 2001.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2002

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

         During fiscal 2001 and the first quarter of fiscal 2002, our primary activities consisted of sales and marketing of the Cerebral Oximeter and related disposable SomaSensor, and developing the CorRestore System. We had an accumulated deficit of $52,809,165 through February 28, 2002.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2002

         We derive our revenues from sales of Cerebral Oximeters, SomaSensors, and CorRestore Systems to our distributors and to hospitals in the United States through our direct sales employees and independent sales representatives. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. Our primary expenses, excluding the cost of our products, are selling, general and administrative and research, development and engineering.

THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2001

         Our net revenues increased approximately $154,000, or 11%, from $1,437,492 in the three-month period ended February 28, 2001 to $1,591,820 in the three-month period ended February 28, 2002. The increase in net revenues is primarily attributable to:

         - an increase in United States sales of approximately $422,000, from approximately $795,000 in the first quarter of fiscal 2001 to approximately $1,217,000 in the first quarter of fiscal 2002. This increase is primarily due to a 60% increase in sales of the disposable SomaSensor and approximately $51,000 in CorRestore System revenues in fiscal 2002, and
         - a 25% increase in the average selling price of SomaSensors primarily due to the 25% increase in the suggested retail price of the SomaSensor effective September 1, 2001, and a change in the sales mix between sales in the United States, which have higher average selling prices, and sales to international distributors.

The increase in net revenues was achieved despite a decrease in international sales of approximately $267,000, from approximately $642,000 in the first quarter of fiscal 2001 to approximately $375,000 in the first quarter of fiscal 2002. This decrease is primarily attributable to decreased purchases by Baxter Limited in Japan due to a change in their product focus.

         Approximately 24% of our net revenues in the first quarter of fiscal 2002 were export sales, compared to approximately 45% of our net revenues in the first quarter of fiscal 2001. Sales of our products as a percentage of net revenues were as follows:

                                                                     PERCENT OF NET REVENUE
                                                                    FIRST QUARTER OF FISCAL
              PRODUCT                                           2002                       2001
              -------                                     -----------------         -----------------
              SomaSensors........................                66%                        52%
              Model 4100 Cerebral Oximeters......                16%                        44%
              Model 5100 Cerebral Oximeters......                15%                         4%
              CorRestore Systems.................                 3%                         0%
                                                          -----------------         -----------------
                  Total..........................               100%                       100%
                                                          =================         =================

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2002


         One international distributor accounted for approximately 18% of net revenues for the three months ended February 28, 2002, and two international distributors accounted for approximately 25% and 14%, respectively, of net revenues for the three months ended February 28, 2001.

         Gross margin as a percentage of net revenues was approximately 69% for the quarter ended February 28, 2002 and approximately 58% for the quarter ended February 28, 2001. The increase in gross margin as a percentage of net revenues is primarily attributable to the increase in the average selling price of SomaSensors described above, and sales of our latest model SomaSensor, launched in May 2001, which is less costly to manufacture than the prior model SomaSensor sold in the first quarter of fiscal 2001.

         Our research, development and engineering expenses decreased approximately $28,000, or 13%, from $207,288 for the three months ended February 28, 2001 to $179,604 for the three months ended February 28, 2002. The decrease is primarily attributable to an $18,000 decrease in engineering salaries as a result of one less engineer.

         Selling, general and administrative expenses decreased approximately $68,000, or 5%, from $1,346,658 for the three months ended February 28, 2001 to $1,278,321 for the three months ended February 28, 2002. The decrease in selling, general and administrative expense is primarily attributable to

         - a $145,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of a reduction in the number of employees, principally sales and marketing (from an average of 37 employees for the first quarter of fiscal 2001 to an average of 27 employees for the first quarter of fiscal
                  2002),
         - a $55,000 decrease in intangible amortization expense related to license acquisition costs as a result of our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Upon adopting this statement, we have discontinued amortizing our license acquisition costs related to our acquisition of worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories because we believe these licenses have an indefinite life, and
         - a $45,000 fee in the first quarter of fiscal 2001 in connection with our signing the Loan and Security Agreement with Crestmark Bank.

These decreases were partially offset by

         - a $113,000 increase in commissions paid to our independent sales representatives, and

         - a $66,000 increase in professional services, primarily due to the timing of auditing and tax service expenses.

         For the three-month period ended February 28, 2002, we realized a 50% decrease in our net loss over the same period in fiscal 2001. The decrease is primarily attributable to

         -        an 11% increase in net revenues,
         -        an 11% increase in gross margin percentage, and
         -        a 6% decrease in operating expenses.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2002

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the three-month period ended February 28, 2002 was approximately $156,000. Cash was used primarily to

         - fund our net loss, primarily selling, general and administrative expenses and research, development and engineering expenses, totaling approximately $300,000, before depreciation and amortization expense,
         - increase inventories by approximately $172,000, primarily as a result of fourth quarter 2001 sales, and
         - increase prepaid expenses by approximately $119,000, primarily due to increased products liability insurance coverage since we began marketing the CorRestore System.

These uses of cash were partially offset by

         - a decrease in accounts receivable of approximately $322,000, primarily because of lower first quarter 2002 sales than fourth quarter 2001 sales,
         - an increase in accrued liabilities of approximately $73,000, and
         -        an increase in accounts payable of approximately $27,000.

         We expect our working capital requirements to increase if sales increase. Capital expenditures in the first three months of fiscal 2002 were approximately $49,000. These expenditures were primarily for Cerebral Oximeter demonstration units. We expect our capital requirements to increase as a result of the costs of developing and marketing the CorRestore System.

         On January 16, 2002, we completed the public offering of 1,000,000 newly-issued common shares at a price of $4.25 per share, for gross proceeds of $4,250,000. Our net proceeds, after deducting the placement agent's commission and the expenses of the offering, were approximately $3,680,000. Brean Murray & Co., Inc. was our exclusive placement agent for the offering and received for its services (1) $340,000 as a placement agent fee, and (2) warrants to purchase 100,000 common shares at $5.10 per share exercisable during the four-year period beginning January 11, 2003. A. Brean Murray, one of our directors, and his wife control Brean Murray & Co., Inc.

         We have a Loan and Security Agreement with Crestmark Bank for a working capital line of credit for up to $750,000, collateralized by all of our assets. Under the agreement, Crestmark Bank may, but is not obligated to, lend us amounts we request from time to time, up to $750,000, if no default exists. The loans are limited by a borrowing base based on qualifying accounts receivable and lender reserves. The loan is payable on demand, and our collections of our receivables are directed to Crestmark Bank in payment of any outstanding balance of the loan. The principal amount outstanding bears interest, payable monthly, at the prime rate (4.75% as March 26, 2002) plus 2% plus a 2.4% service fee. As of March 26, 2002, we had no outstanding principal loan balance and $733,108 was available for borrowing, at Crestmark's discretion, under the facility.

         As of February 28, 2002, we had working capital of $5,077,940, cash and cash equivalents of $3,651,166, total current liabilities of $674,071 and shareholder's equity of $6,348,998.

         We believe that the cash and cash equivalents on hand at February 28, 2002, together with the estimated net borrowings available under the Crestmark Bank Loan and Security Agreement, will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2002


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

CRITICAL ACCOUNTING POLICIES

         We believe our most significant accounting policies relate to revenue recognition, the recording of an intangible asset for license acquisition costs related to our acquisition of worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories, and our accounting treatment of stock options issued to employees.

         We recognize revenue when there is persuasive evidence of an arrangement with the customer, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The product is considered delivered to the customer once we have shipped it, as this is when title and risk of loss are transferred. Given the nature of the factors mentioned above, we do not believe that there are different judgements or assumptions that could be used in the application of this policy that would lead to materially different reported results.

         We have recorded an intangible asset related to our acquisition of worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories. License acquisition costs include our estimate of the fair value of ten-year vested stock options to purchase common shares granted to one of our directors in connection with negotiating and assisting us in completing the transaction, and our estimate of the fair value of the vested portion of five-year warrants to purchase common shares issued in the transaction.

         We estimated the value of the stock options to purchase common shares and the warrants to purchase common shares using the Black-Scholes valuation model. The Black-Scholes valuation model requires the following assumptions: expected life period of the security, expected volatility of our stock price during the period, risk-free interest rate, and dividend yield. Given the assumptions inherent in the Black-Scholes valuation model, it is possible to calculate a different value for our intangible asset by changing one or more of the valuation model variables or by using a different valuation model. However, we believe that the model is appropriate, that the judgements and assumptions that we have made at the time of valuation were also appropriate, and that the reported results would not be materially different had one or more of the variables been different or had a different valuation model been used.

         In addition, effective December 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The effect of adopting this Statement has been to discontinue amortizing our license acquisition costs related to our acquisition of worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories described above because we believe these licenses have an indefinite life. For the first quarter of fiscal 2001, we incurred amortization expense of approximately $55,000 associated with these license acquisition costs.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2002

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. There were no stock option grants to employees in the first quarter of fiscal 2002. Had we recognized compensation expense for our stock options granted to employees in fiscal 2001, based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss on a pro forma basis would have increased by approximately $752,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Fifth Amendment to Somanetics Corporation 1997 Stock Option Plan.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by us during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Somanetics Corporation
                                      --------------------------
                                      (Registrant)




Date: March 28, 2002                  By:/s/ William M. Iacona
      ---------------                 -----------------------------------------
                                      William M. Iacona
                                      Vice President, Finance, Controller, and
                                      Treasurer (Duly Authorized and Principal
                                      Financial Officer)

                                  EXHIBIT INDEX

Exhibit                              Description

10.1           Fifth Amendment to Somanetics Corporation 1997 Stock Option Plan.