Form 10-Q
period 2002-05-31
SOMANETICS CORP
filed 2002-07-10
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended MAY 31, 2002

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


        Number of common shares outstanding at July 10, 2002: 9,077,863

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION


                                 BALANCE SHEETS

                                                                                                    May 31,             November 30,
ASSETS                                                                                               2002                   2001
                                                                                                 ------------          -------------
CURRENT ASSETS:                                                                                   (Unaudited)            (Audited)
    Cash and cash equivalents ..........................................................         $  3,041,229          $    167,873
    Accounts receivable ................................................................              968,145             1,263,039
    Inventory ..........................................................................            1,125,897               793,757
    Prepaid expenses ...................................................................               97,000                74,255
                                                                                                 ------------          ------------
       Total current assets ............................................................            5,232,271             2,298,924
                                                                                                 ------------          ------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment ............................................................            1,637,596             1,615,009
    Furniture and fixtures .............................................................              239,313               183,497
    Leasehold improvements .............................................................              165,642               165,642
                                                                                                 ------------          ------------
       Total ...........................................................................            2,042,551             1,964,148
    Less accumulated depreciation and amortization .....................................           (1,647,537)           (1,631,907)
                                                                                                 ------------          ------------
       Net property and equipment ......................................................              395,014               332,241
                                                                                                 ------------          ------------
OTHER ASSETS:
    Intangible assets, net .............................................................              925,413               928,870
    Other ..............................................................................               15,000                27,078
                                                                                                 ------------          ------------
       Total other assets ..............................................................              940,413               955,948
                                                                                                 ------------          ------------
TOTAL ASSETS ...........................................................................         $  6,567,698          $  3,587,113
                                                                                                 ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ...................................................................         $    472,742          $    482,137
    Accrued liabilities ................................................................              133,966                92,429
                                                                                                 ------------          ------------
       Total current liabilities .......................................................              606,708               574,566
                                                                                                 ------------          ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding .................................................                 --                    --
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 9,077,863 shares at May 31, 2002,
       and 8,075,055 at November 30, 2001 ..............................................               90,779                80,751
    Additional paid-in capital .........................................................           59,068,629            55,386,453
    Accumulated deficit ................................................................          (53,198,418)          (52,454,657)
                                                                                                 ------------          ------------
       Total shareholders' equity ......................................................            5,960,990             3,012,547
                                                                                                 ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................................         $  6,567,698          $  3,587,113
                                                                                                 ============          ============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       Three Months                           Six Months
                                                                       Ended May 31,                         Ended May 31,
                                                               ------------------------------        ------------------------------
                                                                    2002             2001                2002               2001
                                                               -----------        -----------        -----------        -----------
NET REVENUES ...........................................       $ 1,659,606        $ 1,261,513        $ 3,251,426        $ 2,699,006
COST OF SALES ..........................................           542,616            417,679          1,036,006          1,017,838
                                                               -----------        -----------        -----------        -----------
GROSS MARGIN ...........................................         1,116,990            843,834          2,215,420          1,681,168
                                                               -----------        -----------        -----------        -----------

OPERATING EXPENSES:
   Research, development and engineering ...............           103,839            194,816            283,442            402,104
   Selling, general and administrative .................         1,422,685          1,505,019          2,701,007          2,851,677
                                                               -----------        -----------        -----------        -----------
       Total operating expenses ........................         1,526,524          1,699,835          2,984,449          3,253,781
                                                               -----------        -----------        -----------        -----------

OPERATING LOSS .........................................          (409,534)          (856,001)          (769,029)        (1,572,613)
                                                               -----------        -----------        -----------        -----------
OTHER INCOME (EXPENSE):
   Interest expense ....................................              --               (2,458)              (794)            (2,701)
   Interest income .....................................            20,281              8,684             26,062             14,383
                                                               -----------        -----------        -----------        -----------
       Total other income ..............................            20,281              6,226             25,268             11,682
                                                               -----------        -----------        -----------        -----------
NET LOSS ...............................................       $  (389,253)       $  (849,775)       $  (743,761)       $(1,560,931)
                                                               -----------        -----------        -----------        -----------

NET LOSS PER COMMON SHARE-
   BASIC AND DILUTED ...................................       $     (0.04)       $     (0.11)       $     (0.08)       $     (0.22)
                                                               -----------        -----------        -----------        -----------

WEIGHTED AVERAGE SHARES
    OUTSTANDING-BASIC AND DILUTED ......................         9,077,863          7,513,396          8,823,974          7,134,070
                                                               ===========        ===========        ===========        ===========





                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          For the Six Month
                                                                                                            Periods Ended
                                                                                               ------------------------------------
                                                                                                   May 31,                 May 31,
                                                                                                    2002                    2001
                                                                                               ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................................             $  (743,761)             $(1,560,931)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization ..............................................                 108,829                  254,764
      Compensation expense for non-employee stock options ........................                   3,104                      749
      Changes in assets and liabilities:
          Accounts receivable decrease ...........................................                 294,894                  540,106
          Inventory (increase) ...................................................                (332,140)                (463,500)
          Prepaid expenses (increase) decrease ...................................                 (22,745)                  32,138
          Other assets decrease ..................................................                  12,078                     --
          Accounts payable increase (decrease) ...................................                  (9,395)                   9,284
          Accrued liabilities increase (decrease) ................................                  41,537                 (130,732)
                                                                                               -----------              -----------
            Net cash (used in) operations ........................................                (647,599)              (1,318,122)
                                                                                               -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment (net) ....................................                (168,146)                (113,837)
                                                                                               -----------              -----------
            Net cash (used in) investing activities ..............................                (168,146)                (113,837)
                                                                                               -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares ........................................               3,689,101                2,345,801
                                                                                               -----------              -----------
            Net cash provided by financing activities ............................               3,689,101                2,345,801
                                                                                               -----------              -----------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS ....................................................................               2,873,356                  913,842

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ......................................................................                 167,873                  122,299
                                                                                               -----------              -----------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD ......................................................................             $ 3,041,229              $ 1,036,141
                                                                                               ===========              ===========



                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2002



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

         We are also developing and marketing the CorRestore(TM) System for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR. We entered into a License Agreement as of June 2, 2000 with the inventors and their Company, CorRestore LLC. The license grants us worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories for SVR, subject to the terms and conditions of the license agreement. In November 2001 we received clearance from the FDA to market the CorRestore patch in the United States.

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

         The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the six-month period ended May 31, 2002 do not necessarily indicate the results that you should expect for the year ending November 30, 2002. You should read the unaudited interim financial statements together with the financial statements and related footnotes for the year ended November 30, 2001 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                                   May 31, 2002               November 30, 2001
                                                   ------------               -----------------

           Finished goods...................        $  346,187                  $   50,314
           Work in process..................           155,868                     215,313
           Purchased components.............           623,842                     528,130
                                                   -----------                  ----------
                Total.......................        $1,125,897                  $  793,757
                                                   ===========                  ==========

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2002

         Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks is as follows:

                                                                     May 31, 2002    November 30, 2001
                                                                     ------------    -----------------
                  Patents and trademarks .......................         111,733          111,733
                    Less accumulated amortization ..............         (70,620)         (67,163)
                                                                       ---------        ---------
                       Total ...................................       $  41,113        $  44,570
                                                                       =========        =========

License acquisition costs are related to our acquisition of worldwide, royalty-bearing licenses to specified rights relating to the CorRestore(TM) System, and related products and accessories. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and other intangible assets. We adopted this statement in the first quarter of fiscal 2002. The effect of adopting this statement has been to discontinue amortizing our license acquisition costs related to our acquisition of worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories described above because we believe these licenses have an indefinite life. The carrying amount and accumulated amortization of these license acquisition costs is as follows:

                                                                     May 31, 2002     November 30, 2001
                                                                     ------------     -----------------
                  License acquisition costs ..................       $ 1,213,370         $ 1,213,370
                    Less accumulated amortization ............          (329,070)           (329,070)
                                                                     -----------         -----------
                       Total .................................       $   884,300         $   884,300
                                                                     ===========         ===========

         Amortization expense for the three months ended May 31, 2002 was approximately $1,700, and for the three months ended May 31, 2001 was approximately $56,600. Amortization expense for the six months ended May 31, 2002 was approximately $3,500, and for the six months ended May 31, 2001 was approximately $113,100. Net loss for the three months ended May 31, 2001, excluding the effect of amortizing our license acquisition costs, would have been approximately $795,000, or $(.11) per common share. Net loss for the six months ended May 31, 2001, excluding the effect of amortizing our license acquisition costs, would have been approximately $1,451,000, or $(.20) per common share. Amortization expense for each of the next five fiscal years is expected to be approximately $6,900 per year.

         Intangible assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

         Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. Common shares issuable under stock options and warrants have not been included in the computation of the net loss per common share - diluted, because such inclusion would be antidilutive. As of May 31, 2002 and May 31, 2001, we had outstanding 5,070,050 and 2,685,515, respectively, of warrants and options to purchase common shares.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2002

         Accounting Pronouncements As described above, effective December 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001, and replaces Statement No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. This statement is effective for our financial statements for the fiscal year ending November 30, 2003. We have not yet determined the impact of this statement on our financial statements.

         Reclassifications - Certain reclassifications have been made to the financial statements for 2001 to conform to the 2002 presentation.

4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                            May 31, 2002     November 30, 2001
                                                            ------------     -----------------

         Accrued sales commissions ..................          $ 53,064          $ 60,109
         Accrued insurance ..........................            36,109            24,570
         Accrued incentive ..........................            34,988              --
         Accrued royalty ............................             4,505              --
         Accrued warranty ...........................             5,300             7,750
                                                               --------          --------
            Total ...................................          $133,966          $ 92,429
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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2002

         On April 17, 2002, our shareholders approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of common shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 450,000 shares, from 1,660,000 to 2,110,000 shares.

         Effective May 10, 2002, we granted 10-year options under the 1997 Stock Option Plan to purchase 388,500 common shares, to 17 of our key employees (including officers) at an exercise price of $2.95 per share (the closing sale price of the common shares as of the date of grant). In addition, effective May 10, 2002, we granted to six of our directors, who are not officers or employees, 10-year options under the 1997 Stock Option Plan to purchase an aggregate of 21,000 common shares at an exercise price of $2.95 per share (the closing sale price of the common shares as of the date of grant).

7.       SEGMENT INFORMATION

         We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 97% of our net revenues in the first six months of fiscal 2002 were derived from our INVOS Cerebral Oximeter product line, compared to 100% of our net revenues in the first six months of fiscal 2001.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2002

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

RESULTS OF OPERATIONS

OVERVIEW

         We develop, manufacture and market the INVOS Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the brain. We are also developing and marketing the CorRestore System for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR. In November 2001 we received clearance from the FDA to market the CorRestore patch in the United States.

         During fiscal 2001 and the first quarter of fiscal 2002, our primary activities consisted of sales and marketing of the Cerebral Oximeter and related disposable SomaSensor, and developing the CorRestore System. During the second quarter of fiscal 2002, our primary activities consisted of sales and marketing of the Cerebral Oximeter, the disposable SomaSensor, and the CorRestore System. We had an accumulated deficit of $53,198,418 through May 31, 2002.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2002

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

THREE MONTHS ENDED MAY 31, 2002 COMPARED TO THREE MONTHS ENDED MAY 31, 2001

         Our net revenues increased approximately $398,000, or 32%, from $1,261,513 in the three-month period ended May 31, 2001 to $1,659,606 in the three-month period ended May 31, 2002. The increase in net revenues is primarily attributable to:

         - an increase in international sales of approximately $288,000, from approximately $75,000 in the second quarter of fiscal 2001 to approximately $363,000 in the second quarter of fiscal 2002. This increase is primarily due to increased purchases by Baxter Limited in Japan and Tyco Healthcare, and
         - an increase in United States sales of approximately $110,000, from approximately $1,186,000 in the second quarter of fiscal 2001 to approximately $1,296,000 in the second quarter of fiscal 2002. This increase is primarily due to a 54% increase in sales of the disposable SomaSensor and approximately $45,000 in CorRestore System revenues in the second quarter of fiscal 2002. The increase in United States sales was partially offset by a 66% decrease in sales of the Cerebral Oximeter, primarily due to approximately $180,000 in stocking orders to independent representatives in the second quarter of fiscal 2001. Based on CorRestore System revenues to date, we believe that CorRestore System revenues for fiscal 2002 will be significantly less than previously expected.

A 14% increase in the average selling price of SomaSensors in the United States, primarily due to the 25% increase in the suggested retail price of the SomaSensor in the United States effective September 1, 2001, was substantially offset by increased SomaSensor sales to international distributors, which have lower average selling prices.

         Sales of our products as a percentage of net revenues were as follows:

                                                                PERCENT OF NET REVENUE
                                                               SECOND QUARTER OF FISCAL
              PRODUCT                                           2002               2001
              -------                                         --------           --------
              SomaSensors........................                76%                59%
              Model 4100 Cerebral Oximeters......                13%                14%
              Model 5100 Cerebral Oximeters......                 8%                27%
              CorRestore Systems.................                 3%                 0%
                                                              --------           --------
                  Total..........................               100%               100%
                                                              ========           ========

              Approximately 22% of our net revenues in the second quarter of fiscal 2002 were export sales, compared to approximately 6% of our net revenues in the second quarter of fiscal 2001. One international distributor accounted for approximately 12% of net revenues for the three months ended May 31, 2002.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2002


         Gross margin as a percentage of net revenues was approximately 67% for the quarter ended May 31, 2002 and approximately 67% for the quarter ended May 31, 2001. Although we experienced a 54% increase in sales of the disposable SomaSensor in the United States during the second quarter of fiscal 2002, and this latest model SomaSensor is less costly to manufacture and has a higher U.S. selling price than the model which was sold in the second quarter of fiscal 2001, gross margin as a percentage of net revenues remained constant primarily due to a change in the sales mix between sales to international distributors, which have lower average selling prices, and sales in the United States.

         Our research, development and engineering expenses decreased approximately $91,000, or 47%, from $194,816 for the three months ended May 31, 2001 to $103,839 for the three months ended May 31, 2002. The decrease is primarily attributable to approximately $94,000 in decreased costs associated with the development of the CorRestore System.

         Selling, general and administrative expenses decreased approximately $82,000, or 5%, from $1,505,019 for the three months ended May 31, 2001 to $1,422,685 for the three months ended May 31, 2002. The decrease in selling, general and administrative expense is primarily attributable to

         - a $200,000 termination fee paid in fiscal 2001 related to the Kingsbridge Capital Limited Private Equity Line,
         - a $55,000 decrease in intangible amortization expense related to license acquisition costs as a result of our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Upon adopting this statement, we have discontinued amortizing our license acquisition costs related to our acquisition of worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories because we believe these licenses have an indefinite life, and
         - a $33,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of a reduction in the number of employees, principally sales and marketing (from an average of 33 employees for the second quarter of fiscal 2001 to an average of 28 employees for the second quarter of fiscal 2002).

These decreases were partially offset by

         - a $92,000 increase in commissions paid to our independent sales representatives,
         - $63,000 in customer education expenses for the CorRestore System, and
         - a $39,000 increase in professional services, primarily due to the timing of our annual meeting of shareholders.

         For the three-month period ended May 31, 2002, we realized a 54% decrease in our net loss over the same period in fiscal 2001. The decrease is primarily attributable to

         -   a 32% increase in net revenues, and
         -   a 10% decrease in operating expenses.

We currently expect our fiscal 2002 net loss will be approximately $1,000,000 to $1,250,000.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2002

SIX MONTHS ENDED MAY 31, 2002 COMPARED TO SIX MONTHS ENDED MAY 31, 2001

         Our net revenues increased approximately $552,000, or 20%, from $2,699,006 in the six-month period ended May 31, 2001 to $3,251,426 in the six-month period ended May 31, 2002. The increase in net revenues is primarily attributable to

         - An increase in United States sales of approximately $532,000, from approximately $1,981,000 in the first two quarters of fiscal 2001 to approximately $2,513,000 in the first two quarters of fiscal 2002. This increase is primarily attributable to a 57% increase in sales of the disposable SomaSensor and approximately $96,000 in CorRestore System revenue, partially offset by a 44% decrease in sales of the Cerebral Oximeter primarily as a result of approximately $180,000 in stocking orders to independent representatives in fiscal 2001,
         - a 12% increase in the average selling price of SomaSensors primarily due to the 25% increase in the suggested retail price of the SomaSensor in the United States effective September 1, 2001, and
         - an increase in international sales of approximately $21,000, from approximately $717,000 in the first two quarters of fiscal 2001 to approximately $738,000 in the first two quarters of fiscal 2002.

         Sales of our products as a percentage of net revenues were as follows:

                                                                 PERCENT OF NET REVENUE
                                                              FIRST TWO QUARTERS OF FISCAL
              PRODUCT                                           2002                2001
              -------                                         --------            --------

              SomaSensors........................                71%                 55%
              Model 4100 Cerebral Oximeters......                14%                 30%
              Model 5100 Cerebral Oximeters......                12%                 15%
              CorRestore Systems.................                 3%                  0%
                                                              --------            --------
                  Total..........................               100%                100%
                                                              ========            ========


         Approximately 23% of our net revenues in the first two quarters of fiscal 2002 were export sales, compared to approximately 27% of our net revenues in the first two quarters of fiscal 2001. One international distributor accounted for approximately 12% of net revenues for the six months ended May 31, 2002, and one international distributor accounted for approximately 13% of net revenues for the six months ended May 31, 2001.

         Gross margin as a percentage of net revenues was approximately 68% for the six months ended May 31, 2002 and approximately 62% for the six months ended May 31, 2001. The increase in gross margin as a percentage of net revenues is primarily attributable to the increase in the average selling price of SomaSensors described above, and increased sales of our latest model SomaSensor, which is less costly to manufacture.

         Our research, development and engineering expenses decreased approximately $119,000, or 30%, from $402,104 for the six months ended May 31, 2001 to $283,442 for the six months ended May 31, 2002. The decrease is primarily attributable to approximately $95,000 in decreased costs associated with the development of the CorRestore System, and a $35,000 decrease in engineering salaries as a result of one less engineer.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2002

         Selling, general and administrative expenses decreased approximately $151,000, or 5%, from $2,851,677 for the six months ended May 31, 2001 to $2,701,007 for the six months ended May 31, 2002. The decrease in selling, general and administrative expense is primarily attributable to

         - a $200,000 termination fee paid in fiscal 2001 related to the Kingsbridge Capital Limited Private Equity Line,
         - a $178,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of a reduction in the number of employees, principally sales and marketing (from an average of 34 employees for the six months ended May 31, 2001 to an average of 28 employees for the six months ended May 31, 2002),
         - a $110,000 decrease in intangible amortization expense as a result of discontinued amortization of license acquisition costs, as described above, and
         - $45,000 paid in fiscal 2001 in connection with the Loan and Security Agreement with Crestmark Bank.

These decreases were partially offset by

         - a $205,000 increase in commissions paid to our independent sales representatives,
         - an $84,000 increase in auditing and tax service fees, primarily due to the timing of these expenses,
         - $68,000 in customer education expenses for the CorRestore System, and
         - a $38,000 increase in insurance expense, primarily due to increased products liability insurance coverage since we began marketing the CorRestore System.

         For the six-month period ended May 31, 2002, we realized a 52% decrease in our net loss over the same period in fiscal 2001. The decrease is primarily attributable to

         -   a 20% increase in net revenues,
         -   a 6% increase in gross margin percentage, and
         -   an 8% decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the six-month period ended May 31, 2002 was approximately $648,000. Cash was used primarily to

         - fund our net loss, primarily selling, general and administrative expenses and research, development and engineering expenses, totaling approximately $635,000, before depreciation and amortization expense, and
         - increase inventories by approximately $332,000, primarily due to purchases of CorRestore System inventory.

These uses of cash were partially offset by

         - a decrease in accounts receivable of approximately $295,000, primarily due to lower second quarter 2002 sales than fourth quarter 2001 sales, and
         - an increase in accrued liabilities of approximately $41,000, primarily due to accrued incentive compensation.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2002

         We expect our working capital requirements to increase if sales increase.

         Capital expenditures in the first six months of fiscal 2002 were approximately $168,000. These expenditures were

         - approximately $62,000 for a display booth and exhibit to be used at industry trade shows,
         - approximately $52,000 for model 4100 and model 5100 Cerebral Oximeters being used as demonstration units,
         - approximately $35,000 in tooling costs associated with the CorRestore System, and
         -   approximately $19,000 in computer equipment.

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

         We have a Loan and Security Agreement with Crestmark Bank for a working capital line of credit for up to $750,000, collateralized by all of our assets. Under the agreement, Crestmark Bank may, but is not obligated to, lend us amounts we request from time to time, up to $750,000, if no default exists. The loans are limited by a borrowing base based on qualifying accounts receivable and lender reserves. The loan is payable on demand, and our collections of our receivables are directed to Crestmark Bank in payment of any outstanding balance of the loan. The principal amount outstanding bears interest, payable monthly, at the prime rate (4.75% as July 2, 2002) plus 2% plus a 2.4% service fee. As of July 2, 2002, we had no outstanding principal loan balance and $657,432 was available for borrowing, at Crestmark's discretion, under the facility.

         As of May 31, 2002, we had working capital of $4,625,563, cash and cash equivalents of $3,041,229, total current liabilities of $606,708 and shareholder's equity of $5,960,990.

         We believe that the cash and cash equivalents on hand at May 31, 2002, together with the estimated net borrowings available under the Crestmark Bank Loan and Security Agreement, will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2002

CRITICAL ACCOUNTING POLICIES

         We believe our most significant accounting policies relate to the recording of an intangible asset for license acquisition costs related to our acquisition of worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories, and our accounting treatment of stock options issued to employees.

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

         In addition, effective December 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The effect of adopting this Statement has been to discontinue amortizing our license acquisition costs related to our acquisition of worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories described above because we believe these licenses have an indefinite life. For the first two quarters of fiscal 2001, we incurred amortization expense of approximately $110,000 associated with these license acquisition costs. Our net loss for the six months ended May 31, 2001, excluding the effect of amortizing our license acquisition costs, would have been approximately $1,451,000, or $(.20) per common share.

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. During the first two quarters of fiscal 2002, we granted 388,500 stock options to our employees. Had we recognized compensation expense for these stock options, based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss for the six months ended May 31, 2002, on a pro forma basis, would have increased by approximately $774,000, or $.09 per common share. Had we recognized compensation expense for our stock options granted to employees in fiscal 2001, based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss on a pro forma basis would have increased by approximately $752,000, or $.10 per common share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable.

PART II OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Shareholders was held on April 17, 2002. At the Annual Meeting, Daniel S. Follis, Dr. James I. Ausman and Joe B. Wolfe were elected as directors and the terms of office of Bruce J. Barrett, A. Brean Murray, H. Raymond Wallace and Robert R. Henry as directors continued after the meeting. 8,096,359 votes were cast for Mr. Follis' election and 73,445 votes were withheld from Mr. Follis' election, 8,112,959 votes were cast for Dr. Ausman's election and 56,845 votes were withheld from Dr. Ausman's election, and 8,092,334 votes were cast for Mr. Wolfe's election and 77,470 votes were withheld from Mr. Wolfe's election. There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

         In addition, at the Annual Meeting of Shareholders, the shareholders approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of common shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 450,000 shares, from 1,660,000 to 2,110,000 shares. 7,498,863 votes were cast in favor of this proposal, 650,802 votes were cast against this proposal, and 20,139 votes abstained on this proposal. There were no broker non-votes in connection with the amendment to the 1997 Stock Option plan at the Annual Meeting.

         In addition, at the Annual Meeting of Shareholders, the shareholders approved the issuance and sale on April 9, 2001 of 100,000 common shares at $1.75 a share to Robert R. Henry, one of our directors, and 32,285 common shares at $1.75 a share to the Brean Murray & Co., Inc. Profit Sharing Plan, an entity affiliated with A. Brean Murray, one of our directors, all pursuant to Nasdaq Rule 4350(i)(1)(A). 2,333,046 votes were cast in favor of this proposal, 449,231 votes were cast against this proposal, and 39,608 votes abstained on this proposal. There were 5,347,919 broker non-votes in connection with this proposal at the Annual Meeting.

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

                                        Somanetics Corporation
                                        --------------------------
                                        (Registrant)




Date:    July 10, 2002                  By:/s/ William M. Iacona
         -------------                  --------------------------------------
                                        William M. Iacona
                                        Vice President, Finance, Controller, and
                                        Treasurer (Duly Authorized and Principal
                                        Financial Officer)