Form 10-Q
period 2002-08-31
SOMANETICS CORP
filed 2002-10-01
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended AUGUST 31, 2002

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ________ to ________


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

     Yes                X                    No
         --------------------------------       ----------------------------

        Number of common shares outstanding at October 1, 2002: 9,077,863

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION



                                 BALANCE SHEETS

                                                                                    August 31,              November 30,
ASSETS                                                                                2002                      2001
                                                                                ----------------          ----------------
CURRENT ASSETS:                                                                    (Unaudited)                 (Audited)
    Cash and cash equivalents..........................................         $     2,707,305           $       167,873
    Accounts receivable................................................                 729,210                 1,263,039
    Inventory..........................................................               1,207,892                   793,757
    Prepaid expenses...................................................                 116,541                    74,255
                                                                                ---------------           ---------------
       Total current assets............................................               4,760,948                 2,298,924
                                                                                ---------------           ---------------

PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment............................................               1,707,736                 1,615,009
    Furniture and fixtures.............................................                 241,295                   183,497
    Leasehold improvements.............................................                 171,882                   165,642
                                                                                ---------------           ---------------
       Total...........................................................               2,120,913                 1,964,148
    Less accumulated depreciation and amortization.....................              (1,703,275)               (1,631,907)
                                                                                ---------------           ---------------
       Net property and equipment......................................                 417,638                   332,241
                                                                                ---------------           ---------------

OTHER ASSETS:
    Intangible assets, net.............................................                 923,684                   928,870
    Other..............................................................                  15,000                    27,078
                                                                                ---------------           ---------------
       Total other assets..............................................                 938,684                   955,948
                                                                                ---------------           ---------------
TOTAL ASSETS...........................................................         $     6,117,270           $     3,587,113
                                                                                ---------------           ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................         $       410,960           $       482,137
    Accrued liabilities................................................                 121,115                    92,429
                                                                                ---------------           ---------------
       Total current liabilities.......................................                 532,075                   574,566
                                                                                ---------------           ---------------

COMMITMENTS AND CONTINGENCIES..........................................
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................               -                          -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 9,077,863 shares at August 31, 2002,
       and 8,075,055 at November 30, 2001..............................                  90,779                    80,751
    Additional paid-in capital.........................................              59,069,876                55,386,453
    Accumulated deficit................................................             (53,575,460)              (52,454,657)
                                                                                ---------------           ---------------
       Total shareholders' equity......................................               5,585,195                 3,012,547
                                                                                ---------------           ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................         $     6,117,270           $     3,587,113
                                                                                ===============           ===============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months                       Nine Months
                                                             Ended August 31,                   Ended August 31,
                                                     -------------------------------    -------------------------------
                                                          2002              2001              2002            2001
                                                     -------------      ------------     ------------      ------------
   NET REVENUES................................      $   1,432,826      $  1,110,721     $  4,684,252      $  3,809,727
   COST OF SALES...............................            409,076           390,615        1,445,082         1,408,453
                                                     -------------      ------------     ------------      ------------
   GROSS MARGIN................................          1,023,750           720,106        3,239,170         2,401,274
                                                     -------------      ------------     ------------      ------------

   OPERATING EXPENSES:
      Research, development and engineering....            147,902           221,010          431,344           623,114
      Selling, general and administrative......          1,267,691         1,326,302        3,968,698         4,177,980
                                                     -------------      ------------     ------------      ------------
          Total operating expenses.............          1,415,593         1,547,312        4,400,042         4,801,094
                                                     -------------      ------------     ------------      ------------

   OPERATING LOSS..............................           (391,843)         (827,206)      (1,160,872)       (2,399,820)
                                                     -------------      ------------     ------------      ------------

   OTHER INCOME (EXPENSE):
      Interest expense.........................                 --                --             (794)           (2,701)
      Interest income..........................             14,801             6,731           40,863            21,114
                                                     -------------      ------------     ------------      ------------
          Total other income...................             14,801             6,731           40,069            18,413
                                                     -------------      ------------     ------------      ------------
   NET LOSS....................................      $    (377,042)     $   (820,475)    $ (1,120,803)     $ (2,381,407)
                                                     -------------      ------------     ------------      ------------


   NET LOSS PER COMMON SHARE -
      BASIC AND DILUTED........................      $       (0.04)     $      (0.10)    $      (0.13)     $      (0.32)
                                                     -------------      ------------     ------------      ------------

   WEIGHTED AVERAGE SHARES
      OUTSTANDING-BASIC AND DILUTED............          9,077,863         8,075,081        8,909,221         7,450,030
                                                     -------------      ------------     ------------      ------------


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   For the Nine Month
                                                                                 Periods Ended August 31,
                                                                            --------------------------------
                                                                               2002                2001
                                                                            ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................................              $ (1,120,803)      $ (2,381,407)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization...........................                   166,295            378,954
      Compensation expense for non-employee stock options.....                     4,352              1,995
      Changes in assets and liabilities:
          Accounts receivable decrease........................                   533,829            697,784
          Inventory (increase)................................                  (414,135)          (363,967)
          Prepaid expenses (increase) decrease................                   (42,286)            25,702
          Other assets decrease...............................                    12,078                 --
          Accounts payable (decrease).........................                   (71,177)           (99,663)
          Accrued liabilities increase (decrease).............                    28,686           (142,689)
                                                                            ------------       ------------
            Net cash (used in) operations.....................                  (903,161)        (1,883,291)
                                                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment (net).................                  (246,508)          (157,495)
                                                                            ------------       ------------
            Net cash (used in) investing activities...........                  (246,508)          (157,495)
                                                                            ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares.....................                 3,689,101          2,342,575
                                                                            ------------       ------------
            Net cash provided by financing activities.........                 3,689,101          2,342,575
                                                                            ------------       ------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS.................................................                 2,539,432            301,789

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD...................................................                   167,873            122,299
                                                                            ------------       ------------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD...................................................              $  2,707,305       $    424,088
                                                                            ============       ============



                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2002



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

         We also develop and market the CorRestore(TM) System for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR. We entered into a License Agreement as of June 2, 2000 with the inventors and their Company, CorRestore LLC. The license grants us exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories for SVR, subject to the terms and conditions of the license agreement. In November 2001 we received clearance from the FDA to market the CorRestore patch in the United States.

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

         The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the nine-month period ended August 31, 2002 do not necessarily indicate the results that you should expect for the year ending November 30, 2002. You should read the unaudited interim financial statements together with the financial statements and related footnotes for the year ended November 30, 2001 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                                 August 31, 2002            November 30, 2001
                                                 ---------------            -----------------
           Finished goods...................        $  443,432                  $   50,314
           Work in process..................           164,239                     215,313
           Purchased components.............           600,221                     528,130
                                                    ----------                  ----------
                Total.......................        $1,207,892                  $  793,757
                                                    ==========                  ==========

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2002

         Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks is as follows:

                                                   August 31, 2002          November 30, 2001
                                                   ---------------          -----------------
           Patents and trademarks...........             111,733                   111,733
             Less accumulated amortization..             (72,349)                  (67,163)
                                                   -------------             -------------
                Total.......................       $      39,384             $      44,570
                                                   =============             =============

License acquisition costs are related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore(TM) System, and related products and accessories. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and other intangible assets. We adopted this statement in the first quarter of fiscal 2002. The effect of adopting this statement has been to discontinue amortizing our license acquisition costs related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories described above because we believe these licenses have an indefinite life. The carrying amount and accumulated amortization of these license acquisition costs is as follows:

                                                   August 31, 2002          November 30, 2001
                                                   ---------------          -----------------
           License acquisition costs........       $  1,213,370                $  1,213,370
             Less accumulated amortization..           (329,070)                   (329,070)
                                                   ------------                ------------
                Total.......................       $    884,300                $    884,300
                                                   ============                ============

         Amortization expense for the three months ended August 31, 2002 was approximately $1,700, and for the three months ended August 31, 2001 was approximately $56,600. Amortization expense for the nine months ended August 31, 2002 was approximately $5,200, and for the nine months ended August 31, 2001 was approximately $169,700. Net loss for the three months ended August 31, 2001, excluding the effect of amortizing our license acquisition costs, would have been approximately $766,000, or $(.09) per common share. Net loss for the nine months ended August 31, 2001, excluding the effect of amortizing our license acquisition costs, would have been approximately $2,217,000, or $(.30) per common share. Amortization expense for each of the next five fiscal years is expected to be approximately $6,900 per year.

         Intangible assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

         Loss Per Common Share - basic and diluted, is computed using the weighted average number of common shares outstanding during each period. Common shares issuable under stock options and warrants have not been included in the computation of the net loss per common share - diluted, because such inclusion would be antidilutive. As of August 31, 2002 and August 31, 2001, we had outstanding 5,163,050 and 2,683,328, respectively, of warrants and options to purchase common shares.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2002

         Accounting Pronouncements As described above, effective December 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

         During the third quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective December 1, 2001. This statement replaces Statement No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. The adoption of this statement had no impact on our financial statements.

         Reclassifications - Certain reclassifications have been made to the financial statements for 2001 to conform to the 2002 presentation.

4. ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                        August 31, 2002         November 30, 2001
                                                        ---------------         -----------------
         Accrued incentive.......................         $  52,481                $      --
         Accrued sales commissions...............            49,648                      60,109
         Accrued insurance.......................             9,053                      24,570
         Accrued royalty.........................             5,133                        --
         Accrued warranty........................             4,800                       7,750
                                                          ---------                ------------
             Total...............................         $ 121,115                $     92,429
                                                          =========                ============

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

                                 AUGUST 31, 2002

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

         Effective August 1, 2002, we granted 10-year non-plan options to purchase 100,000 common shares to a new executive officer at an exercise price of $2.30 per share (the closing sale price of the common shares as of the date of grant) as an inducement essential to his entering into an employment agreement with us.

7. SEGMENT INFORMATION

         We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 97% of our net revenues in the first nine months of fiscal 2002 were derived from our INVOS Cerebral Oximeter product line, compared to 100% of our net revenues in the first nine months of fiscal 2001.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2002

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

RESULTS OF OPERATIONS

OVERVIEW

         We develop, manufacture and market the INVOS Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the brain. We also develop and market the CorRestore System for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR. In November 2001 we received clearance from the FDA to market the CorRestore patch in the United States.

         During fiscal 2001 and the first quarter of fiscal 2002, our primary activities consisted of sales and marketing of the Cerebral Oximeter and related disposable SomaSensor, and developing the CorRestore System. During the second and third quarters of fiscal 2002, our primary activities consisted of sales and marketing of the Cerebral Oximeter, the disposable SomaSensor, and the CorRestore System. We had an accumulated deficit of $53,575,460 through August 31, 2002.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2002

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

THREE MONTHS ENDED AUGUST 31, 2002 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2001

         Our net revenues increased approximately $322,000, or 29%, from $1,110,721 in the three-month period ended August 31, 2001 to $1,432,826 in the three-month period ended August 31, 2002. The increase in net revenues is primarily attributable to

         - an increase in United States sales of approximately $287,000, from approximately $972,000 in the third quarter of fiscal 2001 to approximately $1,259,000 in the third quarter of fiscal 2002. This increase is primarily due to a 39% increase in sales of the disposable SomaSensor, and approximately $51,000 in CorRestore System revenues, partially offset by a 35% decrease in sales of the Cerebral Oximeter primarily as a result of approximately $30,000 in stocking orders to independent representatives in the third quarter of fiscal 2001. Based on CorRestore System revenues to date, we believe that CorRestore System revenues for fiscal 2002 will be significantly less than previously expected,
         - a 12% increase in the average selling price of SomaSensors, primarily due to the 25% increase in the suggested retail price of the SomaSensor in the United States effective September 1, 2001, and
         - an increase in international sales of approximately $35,000, from approximately $139,000 in the third quarter of fiscal 2001 to approximately $174,000 in the third quarter of fiscal 2002. This increase is primarily due to increased purchases by Tyco Healthcare.

         Sales of our products as a percentage of net revenues were as follows:

                                                                     PERCENT OF NET REVENUE
                                                                    THIRD QUARTER OF FISCAL
              PRODUCT                                           2002                       2001
              -------                                       ------------               ------------
              SomaSensors........................                82%                        79%
              Model 5100 Cerebral Oximeters......                 8%                         8%
              Model 4100 Cerebral Oximeters......                 6%                        13%
              CorRestore Systems.................                 4%                         0%
                                                            ------------               ------------
                  Total..........................               100%                       100%
                                                            ============               ============

              Approximately 12% of our net revenues in the third quarter of fiscal 2002 were export sales, compared to approximately 13% of our net revenues in the third quarter of fiscal 2001.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2002


         Gross margin as a percentage of net revenues was approximately 71% for the quarter ended August 31, 2002 and approximately 65% for the quarter ended August 31, 2001. The increase in gross margin as a percentage of net revenues is primarily attributable to the increase in the average selling price of SomaSensors described above, and increased sales of our latest model SomaSensor, which is less costly to manufacture. We expect our gross margin percentage to decrease if international revenues increase in the fourth quarter of fiscal 2002.

         Our research, development and engineering expenses decreased approximately $73,000, or 33%, from $221,010 for the three months ended August 31, 2001 to $147,902 for the three months ended August 31, 2002. The decrease is primarily attributable to approximately $104,000 in decreased costs associated with the development of the CorRestore System, partially offset by approximately $38,000 in increased costs associated with the development of our next generation Cerebral Oximeter.

         Selling, general and administrative expenses decreased approximately $59,000, or 4%, from $1,326,302 for the three months ended August 31, 2001 to $1,267,691 for the three months ended August 31, 2002. The decrease in selling, general and administrative expense is primarily attributable to

         - a $55,000 decrease in intangible amortization expense related to license acquisition costs as a result of our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Upon adopting this statement, we have discontinued amortizing our license acquisition costs related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories because we believe these licenses have an indefinite life, and
         - a $31,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of reduced sales commissions in the third quarter of fiscal 2002.

These decreases were partially offset by approximately $62,000 in customer education expenses for the CorRestore System.

         For the three-month period ended August 31, 2002, we realized a 54% decrease in our net loss over the same period in fiscal 2001. The decrease is primarily attributable to

         -    a 29% increase in net revenues,
         -    a 6% increase in gross margin percentage, and
         -    a 9% decrease in operating expenses.

We expect our fiscal 2002 net loss will be approximately $1,000,000 to $1,250,000.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2002

NINE MONTHS ENDED AUGUST 31, 2002 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2001

         Our net revenues increased approximately $875,000, or 23%, from $3,809,727 in the nine-month period ended August 31, 2001 to $4,684,252 in the nine-month period ended August 31, 2002. The increase in net revenues is primarily attributable to

         - an increase in United States sales of approximately $819,000, from approximately $2,953,000 in the first three quarters of fiscal 2001 to approximately $3,772,000 in the first three quarters of fiscal 2002. This increase is primarily attributable to a 50% increase in sales of the disposable SomaSensor, and approximately $147,000 in CorRestore System revenues, partially offset by a 42% decrease in sales of the Cerebral Oximeter primarily as a result of approximately $210,000 in stocking orders to independent representatives in fiscal 2001,
         - a 12% increase in the average selling price of SomaSensors, primarily due to the 25% increase in the suggested retail price of the SomaSensor in the United States effective September 1, 2001, and
         - an increase in international sales of approximately $55,000, from approximately $857,000 in the first three quarters of fiscal 2001 to approximately $912,000 in the first three quarters of fiscal 2002.

         Sales of our products as a percentage of net revenues were as follows:

                                                                     PERCENT OF NET REVENUE
                                                                 FIRST THREE QUARTERS OF FISCAL
              PRODUCT                                           2002                       2001
              -------                                        ----------                 ----------
              SomaSensors........................                74%                        62%
              Model 4100 Cerebral Oximeters......                12%                        26%
              Model 5100 Cerebral Oximeters......                11%                        12%
              CorRestore Systems.................                 3%                         0%
                                                             ----------                 ----------
                  Total..........................               100%                       100%
                                                             ==========                 ==========


         Approximately 19% of our net revenues in the first three quarters of fiscal 2002 were export sales, compared to approximately 22% of our net revenues in the first three quarters of fiscal 2001. One international distributor accounted for approximately 11% of net revenues for both the nine months ended August 31, 2002 and the nine months ended August 31, 2001.

         Gross margin as a percentage of net revenues was approximately 69% for the nine months ended August 31, 2002 and approximately 63% for the nine months ended August 31, 2001. The increase in gross margin as a percentage of net revenues is primarily attributable to

         - the increase in the average selling price of SomaSensors described above,
         - increased sales of our latest model SomaSensor, which is less costly to manufacture, and
         -    sales of the CorRestore System which began in fiscal 2002.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2002

         Our research, development and engineering expenses decreased approximately $192,000, or 31%, from $623,114 for the nine months ended August 31, 2001 to $431,344 for the nine months ended August 31, 2002. The decrease is primarily attributable to approximately $199,000 in decreased costs associated with the development of the CorRestore System, and a $35,000 decrease in engineering salaries as a result of one less engineer, partially offset by approximately $48,000 in increased costs associated with the development of our next generation Cerebral Oximeter.

         Selling, general and administrative expenses decreased approximately $209,000, or 5%, from $4,177,980 for the nine months ended August 31, 2001 to $3,968,698 for the nine months ended August 31, 2002. The decrease in selling, general and administrative expense is primarily attributable to

         - a $209,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of a reduction in the number of employees, principally sales and marketing (from an average of 33 employees for the nine months ended August 31, 2001 to an average of 29 employees for the nine months ended August 31, 2002) and reduced sales commissions,
         - a $200,000 termination fee paid in fiscal 2001 related to the Kingsbridge Capital Limited Private Equity Line,
         - a $165,000 decrease in intangible amortization expense as a result of discontinued amortization of license acquisition costs, as described above, and
         - $45,000 paid in fiscal 2001 in connection with the Loan and Security Agreement with Crestmark Bank.

These decreases were partially offset by

         - a $226,000 increase in commissions paid to our independent sales representatives,
         -    $130,000 in customer education expenses for the CorRestore System,
         - a $56,000 increase in insurance expense, primarily due to increased products liability insurance coverage since we began marketing the CorRestore System, and
         - a $54,000 increase in professional service fees, primarily due to the timing of auditing and tax service expenses.

         For the nine-month period ended August 31, 2002, we realized a 53% decrease in our net loss over the same period in fiscal 2001. The decrease is primarily attributable to

         -    a 23% increase in net revenues,
         -    a 6% increase in gross margin percentage, and
         -    an 8% decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the nine-month period ended August 31, 2002 was approximately $903,000. Cash was used primarily to

         - fund our net loss, primarily selling, general and administrative expenses and research, development and engineering expenses, totaling approximately $955,000, before depreciation and amortization expense,
         - increase inventories by approximately $414,000, primarily due to purchases of CorRestore System inventory,

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2002

         - decrease accounts payable by approximately $71,000, primarily due to more timely payments to vendors, and
         - increase prepaid expenses by approximately $42,000, primarily due to advance payments made for trade show reservations.

These uses of cash were partially offset by

         - a decrease in accounts receivable of approximately $534,000, primarily due to lower third quarter 2002 sales than fourth quarter 2001 sales, and
         - an increase in accrued liabilities of approximately $29,000, primarily due to accrued incentive compensation.

         We expect our working capital requirements to increase if sales increase.

         Capital expenditures in the first nine months of fiscal 2002 were approximately $247,000. These expenditures were primarily

         - approximately $88,000 for model 4100 and model 5100 Cerebral Oximeters being used as demonstration units and rental units,
         - approximately $64,000 for a display booth and exhibit to be used at industry trade shows,
         -    approximately $50,000 in computer hardware and software, and
         - approximately $35,000 in tooling costs associated with the CorRestore System.

         We expect capital expenditures for fiscal 2002 will be approximately $300,000.

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

         We have a Loan and Security Agreement with Crestmark Bank for a working capital line of credit for up to $750,000, collateralized by all of our assets. Under the agreement, Crestmark Bank may, but is not obligated to, lend us amounts we request from time to time, up to $750,000, if no default exists. The loans are limited by a borrowing base based on qualifying accounts receivable and lender reserves. The loan is payable on demand, and our collections of our receivables are directed to Crestmark Bank in payment of any outstanding balance of the loan. The principal amount outstanding bears interest, payable monthly, at the prime rate (4.75% as of September 24, 2002) plus 2% plus a 2.4% service fee. As of September 24, 2002, we had no outstanding principal loan balance and $570,766 was available for borrowing, at Crestmark's discretion, under the facility.

         As of August 31, 2002, we had working capital of $4,228,873, cash and cash equivalents of $2,707,305, total current liabilities of $532,075 and shareholders' equity of $5,585,195.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2002

         We believe that the cash and cash equivalents on hand at August 31, 2002, together with the estimated net borrowings available under the Crestmark Bank Loan and Security Agreement, will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

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

CRITICAL ACCOUNTING POLICIES

         We believe our most significant accounting policies relate to the recording of an intangible asset for license acquisition costs related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories, and our accounting treatment of stock options issued to employees.

         We have recorded an intangible asset related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories. License acquisition costs include our estimate of the fair value of ten-year vested stock options to purchase common shares granted to one of our directors in connection with negotiating and assisting us in completing the transaction, and our estimate of the fair value of the vested portion of five-year warrants to purchase common shares issued in the transaction.

         We estimated the value of the stock options to purchase common shares and the warrants to purchase common shares using the Black-Scholes valuation model. The Black-Scholes valuation model requires the following assumptions: expected life period of the security, expected volatility of our stock price during the period, risk-free interest rate, and dividend yield. Given the assumptions inherent in the Black-Scholes valuation model, it is possible to calculate a different value for our intangible asset by changing one or more of the valuation model variables or by using a different valuation model. However, we believe that the model is appropriate, that the judgments and assumptions that we have made at the time of valuation were also appropriate, and that the reported results would not be materially different had one or more of the variables been different or had a different valuation model been used.

         In addition, effective December 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The effect of adopting this Statement has been to discontinue amortizing our license acquisition costs related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories described above because we believe these licenses have an indefinite life. For the first three quarters of fiscal 2001, we incurred amortization expense of approximately $165,000 associated with these license acquisition costs. Our net loss for the nine months ended August 31, 2001, excluding the effect of amortizing our license acquisition costs, would have been approximately $2,217,000, or $(.30) per common share.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2002

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. During the first three quarters of fiscal 2002, we granted 488,500 stock options to our employees. Had we recognized compensation expense for stock options granted to employees in fiscal 2002, based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss for the nine months ended August 31, 2002, on a pro forma basis, would have increased by approximately $539,000, or $.06 per common share. Had we recognized compensation expense for our stock options granted to employees in fiscal 2001, based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss on a pro forma basis would have increased by approximately $606,000, or $.08 per common share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  10.1 Amendment No. 1 to License Agreement, dated as of August 1, 2002, among Somanetics Corporation, CorRestore LLC, Constantine L. Athanasuleas, M.D., and Gerald D. Buckberg, M.D.

                  10.2 Employment Agreement, dated as of August 1, 2002, between Somanetics Corporation and Dominic Spadafore.

                  10.3 Stock Option Agreement, dated as of August 1, 2002, between Somanetics Corporation and Dominic Spadafore.

                  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by us during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Somanetics Corporation
                                        (Registrant)




Date:  October 1, 2002                  By: /s/ William M. Iacona
       ---------------                     -------------------------------------
                                        William M. Iacona
                                        Vice President, Finance, Controller, and
                                        Treasurer (Duly Authorized and Principal
                                        Financial Officer)

                                 CERTIFICATIONS

I, Bruce J. Barrett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Somanetics Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 1, 2002


                                              /s/ Bruce J. Barrett
                                              ----------------------------------
                                              Bruce J. Barrett, President and
                                              Chief Executive Officer

                                 CERTIFICATIONS

I, William M. Iacona, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Somanetics Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 1, 2002


                                              /s/ William M. Iacona
                                              ----------------------------------
                                              William M. Iacona, Vice
                                              President, Finance, Controller,
                                              and Treasurer

                                  EXHIBIT INDEX

Exhibit                                         Description
-------                                         -----------

10.1 Amendment No. 1 to License Agreement, dated as of August 1, 2002, among Somanetics Corporation, CorRestore LLC, Constantine L. Athanasuleas, M.D., and Gerald D. Buckberg, M.D.

10.2 Employment Agreement, dated as of August 1, 2002, between Somanetics Corporation and Dominic Spadafore.

10.3 Stock Option Agreement, dated as of August 1, 2002, between Somanetics Corporation and Dominic Spadafore.

99.1              Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.