Form 10-K
period 2002-11-30
SOMANETICS CORP
filed 2003-02-04
CIK 704328

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended NOVEMBER 30, 2002 OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______ TO ______ Commission File No. 0-19095

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ____ No X

The aggregate market value of the common shares held by non-affiliates of the Registrant as of May 31, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter), computed by reference to the closing sale price as reported by Nasdaq on such date, was approximately $25,282,000.

            The number of the Registrant's common shares outstanding
                      as of February 3, 2003 was 9,077,863

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders, scheduled to be held April 10, 2003, are incorporated by reference in Part III, if the Proxy Statement is filed no later than March 31, 2003.

================================================================================

                             SOMANETICS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002

                                TABLE OF CONTENTS

                                      PART I

                                                                                                                PAGE
                                                                                                                ----
Item 1.     Business  ....................................................................................        2
Item 2.     Properties....................................................................................       24
Item 3.     Legal Proceedings.............................................................................       24
Item 4.     Submission of Matters to a Vote of Security Holders...........................................       24
Supplemental Item. Executive Officers of the Registrant...................................................       25
                                                      PART II
Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters.........................       27
Item 6.     Selected Financial Data.......................................................................       28
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........       29
Item 7A     Quantitative and Qualitative Disclosures About Market Risk....................................       39
Item 8.     Financial Statements and Supplementary Data...................................................       40
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........       57
                                                      PART III
Item 10.    Directors and Executive Officers of Registrant................................................       58
Item 11.    Executive Compensation........................................................................       58
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
            Stockholder Matters...........................................................................       58
Item 13.    Certain Relationships and Related Transactions................................................       58
                                                      PART IV
Item 14.    Controls and Procedures.......................................................................       59
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................       59

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

         We were incorporated in 1982. We develop, manufacture and market the INVOS(R) Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the brain. We also develop and market the CorRestore(TM) System for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR.

         We developed the Cerebral Oximeter to meet the need for information about oxygen in the brain, the organ least tolerant of oxygen deprivation. Without sufficient oxygen, brain damage may occur within a few minutes, which can result in paralysis, severe and complex disabilities or death. Brain oxygen information, therefore, is important, especially in surgical procedures requiring general anesthesia and in other critical care situations with a high risk of the brain getting less oxygen than it needs. We target surgical procedures with a high risk of brain oxygen imbalances, primarily cardiac surgeries, as well as other blood vessel surgeries, such as carotid artery surgeries, and surgeries involving elderly patients. Surgeons, anesthesiologists, perfusionists and other medical professionals use the Cerebral Oximeter to identify brain oxygen imbalances and take corrective action, potentially improving patient outcome and reducing the cost of care.

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

         -     dual single-use, disposable sensors, called SomaSensors(R),

         -     proprietary software, and

         -     a preamplifier cable.

SomaSensors can be placed on both sides of a patient's forehead to offer bi-lateral monitoring and are connected to the computer through the preamplifier cable. The computer uses our proprietary software to analyze information received from the SomaSensors and provides a continuous digital and trend display on the monitor of an index of the oxygen saturation in the area of the brain under the SomaSensors. Users of the Cerebral Oximeter are required to purchase disposable SomaSensors on a regular basis because of their single-use nature. We began shipping the model 4100 Cerebral Oximeter in the first quarter of fiscal 1998. We began international shipments of the model 5100 Cerebral Oximeter in August 1999. The model 5100 Cerebral Oximeter has the added capability of being able to monitor pediatric patients. In September 2000, we received clearance from the FDA to market the model 5100 Cerebral Oximeter in the United States and began shipping the model 5100 Cerebral Oximeter in the United States.

         Our objective is to establish the Cerebral Oximeter as a standard of care in surgical procedures requiring general anesthesia and in other critical care situations.

         We develop and market the CorRestore System, which includes a cardiac implant designed by CorRestore LLC, for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR. During SVR, the surgeon restores an enlarged, poorly-functioning left ventricle to more normal size and function by inserting an implant, in most instances, or closing the defect directly. We entered into a License Agreement as of June 2, 2000 giving us exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System, subject to the terms and conditions of the license agreement. In November 2001 we received clearance from the FDA to market the CorRestore patch in the United States. The first surgical procedure using the CorRestore System was performed in January 2002. We began shipping the CorRestore System in the first quarter of fiscal 2002. Our objective is to have the CorRestore System used in SVR surgeries in the United States, and to obtain regulatory clearances or approvals necessary to market the CorRestore System in international markets. Our initial target market is SVR surgeries on patients with dilated ischemic cardiomyopathy due to a previous myocardial infarction involving the anterior wall of the ventricle. Ischemic cardiomyopathy is a damaged heart muscle caused by the obstruction of the inflow of blood from the arteries, resulting in an enlarged ventricle. Myocardial infarction is the death of an area of the middle muscle layer in the heart wall.

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

         The Cerebral Oximeter is the only non-invasive monitoring system commercially available in the United States that provides continuous information about changes in the blood oxygen level in the brain. It is easy to use and relatively inexpensive, and provides medical professionals with information to help them identify brain oxygen imbalances. This information may help medical professionals intervene in a timely manner to correct brain oxygen imbalances, provide feedback regarding the adequacy of the selected therapy and provide medical professionals with additional assurance when they make decisions regarding the need for therapy, thereby potentially improving patient outcome and reducing the cost of care.

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

         Target Surgical Procedures With a High Risk of Brain Oxygen Imbalances. We target surgical procedures with a high risk of brain oxygen imbalances, primarily cardiac surgeries, as well as other blood vessel surgeries, such as carotid artery surgeries, and surgeries involving elderly patients. We believe that the medical professionals involved in these surgeries are the most aware of the risks of brain damage resulting from brain oxygen imbalances. Therefore, we believe that it will be easier to demonstrate the clinical benefits of the Cerebral Oximeter and potentially gain market acceptance for our products in connection with these surgeries.

         Demonstrate Clinical Benefits and Promote Acceptance of the Cerebral Oximeter. We sponsor clinical studies using the Cerebral Oximeter to provide additional evidence of its benefits. We use the resulting publication of any favorable peer-reviewed papers to help convince the medical community of the clinical benefits of the Cerebral Oximeter. We also promote acceptance of the Cerebral Oximeter in the medical community by encouraging surgeons, anesthesiologists, perfusionists and nurses in leading hospitals, whose opinions and practices we believe are valued by other hospitals and physicians, to use the Cerebral Oximeter on a trial basis. We believe that successful evaluations of the Cerebral Oximeter by these medical professionals will accelerate the acceptance of the Cerebral Oximeter by other medical professionals. We are sponsoring discussions among physicians who have used the Cerebral Oximeter about its clinical benefits.

         Invest in Marketing and Sales Activities. We have established a distribution network consisting of our direct sales employees, independent sales representatives and distributors. We invest in our marketing and sales efforts to increase the medical community's exposure to our INVOS technology and the Cerebral Oximeter, including continued participation in trade shows and medical conferences, and ongoing product evaluations. We are marketing our products through our existing sales force and independent sales representatives and we leverage our sales resources through the use of our distributors, including Tyco Healthcare, formerly Nellcor Puritan Bennett Export, Inc., in Europe and Canada, and Edwards Lifesciences Ltd., formerly Baxter Limited, in Japan.

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

PRODUCTS AND TECHNOLOGY

The Cerebral Oximeter

         Our Cerebral Oximeter is the only non-invasive patient monitoring system commercially available in the United States that provides continuous information about changes in the blood oxygen level in the brain. It is a portable and easy-to-use monitoring system that is placed at a patient's bedside in hospital critical care areas, especially operating rooms, recovery rooms, ICUs and emergency rooms. Surgeons, anesthesiologists, perfusionists and other medical professionals use the information provided by the Cerebral Oximeter to identify brain oxygen imbalances and take corrective action, potentially improving patient outcome and reducing the cost of care. Once the cause of a cerebral oxygen imbalance is identified and therapy is initiated, the Cerebral Oximeter provides immediate feedback regarding the adequacy of the selected therapy. It can also provide medical professionals with an additional level of assurance when they make decisions regarding the need for therapy.

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

         The portable unit includes menus that make it easy for users to set high and low audible alarms, customize the display and retrieve data. Single-function keys provide a convenient means to turn on the Cerebral Oximeter, silence alarms, mark important events and print results that can be stored for up to 24 hours and retrieved by a variety of standard, commercially-available printers. The model 4100 and model

5100 Cerebral Oximeters each measure approximately 9 inches wide, 8 inches high, and 8 inches deep and weigh approximately 15 pounds.

         Our suggested list prices in the United States are as follows: the model 4100 Cerebral Oximeter $18,000, the model 5100 Cerebral Oximeter $25,000, the adult SomaSensor $95.00, and the pediatric SomaSensor $125.00. Users of the Cerebral Oximeter are required to purchase disposable SomaSensors on a regular basis. The SomaSensor may only be used once because after one use it may become contaminated and we do not warrant its effectiveness after one use. We provide a one-year warranty on the Cerebral Oximeter, which we will satisfy by repairing or exchanging those units in need of repair, and we offer service for the Cerebral Oximeter for a fee after the warranty expires.

         The following table summarizes the principal features and related benefits of the Cerebral Oximeter:

                FEATURES                                              BENEFITS
------------------------------------                 --------------------------------------------
FDA-cleared                                          - Access to United States and certain foreign markets
Non-invasive                                         - Consistent with market trend toward less invasive medical procedures
                                                     - No risk to patients and medical professionals
                                                     - No added patient recovery costs
Continuous Information                               - Immediate information regarding brain oxygen imbalances
                                                     - Real-time guide to therapeutic interventions
Organ-Specific Information                           - Provides information about oxygen imbalances in both sides of the brain
Relatively Inexpensive                               - Low cost relative to other brain monitors and medical devices
                                                     - Small portion of the cost of the procedures in which it is used
                                                     - New information can potentially improve patient outcome and reduce the cost of care
Easy-to-Use                                          - Does not require a trained technician to operate or interpret
                                                     - Automatic SomaSensor calibration
                                                     - Simple user interface and controls
                                                     - Audible alarm limits
Effective in Difficult Circumstances                 - Provides information when the patient is unconscious, lacks a strong peripheral pulse or has suppressed neural activity, specifically during cardiac arrest, hypothermia,
                                                       hypertension, hypotension and hypovolemia
                                                     - Indicates oxygen imbalances in the brain, not just blood flow, oxygenation of the arteries or the effects of imbalances
Portable                                             - Placed at patient's bedside

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

         We spent $571,126 during fiscal 2002 on research, development and engineering, $777,974 during fiscal 2001, and $513,816 during fiscal 2000.

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

         We market the Cerebral Oximeter primarily to cardiac, cardiovascular and vascular surgeons, neurosurgeons, anesthesiologists and perfusionists. We believe that these specialists are the medical professionals most aware of the risks of brain damage resulting from brain oxygen imbalances. We and our distributors have concentrated our sales efforts on the larger hospitals in the United States and selected foreign markets in which we have commenced commercial sales, because theses hospitals have a larger volume of surgical procedures and we consider them to be opinion leaders in the medical community. In addition, we sponsor discussions among physicians who have used the Cerebral Oximeter about its clinical benefits.

         We believe that favorable peer review is a key element to a product's success in the medical equipment industry. Accordingly, we support clinical research programs with third-party clinicians and researchers intended to demonstrate the need for the Cerebral Oximeter and its clinical benefits with the specific objective of publishing the results in peer-reviewed journals. The research primarily consists of studies comparing cerebral oximetry measurements with measures of patient outcome and hospital costs, including patient length of stay, length of time on the ventilator, cognitive dysfunction and incidence of stroke. In addition, fully randomized studies are being pursued that investigate the ability of clinicians to improve patient outcomes and reduce hospital costs by managing patients based on information provided by the Cerebral Oximeter. We attend trade shows and medical conferences to introduce and promote the Cerebral Oximeter and to meet medical professionals with an interest in performing research and reporting their results in peer-reviewed medical journals and at major international meetings. For example, a number of studies were presented in 2002 demonstrating the benefits of monitoring changes in regional brain blood oxygen saturation using the Cerebral Oximeter:

    - A 1,153-patient study in cardiac surgery conducted by Dr. Scott Goldman, M.D., Lankenau Hospital and Institute for Medical Research, found that patients whose regional brain blood oxygen saturation levels during cardiac surgery were maintained, by monitoring with the Cerebral Oximeter and intervening as needed, had significantly reduced stroke rates compared to patients undergoing similar surgeries in the year before the hospital adopted use of the Cerebral Oximeter. The monitored group of 362 patients had a stroke rate of 0.28%, significantly lower than the 1.77% stroke rate for the 791 patients in the unmonitored group. These findings suggest that even very low stroke rates can be significantly improved by monitoring regional brain blood oxygen saturation levels. These results were presented at the October 2002 annual meeting of the Pennsylvania Society for Thoracic Surgeons in Miami Beach, Florida.

    - A 399-patient prospective study performed at the University of Florida, Gainesville indicated an association between brain blood oxygen desaturation during major general, non-cardiac surgery in the elderly, as monitored with the Cerebral Oximeter, and cognitive dysfunction after the operation. The surgical procedures included major abdominal, orthopedic and gynecological surgeries that used general anesthesia for the patient and were two or more hours in length. In the group of patients who demonstrated cognitive decline, 62% suffered brain blood oxygen desaturations during the surgical procedure, compared to 8% for the patients that did not demonstrate a cognitive decline. These findings suggest that elderly patients undergoing any major surgical procedure may benefit from the monitoring and managing of brain oxygen saturation levels. These results were presented at the October 2002 annual meeting of the American Society of Anesthesiologists in Orlando, Florida.

    - A 12-patient ICU study of patients that suffered traumatic brain injuries conducted by Professor Alexander Brawanski, University of Regensburg, Regensburg, Germany, demonstrated that measurements of brain oxygen levels using the Cerebral Oximeter were highly correlated with the measurements taken using an oxygen probe inserted into the brain. The patients were monitored continuously over periods of days yielding over 100,000 simultaneous data points for analysis. This study, published in the Journal of Cerebral Blood Flow and Metabolism, provides data supporting the substitution of noninvasive cerebral oximetry in place of invasive brain probes in patients requiring continuous brain monitoring.

    - A 17-patient observational study of patients undergoing resuscitation from cardiac arrest in a pre-hospital setting, conducted by Dr. Brian O'Neil, M.D. and associates, Wayne State University School of Medicine, demonstrated an association between low brain blood oxygen saturation levels during and following resuscitation, and patient death or poor neurologic outcomes. These findings were based on data collected using the Cerebral Oximeter on location and during the ambulance journey to the hospital. Using the Cerebral Oximeter allowed EMS personnel to focus on the brain in addition to the heart during cardiopulmonary resuscitation (CPR), and provided immediate feedback on the adequacy of some interventions undertaken to restart the heart. The results were presented at the May 2002 annual meeting of the Society for Academic Emergency Medicine in St. Louis, Missouri.

Sales and Distribution

         We sell the Cerebral Oximeter through our direct sales force, independent sales representatives and independent distributors. In the United States, we sell the Cerebral Oximeter through our seven direct salespersons, two clinical specialists and nine independent sales representatives. Our sales compensation and incentive plans are designed to motivate our direct sales force by making half of their targeted compensation dependent on meeting targeted sales levels. We believe that the minimum selling cycle for new medical devices is approximately six to nine months.

         Internationally, we have distribution agreements with six independent distributors covering 59 countries for the model 4100 Cerebral Oximeter, and our distribution agreements with four of those distributors cover 57 countries for the model 5100 Cerebral Oximeter. Our distributors include Tyco Healthcare, formerly Nellcor Puritan Bennett Export, Inc., part of Tyco International Ltd., in Europe and Canada, and Edwards Lifesciences Ltd., formerly Baxter Limited, in Japan. Our agreement with Tyco Healthcare covers 40 countries for the model 4100 and model 5100 Cerebral Oximeters. In March 1995, we engaged Baxter Limited as our exclusive distributor in Japan. In January 1999, the Japanese Ministry of Health and Welfare licensed Baxter Limited to market the INVOS 4100 Cerebral Oximeter in Japan. During 2002, Baxter Limited changed its name to Edwards Lifesciences Ltd. as part of a corporate reorganization.

         During fiscal 1998, we began a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, and the customer agrees to purchase at a premium a minimum monthly quantity of SomaSensors. It has been our experience that the larger hospitals in the United States prefer to use this method to acquire Cerebral Oximeters.

         We did not have any backlog of firm orders as of January 10, 2003 or as of January 10, 2002. We generally do not have a backlog of firm orders.

         For a description of sales to major customers, see Note 10 of Notes to Financial Statements included in Item 8 of this Report. Tyco Healthcare was our largest customer in fiscal 2002, 2001 and 2000. We are dependent on our sales to Tyco Healthcare, and the loss of them as a customer would have an adverse effect on our business, financial condition and results of operations.

         Our export sales were approximately $1,348,000 for the fiscal year ended November 30, 2002, $1,595,000 for the fiscal year ended November 30, 2001, and $2,265,000 for the fiscal year ended November 30, 2000. See Note 10 of Notes to Financial Statements. For a description of the breakdown of sales between model 5100 Cerebral Oximeters, model 4100 Cerebral Oximeters, SomaSensors, and CorRestore Systems, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

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

         On June 11, 1998, we received ISO 9001 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to continue to market our products in the European Economic Community. Our most recent ISO 9001 compliance surveillance audit occurred in July 2002.

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

         The medical products industry is characterized by intense competition and extensive research and development. Other companies and individuals are engaged in research and development of non-invasive cerebral oximeters, and we believe there are many other potential entrants into the market. Some of these potential competitors have well established reputations, customer relationships and marketing, distribution and service networks, and have substantially longer histories in the medical products industry, larger product lines and greater financial, technical, manufacturing, research and development and management resources than ours. Many of these potential competitors have long-term product supply relationships with our potential customers. These potential competitors might develop products that are at least as reliable and effective as our products, that make additional measurements, or that are less costly than our products. These potential competitors might be more successful than we are in manufacturing and marketing their products and might be able to take advantage of the significant time and effort we have invested to gain medical acceptance of cerebral oximetry. In addition, two patents issued to an unaffiliated third party and relating to cerebral oximetry expired in 2000, one patent issued to an unaffiliated third party and relating to cerebral oximetry expired in 1999, and two patents issued to an unaffiliated third party and relating to cerebral oximetry expired in 1998. These expired patents make that technology generally available and potentially help the development of competing products. See "Market Overview."

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

         Our initial United States patent, covering the in vivo tissue examination technology developed in conjunction with the INVOS 2100 and its predecessor, the SOMA 100, was allowed and issued in 1986 and will expire on October 14, 2003. We do not expect the expiration of this patent to have a material effect on our business. The corresponding Canadian patent was issued in 1987, the corresponding European Community patent was issued in 1990, with related patents issued in the ten Western European countries that were then member states, and the corresponding Japanese patent was issued in 1991. Our fourteen additional United States patents expire on various dates from February 2005 to December 2014. We also have one patent application pending in the United States and a number of patent applications in various foreign countries with respect to other aspects of our technology relating to the interaction of light with tissue.

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

         A device requiring prior marketing authorization that does not qualify for 510(k) clearance is categorized as class III, which is reserved for devices classified by the FDA as posing the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a legally marketed class I or class II device. A class III device generally must receive approval of a premarket approval, or PMA, application, which requires proving the safety and effectiveness of the device to the FDA. The process of obtaining PMA approval is expensive and uncertain. We believe that it usually takes from one to three years after filing, but it can take longer, and some are never approved.

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

         Any devices we manufacture or distribute pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and some state agencies. Manufacturers of medical devices marketed in the United States must comply with detailed Quality System Regulation, or QSR, requirements, which include testing, control, documentation and other quality assurance procedures. Manufacturers must also comply with Medical Device Reporting requirements. These requirements require a manufacturer to report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in some circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits promoting approved medical devices for unapproved uses.

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

Rules for export of PMA devices are more stringent.

         Congress has enacted the Medical Device User Fee Modernization Act of 2002. Among other things, this law has provisions which affect the assessment of user fees for product approvals and clearances. Given the recent enactment of this law, the effect of the law as it relates to us and our products is still unknown.

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

         Surgical ventricular restoration is a surgical technique that can be used to treat some patients suffering from congestive heart failure. It involves reducing the size of the ventricle to restore more normal function. During SVR, the surgeon restores an enlarged, poorly functioning left ventricle to more normal size and function by inserting an implant, in most instances, or closing the defect directly. One study of SVR surgeries using existing dacron patches indicates a higher 12-month, 18-month and 36-month survival rate and a lower hospital re-admission rate for patients undergoing SVR. Two heart surgeons and their company, CorRestore LLC, have designed and patented a patch for use in SVR that they believe is easier to implant and provides a better seal against leaks at the perimeter than existing patches, which are formed by the surgeon during the surgery out of dacron or bovine pericardium tissue. These existing patches take time for the surgeon to form, can be difficult to insert, and can leak around the edges. Therefore, we believe it will be possible to demonstrate the clinical benefits of the CorRestore System and to gain market acceptance for this product in connection with these surgeries.

         We believe that the trends in aging of the population and the demand to reduce health care costs, and the increased survival rate after initial heart problems, will increase the number of persons diagnosed with congestive heart failure and will increase the demand for procedures that can increase the survival rate and decrease the hospital re-admission rate for these patients.

Business Strategy

         Our objective is to have the CorRestore System used in SVR surgeries in the United States, and to obtain regulatory clearances or approvals necessary to market the CorRestore System in international markets. Key elements of our strategy are as follows:

         Obtain Regulatory Clearances or Approvals for the CorRestore System. We are currently working to obtain regulatory approvals for the CorRestore System in international markets, including CE certification. In November 2001 we received clearance from the FDA to market the CorRestore patch in the United States.

         Target and Promote Surgical Procedures Where Benefits Have Been Demonstrated. Our initial target market is SVR surgeries on Class III and IV congestive heart failure patients with dilated ischemic cardiomyopathy due to a previous myocardial infarction in the anterior wall of the left ventricle. Dilated ischemic cardiomyopathy is a damaged heart muscle caused by the obstruction of the inflow of blood from the arteries and resulting in an enlarged ventricle. Myocardial infarction is death of an area of the middle muscle layer in the heart wall. One study of SVR surgeries on these patients, using patches that were formed by the surgeon during the surgery out of dacron, indicates a higher 12-month, 18-month and 36-month survival rate and a lower hospital re-admission rate for patients undergoing SVR. We promote SVR by sponsoring education programs teaching SVR with the CorRestore System. We plan to expand the program to more centers in 2003, providing regional access for cardiac surgeons and primary-care physicians to obtain accredited continuing medical education for learning SVR. Existing patches used in SVR take time for the surgeon to form, can be difficult to insert, and can leak around the edges. Therefore, we believe it will be possible to demonstrate the clinical benefits of the CorRestore System and to gain market acceptance for this product in connection with these surgeries.

         Demonstrate the Clinical Benefits and Promote Acceptance of the CorRestore System. We expect to promote the acceptance of the CorRestore System in the medical community by encouraging cardiac surgeons in leading hospitals, whose opinions and practices we believe are valued by other hospitals and physicians, to use the CorRestore System. We believe that the successful evaluations of the CorRestore System by these medical professionals will accelerate the acceptance of the CorRestore System by other medical professionals.

         Invest in Marketing and Sales Activities. We sell the CorRestore System through our direct sales force and independent sales representatives in the United States. We expect to be dependent on international distributors for international sales of the CorRestore System. We invest in marketing and sales efforts to increase the medical community's exposure to SVR and the CorRestore System, including participation in trade shows, conducting training seminars and direct advertising. We have realized some synergies with our Cerebral Oximeter selling efforts because our sales personnel call on some of the same customers to sell both products. In addition, our SVR training programs have enabled us to establish relationships that benefit both the CorRestore System and the Cerebral Oximeter.

Product

         We are developing and marketing the CorRestore System for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR. During SVR, the surgeon restores an enlarged, poorly functioning left ventricle to more normal size and function by inserting an implant, in most instances, or closing the defect directly. SVR is currently generally performed using a patch that is formed by the surgeon during the surgery out of dacron or bovine pericardium tissue. These existing patches take time for the surgeon to form, can be difficult to insert, and can leak around the edges.

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

         We offer the CorRestore System, which contains the patch and the accessories for aiding the implantation of the patch, to hospitals performing SVR. The retail price of the CorRestore System is approximately $4,000. See "Competition." Prices to distributors will be significantly discounted from the retail price. Because of the requirements for sterility and pursuant to our license agreement, the patches and accessories will be manufactured for us by PM Devices, Inc. We are dependent on PM Devices, Inc. to manufacture our entire requirements for the patches and the accessories. We have already entered into a Contract Development and Manufacturing Agreement with PM Devices, Inc. Although we are currently dependent on PM Devices, Inc. as a manufacturer, we believe that several potential suppliers are available. However, we are uncertain as to the length of time it would take to change suppliers.

Marketing

         We believe that favorable peer review is a key element to a product's success in the medical equipment industry. In November 2002, the results of a 13-center, 1,113-patient study evaluating the safety and effectiveness of SVR reported improvement in patient function based on New York Heart Association classification criteria, improvement in readmission and survival rates, and improvement in ejection fraction for SVR patients. Most of the patients in the study were severe New York Hospital Association Class III and Class IV congestive heart failure patients. For those patients whose New York Hospital Association Class was reported at last follow-up, 89 percent were functionally Class I or Class II. In addition, 89 percent of the patients were not readmitted to the hospital for congestive heart failure during the three years after their SVR surgery. By comparison, the annual hospital admission rate for Class III and IV heart failure patients is more than 40 percent and 24 percent are admitted two or more times each year.

         The overall survival rate for the study group was 83 percent at three years. In addition, post-operatively, the ejection fraction of these patients increased from 28% to 40% and the left ventricular end systolic volume index decreased from 96 ml/m2 to 62 ml/m2. These results were presented at the November 2002 meeting of the American Heart Association. These results updated the three-year results of a study of 662 SVR patients that were presented at the May 2001 meeting of the American Association for Thoracic Surgery, and were published in the October 2001 issue of Seminars in Thoracic and Cardiovascular Surgery. The initial three-year results had updated the 18-month results of a study of 439 SVR patients that was published in a peer-reviewed article in the April 2001 issue of the Journal of the American College of Cardiology.

Sales and Distribution

         We sell the CorRestore System through our seven direct salespersons, two clinical specialists and four independent sales representatives in the United States. Internationally, we are currently working to obtain regulatory approvals for the CorRestore System, including CE certification. We intend to sell the CorRestore System through independent distributors in international markets.

License Agreement

         We entered into a license agreement as of June 2, 2000 with the inventors and their company, CorRestore LLC. The license grants us exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories for SVR, subject to the terms and conditions of the license agreement. The license also grants us the right to use the names of the inventors and CorRestore on CorRestore System products, as trademarks and in advertising, as long as they do not object to such use within 20 days after the proposed use is submitted to them. We also have specified rights to future developments relating to the CorRestore System products if we incorporate the developments in the products, begin testing them, receive clearances to market them and actually begin marketing them within specified time periods. Transfer and sublicensing of our licenses are restricted by the license agreement.

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

         -    assisting with product designs; and

         - consulting with us in connection with regulatory applications and marketing efforts.

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

         - Five-year warrants to purchase up to 400,000 common shares at $3.00 a share. The warrants became exercisable to purchase 300,000 shares immediately and became exercisable to purchase an additional 50,000 shares when we received clearance from the FDA to market the CorRestore patch in the United States and become exercisable to purchase another 50,000 shares when we receive CE certification for the CorRestore System. The warrant expires when the licenses terminate, except that the vested portion of the warrant remains exercisable for an additional 90 days or, if the licenses terminate because of specified breaches by us, for the remaining term of the warrant.

         - Five-year warrants to purchase 2,100,000 common shares at $3.00 a share, granted when we received clearance from the FDA to market the CorRestore patch in the United States. The warrants will become exercisable based on our cumulative net sales of the CorRestore System products as follows:

                    Additional Portion
 Net Sales              of Shares
 ---------              ---------
$ 5,000,000              233,330
$10,000,000              233,330
$20,000,000              233,340
$35,000,000              350,000
$55,000,000              466,000
$80,000,000              584,000

              The warrant expires when the licenses terminate, except that the vested portion of the warrant remains exercisable for an additional 90 days or, if the licenses terminate because of specified breaches by us, for the remaining term of the warrant.

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

         CorRestore LLC and the inventors may terminate the licenses as follows:

         - In their sole discretion, within 120 days after we consummate specified types of business combination transactions with another entity and the holders of our common shares immediately before the transaction hold less than 50% of the surviving entity's or its ultimate parent's outstanding voting securities immediately after the transaction, but only if (1) the transaction is consummated before June 2, 2004, and (2) the consideration received by our shareholders in the transaction has a fair market value of less than $10.00 a share.

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

         CorRestore LLC and the inventors may limit the licenses as follows:

         - CorRestore LLC may exclude specified countries from the geographic scope of the license if we have not begun marketing the CorRestore System products or begun the process of obtaining necessary regulatory approval to sell CorRestore System products in that country within one year after the date we file a 510(k) clearance application or PMA approval application with the FDA with respect to the CorRestore patch products. We filed a 510(k) clearance application with the FDA with respect to the CorRestore patch products on May 15, 2001. The countries may be excluded from the license only if we fail to cure the breach of this provision within 90 days after CorRestore LLC notifies us of the breach. We have not received any such notice.

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

Competition

         The CorRestore System competes against existing patches, which are formed by the surgeon during SVR surgeries out of dacron or bovine pericardium tissue. These existing patches take time for the surgeon to form, can be difficult to insert, and can leak around the edges. Although we believe the CorRestore System has important advantages over patches that are currently used, including its ease of use and better seal against leaks at the edge, existing patches are significantly less expensive. In addition to promoting SVR in general as a treatment for congestive heart failure, we must convince users that the advantages of the CorRestore System outweigh its additional cost. At least one study using dacron patches indicates that they are effective. SVR is in the early stages of its development and, if it develops, the market for patches used in SVR might become highly competitive. There are many larger companies in this industry that have significantly larger research and development budgets than ours. Competitors may be able to develop additional or better treatments for congestive heart failure.

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

EMPLOYEES

         As of January 31, 2003, we employed 28 full-time individuals, including 12 in sales and marketing, four in research and development, six in general and administration and six in manufacturing, quality and service. We also use two consultants. We believe that our future success is dependent, in large part, on our ability to attract and retain highly qualified managerial, marketing and technical personnel. We expect to add additional sales and marketing employees in fiscal 2003. Our employees are not represented by a union or subject to a collective bargaining agreement. We believe that our relations with our current employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         We are located in Troy, Michigan and have no other locations. Our export sales were approximately $1,348,000 for the fiscal year ended November 30, 2002, $1,595,000 for the fiscal year ended November 30, 2001 and $2,265,000 for the fiscal year ended November 30, 2000, including approximately $820,000 in fiscal 2002, $939,000 in fiscal 2001and $1,190,000 in fiscal 2000 to Tyco Healthcare, formerly Nellcor Puritan Bennett Export, Inc., our distributor in Europe and Canada, and approximately $352,000 in fiscal 2002, $369,000 in fiscal 2001, and $582,000 in fiscal 2000 to Edwards Lifesciences Ltd., formerly Baxter Limited, our distributor in Japan. See Note 10 of Notes to Financial Statements included in Item 8 of this Report.

WHERE YOU CAN GET INFORMATION WE FILE WITH THE SEC

         We file annual, quarterly and special reports, proxy statements and other information with the SEC. You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC. The address of the SEC's Web site is http://www.sec.gov.

         We also maintain a Web site at http://www.somanetics.com. We make available free of charge on or through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide electronic or paper copies of our filings free of charge upon request.

ITEM 2.       PROPERTIES

         We lease 23,392 square feet of office, manufacturing and warehouse space in Troy, Michigan. Approximately 12,000 square feet is office space for sales and marketing, engineering, accounting and other administrative activities. The lease agreement was extended in January 2003, with the extension commencing January 1, 2004 and expiring December 31, 2004. The minimum monthly lease payment is approximately $16,200 for fiscal 2001, $16,500 for fiscal 2002, $16,800 for fiscal 2003, and $16,800 for fiscal 2004 excluding other occupancy costs. We believe that, depending on sales of the Cerebral Oximeter and the CorRestore System, our current facility is more than suitable and adequate for our current needs, including our assembly of the Cerebral Oximeter, storing inventories of CorRestore System products and conducting our operations in compliance with prescribed FDA QSR guidelines, and will allow for substantial expansion of our business and number of employees.

ITEM 3.       LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2002.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

         Our current executive officers and the positions held by them are as follows:

                               Executive
        Name                 Officer Since    Age                    Position
        ----                 -------------    ---                    --------
Bruce J. Barrett                 6/94         43    President and Chief Executive Officer
Dana L. Capocaccia               8/02         42    Vice President, Corporate Development
William M. Iacona                12/00        32    Vice President, Finance, Controller, and Treasurer
Richard S. Scheuing              1/98         47    Vice President, Research and Development
Dominic J. Spadafore             8/02         43    Vice President, Sales and Marketing
Mary Ann Victor                  1/98         45    Vice President, Communications and Administration,
                                                    and Secretary
Ronald A. Widman                 1/98         52    Vice President, Medical Affairs
Pamela A. Winters                1/98         44    Vice President, Operations

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

         Mr. Dana L. Capocaccia has served as our Vice President, Corporate Development since August 2002. Mr. Capocaccia previously served, from July 1999 until July 2002, as our Director, U.S. Sales and from October 1996 to July 1999 as our Director, Eastern U.S. Sales. Before joining us, Mr. Capocaccia was Vice President of Sales for Contour Medical, Inc., a healthcare supplies manufacturer and distributor, from May 1995 until October 1996 and Vice President of Marketing for Express Care, a healthcare products affiliate of The ServiceMaster Company, from November 1994 until May 1995. He also was a Regional Accounts Manager for Owens & Minor, Inc., a healthcare products distributor, from June 1993 until November 1994, Western Regional Sales Manager for Cardiovascular Devices, Inc., now part of the healthcare division of Minnesota Mining and Manufacturing Company, or 3M, from February 1991 until February 1993 and Sales Representative and Trainer with Becton, Dickinson and Company, a manufacturer of health care products, from May 1987 until February 1991. Mr. Capocaccia received a B.S. in Nursing from the University of Tennessee.

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

         Mr. Dominic J. Spadafore has served as our Vice President, Sales and Marketing since August 2002. Mr. Spadafore previously served, from July 2000 until July 2002, as National Sales and Clinical Director of the Cardiac Assist Division of Datascope Corporation, a medical device company that manufactures and markets healthcare products including medical devices used in high-risk cardiac patients. In this position, Mr. Spadafore supervised approximately 50 sales and clinical personnel, and approximately $80 million in domestic revenues. From July 1997 until July 2000 he served as Western Area Manager of the Patient Monitoring Division of Datascope Corporation, and from January 1990 until July 1997 held field sales representative and regional manager positions with progressive responsibilities with Datascope Corporation. From May 1983 to January 1984 Mr. Spadafore was a sales representative with the Upjohn Company, a pharmaceutical manufacturer and from January 1984 until January 1990 was a sales representative with White and White Incorporated, a medical supply distributor. He received a BA degree in pre-medicine from Oakland University. Mr. Spadafore is a party to an employment agreement with us that requires us to elect him to the office he currently holds.

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

                                                       HIGH         LOW
                                                       ----         ---
Fiscal Year Ended November 30, 2001
  First Quarter..................................    $   2.75    $   1.13
  Second Quarter.................................        4.07        1.88
  Third Quarter..................................        3.90        2.62
  Fourth Quarter.................................        3.95        1.91

Fiscal Year Ended November 30, 2002
  First Quarter..................................    $   4.95    $   3.65
  Second Quarter ................................        4.10        2.38
  Third Quarter .................................        2.84        1.40
  Fourth Quarter ................................        2.10        1.43

         As of January 30, 2003, we had 637 shareholders of record.

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

         Effective August 1, 2002, we granted 10-year, non-plan options to purchase 100,000 common shares to a new executive officer at an exercise price of $2.30 per share (the closing sale price of the common shares as of the date of grant). The options were not registered, but were issued in reliance upon the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act. We intend to register the common shares underlying such options on Form S-8 before the options become exercisable.

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected financial data as of November 30, 2002, 2001, 2000, 1999 and 1998, and for each of the years in the five-year period ended November 30, 2002 have been derived from our audited financial statements, some of which appear in Item 8 of this Report together with the report of Deloitte & Touche LLP, independent auditors. In June 2000 we entered into the CorRestore license, in November 2001 we received clearance from the FDA to market the CorRestore patch in the United States, and in fiscal 2002 we began selling the CorRestore System in the United States. See Item 1. "Business - The CorRestore System."

         This selected financial data might not be a good indicator of our expected results for fiscal 2003. You should read the selected financial data together with the Financial Statements and Notes to Financial Statements included in Item 8 of this Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report.

                                                                      FISCAL YEAR ENDED NOVEMBER 30,
                                                   ---------------------------------------------------------------
                                                      2002           2001          2000          1999        1998
                                                      ----           ----          ----          ----        ----
                                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues (1).............................      $  6,706        $  5,656       $  5,103     $  4,001   $  2,491
Cost of sales................................         2,049           2,094          2,370        1,906      1,326
Gross margin.................................         4,657           3,561          2,733        2,095      1,165
Research, development and engineering
    expenses.................................           571             778            514          598        665
Selling, general, and administrative expenses         5,344           5,133          5,722        6,436      6,347
Net loss.....................................        (1,207)         (2,331)        (3,622)      (4,665)    (5,470)
Net loss per common share-basic and
    diluted (2)..............................          (.13)           (.31)          (.57)        (.77)     (1.01)
Weighted average number of common
    shares outstanding-basic and diluted(2)..         8,951           7,606          6,310        6,036      5,422

                                                                          AT NOVEMBER 30,
                                               -----------------------------------------------------------------
                                                   2002         2001          2000         1999          1998
                                                   ----         ----          ----         ----          ----
                                                                         (in thousands)
BALANCE SHEET DATA:
Cash and marketable securities.............    $    2,382     $      168    $      122   $   2,257     $   6,894
Working capital............................         4,047          1,724         1,393       2,960         7,633
Total assets...............................         6,164          3,587         3,659       4,444         9,047
Total liabilities..........................           664            575           776         762           629
Accumulated deficit (4)....................       (53,661)       (52,455)      (50,124)    (46,502)      (41,836)
Shareholders' equity (3) (4)...............         5,501          3,013         2,883       3,682         8,418

(1) Net revenues recorded in fiscal years 2001, 2000, 1999 and 1998 relate primarily to the sale of Cerebral Oximeters and SomaSensors for commercial use. Fiscal year 2002 net revenues include sales of CorRestore Systems.

(2) See Note 4 of Notes to Financial Statements included in Item 8 of this Report for information with respect to the calculation of per share data.

(3) See Statements of Shareholders' Equity of the Financial Statements included in Item 8 of this Report for an analysis of common share transactions for the period from December 1, 1999 through November 30, 2002.

(4) We believe our accumulated deficit has increased and our shareholders' equity has decreased since November 30, 2002.

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

         All forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise. In addition, please note that matters set forth under the caption "Risk Factors" in our registration statement constitute cautionary statements identifying important factors with respect to the forward-looking statements, including certain risks and uncertainties , that could cause actual results to differ materially from those in such forward-looking statements.

RESULTS OF OPERATIONS

Overview

         We develop, manufacture and market the INVOS Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the brain. We also develop and market the CorRestore System for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR. During the third quarter of fiscal 1999, we began international shipments of the model 5100 Cerebral Oximeter. The model 5100 has the added capability of being able to monitor pediatric patients. In September 2000, we received clearance from the FDA to market the model 5100 Cerebral Oximeter in the United States. In June 2000, we entered into a license agreement for the CorRestore System. In November 2001 we received clearance from the FDA to market the CorRestore patch in the United States.

         During fiscal 2000 and 2001, our primary activities consisted of sales and marketing of the Cerebral Oximeter and related disposable SomaSensor. During fiscal 2002, our primary activities consisted of sales and marketing of the Cerebral Oximeter, the related disposable SomaSensor, and the CorRestore System.

         We derive our revenues from sales of Cerebral Oximeters and SomaSensors to our distributors, and from sales of Cerebral Oximeters, SomaSensors and CorRestore Systems to hospitals in the United States through our direct sales employees and independent sales representatives. We offer to our customers a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase at a premium a minimum monthly quantity of SomaSensors. We recognize revenue when there is persuasive evidence of an arrangement with the customer, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The product is considered delivered to the customer once we have shipped it, as this is when title and risk of loss have transferred. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. Our primary expenses, excluding the cost of our products, are selling, general and administrative and research, development and engineering.

Fiscal Year Ended November 30, 2002 Compared to Fiscal Year Ended November 30, 2001

         Our net revenues increased approximately $1,050,000, or 19%, from $5,655,532 in the fiscal year ended November 30, 2001 to $6,705,647 in the fiscal year ended November 30, 2002. The increase in net revenues is primarily attributable to

         - an increase in United States sales of approximately $1,296,000, or 32%, from approximately $4,061,000 in fiscal 2001 to approximately $5,357,000 in fiscal 2002, primarily due to a 45% increase in sales of the disposable SomaSensor, and approximately $268,000 in CorRestore System revenues in fiscal 2002, partially offset by a 33% decrease in sales of the Cerebral Oximeter primarily as a result of approximately $210,000 in stocking orders to independent representatives in fiscal 2001, and also partly as a result of a preference by larger U.S. hospitals to acquire Cerebral Oximeters using our no-cap sales program, and

         - a 10% increase in the average selling price of SomaSensors primarily as a result of the 25% increase from the prior year in the suggested retail price of the SomaSensor effective September 1, 2001, and a change in the sales mix between sales in the United States, which have higher average selling prices, and sales to international distributors.

The increase in net revenues was achieved despite a decrease in international sales of approximately $246,000, or 15%, from approximately $1,595,000 in fiscal 2001 to approximately $1,348,000 in fiscal 2002. This decrease is primarily attributable to decreased purchases by Tyco Healthcare in fiscal 2002.

         Sales of our products as a percentage of net revenues were as follows:

                                                      PERCENT OF NET REVENUE
                                                  FISCAL YEAR ENDED NOVEMBER 30,
PRODUCT                                           2002                      2001
-------                                          ------                    ------
SomaSensors........................                72%                        60%
Model 5100 Cerebral Oximeters......                13%                        12%
Model 4100 Cerebral Oximeters......                11%                        28%
CorRestore Systems.................                 4%                         0%
                                                  ---                        ---
    Total..........................               100%                       100%
                                                  ===                        ===

Approximately 20% of our net revenues in fiscal 2002 were export sales, compared to approximately 28% of our net revenues in fiscal 2001. One international distributor accounted for approximately 12% of net revenues for the fiscal year ended November 30, 2002, and approximately 17% of net revenues for the fiscal year ended November 30, 2001.

         Effective December 1, 2002, we increased the suggested list price for the adult SomaSensor and the pediatric SomaSensor in the United States to $95.00 and $125.00, respectively. Although these prices may not apply to existing customers or to any existing sales quotations which were issued before

December 1, 2002, we expect to also increase the sales price of the adult SomaSensor and pediatric SomaSensor for most existing customers. We expect that the average selling price of SomaSensors will increase by approximately 10% in fiscal 2003.

         Gross margin as a percentage of net revenues was approximately 69% for the fiscal year ended November 30, 2002 and approximately 63% for the fiscal year ended November 30, 2001. The increase in gross margin as a percentage of net revenues is primarily attributable to

         - a 10% increase in the average selling price of SomaSensors, described above,

         - increased sales of our latest model SomaSensor, which is less costly to manufacture than the prior model SomaSensor,

         -     sales of the CorRestore system in fiscal 2002, and

         - a change in sales mix with increased sales in the United States and decreased sales to international distributors which have lower average selling prices.

         Our research, development and engineering expenses decreased approximately $207,000, or 27%, from $777,974 in fiscal 2001 to $571,126 in fiscal 2002. The decrease is primarily attributable to approximately $222,000 in decreased costs associated with the development of the CorRestore System and a $35,000 decrease in engineering salaries as a result of one less engineer, partially offset by approximately $64,000 in increased costs associated with the development of our next generation Cerebral Oximeter.

         Selling, general and administrative expenses increased approximately $210,000, or 4%, from $5,133,473 for the fiscal year ended November 30, 2001 to $5,343,513 for the fiscal year ended November 30, 2002. The increase in selling, general and administrative expense is primarily attributable to

         - a $248,000 increase in commissions paid to our independent sales representatives,

         - $234,000 in customer education expenses for the CorRestore System in fiscal 2002,

         - a $141,000 increase in trade show expenditures for the Cerebral Oximeter and CorRestore System as a result of our increased sales and marketing activities,

         - a $74,000 increase in insurance expense, primarily due to increased products liability insurance coverage since we began marketing the CorRestore System, and

         - a $73,000 increase in professional service fees, primarily due to the timing of auditing and tax service expenses.

These increases were partially offset by

         - a $219,000 decrease in intangible amortization expense as a result of discontinued amortization of license acquisition costs in connection with our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," described below,

         - a $200,000 termination fee paid in fiscal 2001 related to the Kingsbridge Capital Limited Private Equity Line,

         - a $129,000 decrease in salaries, wages, commissions and related expenses, primarily as a result of a reduction in the number of employees, principally sales and marketing (from an average of 31 employees for the fiscal year ended November 30, 2001 to an average of 28 employees for the fiscal year ended November 30,
               2002) and reduced employee sales commissions, and

         - $45,000 paid in fiscal 2001 in connection with the Loan and Security Agreement with Crestmark Bank.

We expect our selling, general and administrative expenses to increase in fiscal 2003 as a result of marketing and selling the Cerebral Oximeter and the CorRestore System.

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

The increase in net revenues was achieved despite a decrease in international sales of approximately $670,000, from approximately $2,265,000 in fiscal 2000 to approximately $1,595,000 in fiscal 2001. This decrease is primarily attributable to

         - stocking orders for model 4100 and model 5100 Cerebral Oximeters and SomaSensors by Tyco Healthcare, formerly Nellcor Puritan Bennett Export Inc., in fiscal 2000, and delays in marketing the Cerebral Oximeter in 39 markets, including Europe, in fiscal 2001, and

         - decreased purchases by Baxter Limited in Japan in fiscal 2001 attributable to a change in product focus by Edwards Lifesciences Corporation since being spun-off by Baxter International, Inc. Baxter Limited in Japan is now part of Edwards Lifesciences Corporation.

         Sales of our products as a percentage of net revenues were as follows:

                                                      PERCENT OF NET REVENUE
                                                   FISCAL YEAR ENDED NOVEMBER 30,
PRODUCT                                           2001                       2000
-------                                     -----------------         -----------------
SomaSensors........................                60%                        49%
Model 4100 Cerebral Oximeters......                28%                        30%
Model 5100 Cerebral Oximeters......                12%                        20%
Model 4100 Exchanges...............                 0%                         1%
                                                  ---                        ---
    Total..........................               100%                       100%
                                                  ===                        ===

Approximately 28% of our net revenues in fiscal 2001 were export sales, compared to approximately 44% of our net revenues in fiscal 2000. One international distributor accounted for approximately 17% of net revenues for the fiscal year ended November 30, 2001, and approximately 23% of net revenues for the fiscal year ended November 30, 2000. Another international distributor accounted for approximately 11% of net revenues in fiscal 2000.

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

         - a $256,000 decrease in travel and selling-related expenses primarily related to reduced trade show and travel expenses as a result of the reduction in sales personnel, and reduced marketing expenses as a result of promotional materials, travel and training for Tyco Healthcare in fiscal 2000,

         - a $124,000 decrease in office-related expenses primarily as a result of the reduced number of employees and our focus on cost containment,

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during fiscal 2002 was approximately $1,071,000. Cash was used primarily to

         - fund our net loss, including selling, general and administrative expenses and research, development and engineering expenses, totaling approximately $981,000, before depreciation and amortization expense,

         - increase inventory by approximately $211,000, primarily due to purchases of CorRestore System inventory,

         - increase prepaid expenses by approximately $22,000, primarily due to increased insurance costs and advance payments made for trade show reservations.

These uses of cash were partially offset by

         - a $100,000 increase in accrued liabilities, primarily as a result of customer education expenses for the CorRestore System and clinical research expenses for the Cerebral Oximeter, and

         - a $35,000 decrease in accounts receivable, primarily as a result of more timely collections in fiscal 2002.

         We expect to increase our inventory in fiscal 2003, as a result of our fourth quarter 2002 sales, and our expected sales of the Cerebral Oximeter, SomaSensor and CorRestore System in fiscal 2003. We expect our working capital requirements to increase if sales increase.

         We capitalized approximately $239,000 of costs for model 4100 and model 5100 Cerebral Oximeters being used as demonstration units and no-cap units during fiscal 2002, compared to approximately $115,000 in fiscal 2001. We depreciate these costs over five years.

Capital expenditures in fiscal 2002 were approximately $404,000. These expenditures were primarily

         - approximately $239,000 for model 4100 and model 5100 Cerebral Oximeters being used as demonstration units and no-cap units,

         - approximately $64,000 for a display booth and exhibit to be used at industry trade shows,

         - approximately $54,000 in computer hardware and software to upgrade our computer infrastructure, and

         - approximately $37,000 in tooling costs, primarily for the CorRestore System.

         Our principal sources of operating funds have been the proceeds of equity investments from sales of our common shares. See Statements of Shareholders' Equity of our Financial Statements included in Item 8 of this Report.

         On March 6, 2000, we entered into the Private Equity Line Agreement with Kingsbridge Capital Limited, a private institutional investor. We completed the sales of 714,484 common shares under the Private Equity Line Agreement, for gross proceeds of $2,000,000. Our net proceeds, after deducting the commissions and the estimated expenses of the offerings, were approximately $1,793,000. Effective March 5, 2001, we de-registered the remaining shares originally registered for resale by Kingsbridge under the Private Equity Line Agreement, because we no longer intended to sell any more shares to Kingsbridge, except upon any exercise of its warrant, and Kingsbridge is no longer publicly offering for resale the shares subject to the warrant we granted to them. On April 10, 2001, we mutually agreed with

Kingsbridge to terminate the Private Equity Line Agreement, the related Registration Rights Agreement, and Kingsbridge's right to the discount on any unsold shares, in exchange for our payment of $200,000 to Kingsbridge.

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

         The principal amount outstanding bears interest, payable monthly, at the prime rate (4.25% at January 31, 2003) plus 2% plus a 2.4% service fee, and we paid a $45,000 commitment fee for the loan. Through November 30, 2002, we have borrowed an aggregate of $1,295,050 under the agreement and repaid $1,295,050 in principal amount through Crestmark's collection of our receivables and by using some of the proceeds from our April 9, 2001 and January 16, 2002 offerings. As of November 30, 2002, $750,000 was available for borrowing, at Crestmark's discretion, under the facility. We have agreed to use the proceeds of the loans solely as working capital. The line of credit requires us to maintain minimum tangible net worth of $500,000 and a ratio of total liabilities to tangible net worth not to exceed 3:1. The line of credit terminates upon Crestmark's demand. As of January 31, 2003, we had no outstanding principal loan balance, and $750,000 was available for borrowing, at Crestmark's discretion, under the facility.

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

         On January 16, 2002, we completed the public offering of 1,000,000 newly-issued common shares at a price of $4.25 per share, for gross proceeds of $4,250,000. Our estimated net proceeds, after deducting the placement agent's commission and the estimated expenses of the offering, were approximately $3,680,000. Brean Murray & Co., Inc. was our exclusive placement agent for the offering and received for its services (1) $340,000 as a placement agent fee, and (2) warrants to purchase 100,000 common shares at $5.10 per share exercisable during the four-year period beginning January 11, 2003. A. Brean Murray, one of our directors, and his wife control Brean Murray & Co., Inc.

         As of November 30, 2002, we had working capital of $4,046,560, cash and cash equivalents of $2,381,808, total current liabilities of $663,646 and shareholders' equity of $5,500,592. We had an accumulated deficit of $53,661,309 through November 30, 2002.

         We expect that our primary needs for liquidity in fiscal 2003 will be

         - to fund our losses, if any, and sustain our operations, including funding for

                  - marketing costs for the Cerebral Oximeter and the CorRestore System, and

                  - research and development efforts related to the advancement of the design and production processes of the Cerebral Oximeter and SomaSensor, and

         - for working capital, including increased accounts receivable and inventories of components and sales units to satisfy expected sales orders.

In addition, we have budgeted approximately $300,000 for capital expenditures during fiscal 2003, primarily for new demonstration and no-cap equipment, and manufacturing tooling for the Cerebral Oximeter, SomaSensor, and CorRestore System.

         We believe that the cash and cash equivalents on hand at November 30, 2002, together with the estimated net borrowings available under the Crestmark Bank Loan and Security Agreement described above, will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

         The estimated length of time current cash, cash equivalents and available borrowings will sustain our operations is based on estimates and assumptions we have made. These estimates and assumptions are subject to change as a result of actual experience. Actual funding requirements necessary to market the Cerebral Oximeter and SomaSensor, to develop and market the CorRestore System, to undertake other product development activities, and for working capital might be substantially greater than current estimates.

         Our ability to use our accumulated net operating loss carryforwards to offset future income, if any, for income tax purposes, is limited due to the initial public offering of our securities in March 1991. See Note 6 of Notes to Financial Statements included in Item 8 of this Report.

NEW ACCOUNTING PRONOUNCEMENTS

         Effective December 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The effect of adopting this Statement has been to discontinue amortizing our license acquisition costs related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories because we believe these licenses have an indefinite life. For fiscal 2001, we incurred amortization expense of approximately $219,000 associated with these license acquisition costs. Our net loss for fiscal 2001, excluding the effect of amortizing our license acquisition costs, would have been approximately $2,112,000, or $(.28) per common share.

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

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement, which is effective for fiscal years ending after December 15, 2002, amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. However, the enhanced disclosure provisions as defined by Statement No. 148 will be effective for our fiscal quarter ending May 31, 2003.

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

         In addition, as described above, effective December 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The effect of adopting this Statement has been to discontinue amortizing our license acquisition costs related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories described above because we believe these licenses have an indefinite life. Therefore, we recorded no amortization expense related to these license acquisition costs in fiscal 2002. For fiscal 2001, we incurred amortization expense of approximately $219,000 associated with these license acquisition costs. Our net loss for fiscal 2001, excluding the effect of amortizing our license acquisition costs, would have been reduced to approximately $2,112,000, or $(.28) per common share.

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board. In addition, as described above, in December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued by the Financial Accounting Standards Board, and amends Statement No. 123. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. During fiscal 2002, we granted 509,500 stock options to our employees and directors. Had we recognized compensation expense for stock options granted to employees in fiscal 2002, based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss, on a pro forma basis, would have increased by approximately $760,000, or $.08 per common share. Had we recognized compensation expense for our stock options granted to employees in fiscal 2001, based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss on a pro forma basis would have increased by approximately $606,000, or $.08 per common share.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Board of Directors and Shareholders of Somanetics Corporation
Troy, Michigan

We have audited the accompanying balance sheets of Somanetics Corporation (the "Company") as of November 30, 2002 and 2001, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for intangible assets in fiscal 2002.

/s/ DELOITTE & TOUCHE LLP
-------------------------

Detroit, Michigan
January 24, 2003

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS

                                                                                          November 30,
                                                                                ------------------------------
                                                                                     2002             2001
                                                                                -------------    -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents (Note 4)........................................  $   2,381,808    $     167,873
    Accounts receivable.......................................................      1,227,785        1,263,039
    Inventory (Note 4)........................................................      1,004,305          793,757
    Prepaid expenses..........................................................         96,308           74,255
                                                                                -------------    -------------
        Total current assets..................................................      4,710,206        2,298,924
                                                                                -------------    -------------
PROPERTY AND EQUIPMENT:  (Note 4)
    Machinery and equipment...................................................      1,861,679        1,615,009
    Furniture and fixtures....................................................        241,295          183,497
    Leasehold improvements....................................................        171,882          165,642
                                                                                -------------    -------------
        Total.................................................................      2,274,856        1,964,148
    Less accumulated depreciation and amortization............................     (1,757,781)      (1,631,907)
                                                                                -------------    -------------
        Net property and equipment............................................        517,075          332,241
                                                                                -------------    -------------
OTHER ASSETS:
    Intangible assets, net (Note 4)...........................................        921,957          928,870
    Other.....................................................................         15,000           27,078
                                                                                -------------    -------------
        Total other assets....................................................        936,957          955,948
                                                                                -------------    -------------
TOTAL ASSETS..................................................................  $   6,164,238    $   3,587,113
                                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable..........................................................  $     470,880    $     482,137
    Accrued liabilities (Notes 5 and 7).......................................        192,766           92,429
                                                                                -------------    -------------
        Total current liabilities.............................................        663,646          574,566
                                                                                -------------    -------------
COMMITMENTS AND CONTINGENCIES (Note 7)........................................
SHAREHOLDERS' EQUITY: (Notes 3 and 13)
    Preferred shares; authorized, 1,000,000 shares of $.01 par
        value; no shares issued or outstanding................................             --               --
    Common shares; authorized, 20,000,000 shares of $.01 par
        value; issued and outstanding, 9,077,863 shares at November 30, 2002,
        and 8,075,055 shares at November 30, 2001.............................         90,779           80,751
    Additional paid-in capital................................................     59,071,122       55,386,453
    Accumulated deficit.......................................................    (53,661,309)     (52,454,657)
                                                                                -------------    -------------
        Total shareholders' equity............................................      5,500,592        3,012,547
                                                                                -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................................  $   6,164,238    $   3,587,113
                                                                                =============    =============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                            For the Years Ended November 30,
                                                   ---------------------------------------------------
                                                        2002               2001              2000
                                                   -------------      -------------      -------------
NET REVENUES (Notes 4 and 10).................     $   6,705,647      $   5,655,532      $   5,103,098
COST OF SALES.................................         2,048,758          2,094,472          2,370,205
                                                   -------------      -------------      -------------
    Gross margin..............................         4,656,889          3,561,060          2,732,893
                                                   -------------      -------------      -------------

OPERATING EXPENSES:
    Research, development and engineering
        (Note 4)..............................           571,126            777,974            513,816
    Selling, general and administrative
        (Note 9)..............................         5,343,513          5,133,473          5,722,409
                                                   -------------      -------------      -------------
        Total operating expenses..............         5,914,639          5,911,447          6,236,225
                                                   -------------      -------------      -------------

OPERATING LOSS................................        (1,257,750)        (2,350,387)        (3,503,332)
                                                   -------------      -------------      -------------

OTHER INCOME (EXPENSE):
    Loss on sale of securities................                --                 --           (211,560)
    Interest income...........................            51,892             22,177             92,805
    Interest expense and other................              (794)            (2,701)                --
                                                   -------------      -------------      -------------
        Total other income (expense)..........            51,098             19,476           (118,755)
                                                   -------------      -------------      -------------
NET LOSS......................................     $  (1,206,652)     $  (2,330,911)     $  (3,622,087)
                                                   =============      =============      =============

NET LOSS PER COMMON SHARE --
    BASIC AND DILUTED (Note 4)................     $        (.13)     $        (.31)     $        (.57)
                                                   =============      =============      =============
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING --
    BASIC AND DILUTED (Note 4)................         8,951,266          7,605,865          6,310,109
                                                   =============      =============      =============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                        ACCUMULATED
                                                        ADDITIONAL                       UNREALIZED         TOTAL
                                              SHARE      PAID-IN        ACCUMULATED      LOSSES ON      SHAREHOLDERS'  COMPREHENSIVE
                                              VALUE      CAPITAL          DEFICIT       INVESTMENTS       EQUITY           LOSS
                                            ---------  -------------   -------------   -------------   -------------   ------------
Balance at December 1,
   1999.................................    $ 60,356   $  50,290,067   $ (46,501,659)  $    (166,270)  $   3,682,494

For cash, less issuance costs of
   $193,619.............................       6,015       1,600,366                                       1,606,381
Warrants issued to acquire license,
   less acquisition costs of $46,791....                   1,050,107                                       1,050,107
Net loss................................                                  (3,622,087)                     (3,622,087)    (3,622,087)
Unrealized losses on investments........                                                     (45,290)        (45,290)       (45,290)
Reclassification of unrealized losses                                                        211,560         211,560        211,560
                                                                                                                       ------------
   Comprehensive loss...................                                                                               $ (3,455,817)
                                            --------   -------------   -------------   -------------   -------------   ============
Balance at November 30, 2000 ...........    $ 66,371   $  52,940,540   $ (50,123,746)  $          --   $   2,883,165

For cash, less issuance costs of
   $13,000 .............................       1,130         185,870                                         187,000
For cash, less issuance costs of
   $166,488 ............................      13,250       2,138,587                                       2,151,837
Warrants issued to acquire license .....                     116,472                                         116,472
Stock options issued to consultant .....                       4,984                                           4,984
Net loss and comprehensive loss ........                                  (2,330,911)                     (2,330,911)  $ (2,330,911)
                                            --------   -------------   -------------   -------------   -------------   ============
Balance at November 30, 2001 ...........    $ 80,751   $  55,386,453   $ (52,454,657)  $          --   $   3,012,547

For cash, less issuance costs of
   $570,418 ............................      10,000       3,669,582                                       3,679,582
For cash, exercise of stock options ....          28          10,103                                          10,131
Stock options issued to consultant .....                       4,984                                           4,984
Net loss and comprehensive loss ........                                  (1,206,652)                     (1,206,652)  $ (1,206,652)
                                            --------   -------------   -------------   -------------   -------------   ============
Balance at November 30, 2002 ...........    $ 90,779   $  59,071,122   $ (53,661,309)  $          --   $   5,500,592
                                            ========   =============   =============   =============   =============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended November 30,
                                                             ---------------------------------------------------
                                                                  2002              2001                2000
                                                             -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.............................................     $  (1,206,652)     $  (2,330,911)     $  (3,622,087)
   Adjustments to reconcile net loss to net
          cash used in operations:
       Depreciation and amortization....................           225,898            497,640            446,962
       Realized losses on sales of marketable securities                --                 --            210,724
       Compensation expense for non-employee stock options           5,597              4,984                 --
       Changes in assets and liabilities:
          Accounts receivable (increase) decrease.......            35,254             86,687           (585,573)
          Inventory (increase)..........................          (210,548)          (179,827)            (2,598)
          Prepaid expenses (increase) decrease..........           (22,053)             8,845              6,602
          Other assets (increase) decrease..............            12,078            (12,078)           (46,789)
          Accounts payable increase (decrease)..........           (11,257)           (26,510)            10,639
          Accrued liabilities increase (decrease).......           100,337           (174,755)             3,289
                                                             -------------      -------------      -------------
       Net cash (used in) operating activities..........        (1,071,346)        (2,125,925)        (3,578,831)
                                                             -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities..........                --                 --            789,282
   Acquisition of property and equipment (net)..........          (403,820)          (167,338)          (117,956)
                                                             --------------     -------------      -------------
       Net cash provided by (used in) investing activities        (403,820)          (167,338)           671,326
                                                             -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Shares..............         3,689,101          2,338,837          1,606,381
                                                             -------------      -------------      -------------
       Net cash provided by financing activities........         3,689,101          2,338,837          1,606,381
                                                             -------------      -------------      -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.....................................         2,213,935             45,574         (1,301,124)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD..................................           167,873            122,299          1,423,423
                                                             -------------      -------------      -------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD........................................     $   2,381,808      $     167,873      $     122,299
                                                             =============      =============      =============

Supplemental Disclosure of Non cash investing activities:
   Issuance of warrants and stock options in connection
       with license acquisition (Note 4)................                        $     116,472      $   1,050,107

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

2.       FINANCIAL STATEMENT PRESENTATION

         We have incurred an accumulated deficit of $53,661,309 through November 30, 2002. We had working capital of $4,046,560, cash and cash equivalents of $2,381,808, total current liabilities of $663,646 and shareholders' equity of $5,500,592, as of November 30, 2002.

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

         As of January 31, 2003, we had six international distributors for the model 4100 Cerebral Oximeter, four international distributors for the model 5100 Cerebral Oximeter, seven direct sales personnel, two clinical specialists, one international sales consultant, and nine independent sales representatives. During fiscal 2002, we devoted most of our marketing to continuing to introduce cerebral oximetry patient monitoring and the CorRestore System into the operating rooms of hospitals. There can be no assurance that we will be successful or profitable in marketing the Cerebral Oximeter, the related SomaSensor, and the CorRestore System.

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

         We believe that the cash and cash equivalents on hand at November 30, 2002, together with the estimated net borrowings available under the Crestmark Bank Loan and Security Agreement (Note 11), will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

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

3.       STOCK OFFERINGS AND COMMON SHARES

         Kingsbridge Capital Limited has warrants to purchase 205,097 common shares exercisable at $4.25 per share until September 3, 2005 pursuant to the Private Equity Line Agreement described below. In addition, CorRestore, LLC and its agent, Wolfe & Company, received warrants to purchase 400,000 common shares exercisable at $3.00 per share until June 2, 2005 pursuant to the CorRestore license agreement, and received warrants to purchase an additional 2,100,000 common shares exercisable at $3.00 per share until November 21, 2006 pursuant to the CorRestore license agreement. Also, as described below, the placement agent in the April 9, 2001 private placement received warrants to purchase 25,000 common shares exercisable at $2.10 per share until April 9, 2006. Also, as described below, the placement agent in the January 16, 2002 public offering received warrants to purchase 100,000 common shares exercisable at $5.10 per share until January 11, 2007.

         On March 6, 2000, we entered into the Private Equity Line Agreement with Kingsbridge Capital Limited, a private institutional investor. In consideration for Kingsbridge's commitment under the Private Equity Line Agreement, we issued a warrant to Kingsbridge on March 6, 2000. The warrant entitles the holder to purchase 205,097 common shares, after adjustment for the April 2001 private placement and the January 2002 public offering, at a purchase price of $4.25 per share. The warrant is exercisable at any time until September 3, 2005. The warrant contains standard provisions that protect the holder against dilution by adjustment of the exercise price and the number of shares issuable pursuant to the warrant if various events occur. The exercise price of the warrant is payable either in cash or by a cashless exercise.

         Pursuant to the Private Equity Line Agreement, we completed the sales of 714,484 common shares, for gross proceeds of $2,000,000. Our net proceeds, after deducting the commissions and the estimated expenses of the offerings, were approximately $1,793,000. Effective March 5, 2001, we de-registered the remaining shares originally registered for resale by Kingsbridge under the Private Equity Line Agreement, because we no longer intended to sell any more shares to Kingsbridge, except upon any exercise of its warrant, and Kingsbridge is no longer publicly offering for resale the shares subject to the warrant we granted to them. On April 10, 2001, we mutually agreed with Kingsbridge to terminate the Private Equity Line Agreement, the related Registration Rights Agreement, and Kingsbridge's right to the discount on any unsold shares, in exchange for our payment of $200,000 to Kingsbridge.

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

                             SOMANETICS CORPORATION

         On January 16, 2002, we completed a public offering of 1,000,000 newly-issued common shares at a price of $4.25 per share, for gross proceeds of $4,250,000. Our estimated net proceeds, after deducting the placement agent's commission and the estimated expenses of the offering, were approximately $3,680,000. Brean Murray & Co., Inc. was our exclusive placement agent for the offering and received for its services (1) $340,000 as a placement agent fee, and (2) warrants to purchase 100,000 common shares at $5.10 per share exercisable during the four-year period beginning January 11, 2003. A. Brean Murray, one of our directors, and his wife control Brean Murray & Co., Inc.

         Common shares reserved for future issuance upon exercise of stock options and warrants as discussed above at November 30, 2002, are as follows:

1991 Incentive Stock Option Plan..............................           68,222
1993 Director Stock Option Plan...............................            2,498
1997 Stock Option Plan........................................        2,106,967
Options Granted Independent of Option Plans...................          258,678
Kingsbridge Capital Limited Warrants..........................          205,097
Placement Agent Warrants......................................          125,000
License Acquisition Warrants..................................        2,500,000
                                                                      ---------
         Total reserved for future issuance...................        5,266,462
                                                                      =========

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash Equivalents consist of short-term, interest-bearing investments maturing within three months of our acquisition of them.

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                                      NOVEMBER 30,
                                            --------------------------------
                                               2002                  2001
                                            -----------          -----------
Finished goods........................      $   410,133          $    50,314
Work in process.......................          154,816              215,313
Purchased components..................          439,356              528,130
                                            -----------          -----------
       Total..........................      $ 1,004,305          $   793,757
                                            ===========          ===========

         Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. We offer to our customers a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase at a premium a minimum monthly quantity of SomaSensors. The Cerebral Oximeters that are shipped to our customers are classified as property and equipment and are depreciated over five years.

         Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks is as follows:

                             SOMANETICS CORPORATION

                                                       NOVEMBER 30,
                                           ----------------------------------
                                              2002                    2001
                                           -----------            -----------
Patents and trademarks..................   $   111,733            $   111,733
Less:  accumulated amortization.........       (74,076)               (67,163)
                                           -----------            -----------
       Total............................   $    37,657            $    44,570
                                           ===========            ===========

         Amortization expense was $6,912 for the fiscal years ended November 30, 2002, November 30, 2001, and November 30, 2000. Amortization expense for each of the next five fiscal years is expected to be approximately $6,900 per year.

         License acquisition costs are related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore(TM) System, and related products and accessories. On June 2, 2000, we entered into a License Agreement with the inventors and their company, CorRestore LLC. The license grants us exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories for SVR, subject to the terms and conditions of the license agreement. Pursuant to the license agreement, CorRestore LLC has agreed to provide various consulting services to us. We have agreed to pay all of the expenses of such consultation, of clinical testing of the CorRestore System, training doctors in SVR and training our personnel and customers in the use of the CorRestore System.

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

         We estimated the value of the stock options to purchase 50,000 common shares using the Black-Scholes valuation model with the following assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 111.16%, risk-free interest rate of 7.5%, expected life of 4 years and dividend yield of 0%. We estimated the value of the warrants to purchase 300,000 common shares that vested immediately in this transaction using the Black-Scholes valuation model with the following assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 111.16%, risk-free interest rate of 7.5%, expected life of 5 years and dividend yield of 0%. We estimated the value of the warrants to purchase 50,000 common shares that vested upon receipt of FDA clearance in November 2001 using the Black-

                             SOMANETICS CORPORATION

Scholes valuation model with the following assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 100.68%, risk-free interest rate of 4.0%, expected life of 42 months and dividend yield of 0%.

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

                                                       NOVEMBER 30,
                                           -----------------------------------
                                               2002                   2001
                                           ------------           ------------
License acquisition costs............      $  1,213,370           $  1,213,370
Less:  accumulated amortization......          (329,070)              (329,070)
                                           ------------           ------------
       Total.........................      $    884,300           $    884,300
                                           ============           ============

         Amortization expense was $219,378 for the fiscal year ended November 30, 2001, and $109,690 for the fiscal year ended November 30, 2000. Net loss for fiscal 2001, excluding the effect of amortizing our license acquisition costs, would have been approximately $2,112,000, or $(.28) per common share, and net loss for fiscal 2000, excluding the effect of amortizing our license acquisition costs, would have been approximately $3,512,000, or $(.56) per common share.

         Indefinite lived intangible assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

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

         Loss Per Common Share - basic and diluted is computed using the weighted average number of common shares outstanding during each period. Common shares issuable under stock options and warrants have not been included in the computation of net loss per common share - diluted, because such inclusion would be antidilutive. As of November 30, 2002, we had outstanding 5,162,850 warrants and options to purchase common shares, and as of November 30, 2001, we had outstanding 4,774,228 warrants and options to purchase common shares.

         Accounting Pronouncements As described above, effective December 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." See Intangible Assets.

         During the third quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective December 1,

                             SOMANETICS CORPORATION

2001. This statement replaces Statement No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. The adoption of this statement had no impact on our financial statements.

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement, which is effective for fiscal years ending after December 15, 2002, amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. However, the enhanced disclosure provisions as defined by Statement No. 148 will be effective for our fiscal quarter ending May 31, 2003.

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

5.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                       NOVEMBER 30,
                                           ----------------------------------
                                               2002                   2001
                                           -----------            -----------
Sales Commissions..............            $    55,381            $    60,109
Training.......................                 40,000                     --
Insurance......................                 34,464                 24,570
Clinical Research..............                 21,450                     --
Professional Fees..............                 15,000                     --
Royalty........................                 12,071                     --
Incentive......................                  8,000                     --
Warranty.......................                  6,400                  7,750
                                           -----------            -----------
     Total.....................            $   192,766            $    92,429
                                           ===========            ===========

6.       INCOME TAX

         Deferred income taxes reflect the estimated future tax effect of (1) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations and
(2) net operating loss and tax credit carryforwards. Our deferred tax assets primarily represent the tax benefit of net operating loss carryforwards and research and general business tax credit carryforwards. We had deferred tax assets of approximately $17,210,000 and $17,100,000 for the years ended November 30, 2002 and 2001, respectively, which were entirely offset by valuation allowances, due to the uncertainty of utilizing such assets against future earnings, prior to their expiration. The components of deferred income tax assets as of November 30, 2002 and 2001 were as follows:

                             SOMANETICS CORPORATION

                                                                          NOVEMBER 30,
                                                               ----------------------------------
                                                                  2002                   2001
                                                               -----------            -----------
                                                                        (IN THOUSANDS)

Net operating loss carryforwards...................            $    16,638            $    16,557
Other..............................................                    115                     79
Basis difference of fixed assets and intangibles...                     14                     55
Research and general business tax credit carryforwards                 443                    409
                                                                      ----            -----------
      Subtotal.....................................                 17,210                 17,100
Valuation allowance................................                (17,210)               (17,100)
                                                               -----------            -----------
      Deferred tax asset...........................            $        --            $        --
                                                               ===========            ===========

         As of November 30, 2002, net operating loss carryforwards of approximately $48.9 million were available for Federal income tax purposes. Our ability to use the net operating loss carryforwards incurred on or before March 27, 1991 (the date we completed our initial public offering) is limited to approximately $296,000 per year. Research and business general tax credits of $443,386 are also available to offset future taxes. These losses and credits expire, if unused, at various dates from 2002 through 2022.

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

         Operating lease expense for the years ended November 30, 2002, 2001 and 2000 was approximately $205,000, $196,000, and $182,000, respectively.
Approximate future minimum lease commitments are as follows:

YEAR ENDED NOVEMBER 30,
-----------------------
2003....................................   $   201,700
2004....................................        16,800
                                           -----------
Total...................................   $   218,500
                                           ===========

         In December 1991, we amended and restated our profit sharing plan to include a 401(k) plan covering substantially all employees. Under provisions of the plan, participants may contribute, annually, between 1% and 15% of their compensation. At the discretion of our Board of Directors, we may contribute matching contributions or make other annual discretionary contributions to the plan, all of which, together with the participants' contributions, cannot exceed 15% of the total compensation we pay to eligible employees. We did not make any matching or discretionary contributions to the plan for the years ended November 30, 2002, 2001 or 2000.

         As of November 30, 2002, we had an employment agreement with Bruce J. Barrett, our President and Chief Executive Officer. Mr. Barrett's employment agreement, as amended, expires April 30, 2003 unless earlier terminated as provided in the agreement. Mr. Barrett is entitled to receive an annual base

                             SOMANETICS CORPORATION
salary, plus potential discretionary bonuses. Mr. Barrett has agreed not to compete with us during specified periods.

         As of November 30, 2002, we had an employment agreement with Dominic J. Spadafore, our Vice President of Sales and Marketing. Mr. Spadafore's employment agreement terminates as provided in the agreement. Mr. Spadafore is entitled to receive an annual base salary, plus potential bonuses. Mr. Spadafore has agreed not to compete with us during specified periods.

         We may become subject to products liability claims by patients or physicians, and may become a defendant in products liability or malpractice litigation. We have obtained products liability insurance and an umbrella policy. We might not be able to maintain such insurance or such insurance might not be sufficient to protect us against products liability.

8.       STOCK OPTION PLANS

         In February 1991 and January 1997, we adopted stock option plans for our key employees, directors, consultants and advisors. The plans provide for our issuance of options to purchase a maximum of 115,000 common shares under the 1991 plan and 2,110,000 common shares under the 1997 plan. In addition, we granted options to employees independent of the plans. Options granted generally have a 10-year life, and vest over a three-year period. Awards and expirations under the 1991 plan, 1997 plan, and independent of the plans during the years ended November 30, 2002, 2001 and 2000 are listed below.

         At November 30, 2002, no additional options may be granted under the 1991 plan, and 103,612 common shares were available for options to be granted under the 1997 plan.

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

         In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees. Stock-based compensation of consultants and advisors is determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model with the assumptions described in the next paragraph. The resulting amount is recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the option or warrant. As a result, we recorded $5,597 of compensation expense, and an equal increase in additional paid in capital, for stock options issued to non-employees in fiscal 2002, and $4,984 of compensation expense in fiscal 2001.

         Had compensation expense for our stock options granted to employees been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, our net loss on a pro forma basis would have

                             SOMANETICS CORPORATION

                  - increased by approximately $760,000 to $(1,967,000), or $(.22) per common share, for fiscal 2002,

                  - increased by approximately $606,000 to $(2,937,000), or $(.39) per common share, for fiscal 2001, and

                  - increased by approximately $885,000 to $(4,507,000), or $(.71) per common share, for fiscal 2000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2002, 2001 and 2000: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 89.45% for 2002 (100.68% for 2001 and 109.94% for 2000), risk-free interest rate of 4.0% for 2002 (4.0% for 2001 and 6.0% for 2000), expected lives of 4 years and dividend yield of 0%.

         A summary of our stock option activity and related information for the years ended November 30, 2002, 2001 and 2000 is as follows:

                                          2002                          2001                           2000
                               -------------------------    ---------------------------    ---------------------------
                                                WEIGHTED                       WEIGHTED                     WEIGHTED
                                                AVERAGE                        AVERAGE                      AVERAGE
                                 COMMON         EXERCISE       COMMON          EXERCISE        COMMON       EXERCISE
                                 SHARES          PRICE         SHARES           PRICE          SHARES          PRICE
                               ----------       --------     ---------        ---------      ---------      ---------
Options outstanding
    December 1,............    1,846,1201      $    4.52     1,394,537        $    5.74      1,226,537       $   6.16
    Options granted........       509,500           2.82       529,800             2.00        236,000           3.24
    Options exercised......        (2,833)          3.36            --               --             --             --
    Options canceled.......       (20,034)         17.17       (78,217)            9.25        (68,000)          4.65
                               ----------      ---------     ---------        ---------      ---------       --------
Options outstanding
    November 30,...........     2,332,753           4.04     1,846,120             4.52      1,394,537           5.74
                               ==========      =========     =========        =========      =========       ========
Options exercisable
    November 30,...........     1,606,767      $    4.80     1,267,849        $    5.63        958,152       $   6.66
                               ==========      =========     =========        =========      =========       ========

         A summary of the price ranges of our stock options outstanding and exercisable as of November 30, 2002 is as follows:

                                          Options outstanding                      Options exercisable
                             ----------------------------------------           ---------------------------
                                              WEIGHTED     WEIGHTED                                WEIGHTED
                                              AVERAGE      AVERAGE                                 AVERAGE
RANGE OF EXERCISE              OPTIONS        EXERCISE     REMAINING              OPTIONS          EXERCISE
PRICES                       OUTSTANDING        PRICE     LIFE (YEARS)          EXERCISABLE         PRICE
--------------------------   -----------      --------    -----------           -----------       ---------
$  1.44 - $5.00............    1,757,787      $   3.02           7.61             1,031,801       $    3.30
$  5.01 - $10.00...........      493,672          6.11           4.85               493,672            6.11
$  10.01 - $42.50..........       81,294         15.74           1.88                81,294           15.74
                               ---------      --------      ---------           -----------       ---------
Total....................      2,332,753      $   4.04           6.82             1,606,767       $    4.80
                               =========      ========      =========           ===========       =========

Also, see Note 13 for approval of an amendment to the 1997 plan.

9.       RELATED PARTY TRANSACTIONS

         Pursuant to an engagement letter between us and Brean Murray & Co., Inc., dated March 1, 2000, we agreed to pay Brean Murray & Co., Inc. a commission of 3.5% on proceeds of specified securities

                             SOMANETICS CORPORATION
sales, including sales pursuant to the Kingsbridge Capital Limited Private Equity Line Agreement. During fiscal 2000, we paid Brean Murray & Co., Inc. $63,000 in commissions pursuant to this engagement letter. During fiscal 2001, we paid Brean Murray & Co., Inc. $7,000 in commissions pursuant to this engagement letter.

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

         In connection with our January 2002 public offering of common shares, Brean Murray & Co., Inc. was our exclusive placement agent and received for its services (1) $340,000 as a placement agent fee, and (2) warrants to purchase 100,000 common shares at $5.10 per share exercisable during the four-year period beginning January 11, 2003.

10.      MAJOR CUSTOMERS AND FOREIGN SALES

         One international distributor accounted for approximately 12% (Europe) of net revenues for the fiscal year ended November 30, 2002, approximately 17% (Europe) of net revenues for the fiscal year ended November 30, 2001, and approximately 23% (Europe) for the fiscal year ended November 30, 2000. Another international distributor accounted for approximately 11% (Japan) of net revenues for the fiscal year ended November 30, 2000.

         Additionally, foreign net revenues for the fiscal year ended November 30, 2002 were approximately $1,348,000, for the fiscal year ended November 30, 2001 were approximately $1,595,000, and for the fiscal year ended November 30, 2000 were approximately $2,265,000.

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

                             SOMANETICS CORPORATION

         The principal amount outstanding bears interest, payable monthly, at the prime rate (4.25% at November 30, 2002) plus 2% plus a 2.4% service fee, and we paid a $45,000 commitment fee for the loan. As of November 30, 2002, $750,000 was available for borrowing, at Crestmark's discretion, under the facility. We have agreed to use the proceeds of the loans solely as working capital. The line of credit requires us to maintain minimum tangible net worth of $500,000 and a ratio of total liabilities to tangible net worth not to exceed 3:1. The line of credit terminates upon Crestmark's demand.

12.      SEGMENT INFORMATION

         We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 96% of our net revenues in fiscal 2002 were derived from our INVOS Cerebral Oximeter product line, compared to 100% of our net revenues in fiscal 2001.

13.      SUBSEQUENT EVENTS

         On January 22, 2003, we extended the term of our building lease agreement, beginning January 1, 2004 and expiring December 31, 2004. The minimum monthly lease payment for the extension will be approximately $16,800.

         On January 23, 2003, our Board of Directors approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of common shares reserved for issuance pursuant to the exercise of options granted under the 1997 plan by 450,000 shares, from 2,110,000 to 2,560,000 shares, subject to shareholder approval at the 2003 Annual Meeting of Shareholders.

         Effective January 23, 2003, we granted 10-year options under the 1997 Stock Option Plan to purchase 11,500 common shares, to two of our employees at an exercise price of $1.70 per share (the closing sale price of the common shares as of the date of grant).

         On January 24, 2003, we entered into an amendment to the employment agreement of Bruce J. Barrett, extending the term of his employment agreement through April 30, 2006.

                        QUARTERLY INFORMATION (UNAUDITED)

         The following is a summary of our quarterly operating results for the fiscal years ended November 30, 2002 and 2001:

                                                                     QUARTER
                                  -----------------------------------------------------------------------------
                                     FIRST                SECOND                 THIRD                FOURTH
                                  -----------          ------------           -----------           -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED NOVEMBER 30, 2002

Net revenues...............       $ 1,591,820          $  1,659,606           $ 1,432,826           $ 2,021,395
Gross margin...............         1,098,430             1,116,990             1,023,750             1,417,719
Net loss...................          (354,508)             (389,253)             (377,042)              (85,849)
Net loss per
    common share -
    basic and diluted......       $     (0.04)         $      (0.04)          $     (0.04)          $     (0.01)

YEAR ENDED NOVEMBER 30, 2001

Net revenues...............       $ 1,437,492          $  1,261,513           $ 1,110,721           $ 1,845,806
Gross margin...............           837,333               843,834               720,106             1,159,787
Net income (loss)..........          (711,156)             (849,775)             (820,475)               50,495
Net income (loss) per
    common share - basic
    and diluted............       $     (0.11)         $      (0.11)          $     (0.10)          $      0.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 regarding our executive officers is included in the Supplemental Item in Part I of this Report, and is incorporated in this Item 10 by reference. The information required by this Item 10 regarding our directors will be set forth under the caption "Election of Directors" in our Proxy Statement in connection with the 2003 Annual Meeting of Shareholders scheduled to be held April 10, 2003, and is incorporated in this
Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement in connection with the 2003 Annual Meeting of Shareholders scheduled to be held April 10, 2003, and is incorporated in this
Item 10 by reference.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by this Item 11 concerning executive compensation will be set forth under the caption "Executive Compensation" in our Proxy Statement in connection with the 2003 Annual Meeting of Shareholders scheduled to be held April 10, 2003, and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 concerning security ownership of certain beneficial owners and management will be set forth under the captions "Voting Securities and Principal Holders" and "Election of Directors" in our Proxy Statement in connection with the 2003 Annual Meeting of Shareholders scheduled to be held April 10, 2003, and is incorporated in this Item 12 by reference. The equity compensation plan information required by this Item 12 will be set forth under the caption "Equity Compensation Plan Information" in
Part II of our Proxy Statement in connection with the 2003 Annual Meeting of Shareholders scheduled to be held April 10, 2003, and is incorporated in this
Item 12 by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 concerning certain relationships and related transactions, if any, will be set forth under the caption "Certain Transactions" or "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement in connection with the 2003 Annual Meeting of Shareholders scheduled to be held April 10, 2003, and is incorporated in this
Item 13 by reference.

                                     PART IV

ITEM 14.      CONTROLS AND PROCEDURES

     The Company, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our principal executive officer
and principal   financial officer have concluded that these controls and
procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Our disclosure controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)      Financial Statements

         Our financial statements for the following years are included in response to Item 8 of this Report:

                  Independent Auditors' Report
                  Balance Sheets - November 30, 2002 and 2001
                  Statements of Operations - For Each of the Three Years in the
                    Period Ended November 30, 2002
                  Statements of Shareholders' Equity  - For Each of the Three
                    Years in the Period Ended November 30, 2002
                  Statements of Cash Flows - For Each of the Three Years in the
                     Period Ended November 30, 2002
                  Notes to Financial Statements

         (2)      Financial Statement Schedule

         The following financial statement schedule is included in response to
         Item 8 of this Report:

                  None.

         (3)      Exhibits

         The Exhibits to this Report are as set forth in the "Index to Exhibits" on pages 63 to 66 of this Report. Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the "Index to Exhibits" with an asterisk before the exhibit number.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by us during the fourth quarter of the fiscal year ended November 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Somanetics Corporation
Date:  February 3, 2003                      By: /s/ Bruce J. Barrett
                                                 -----------------------
                                             Bruce J. Barrett
                                             President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                    Date
---------                       -----                                    ----
/s/ Bruce J. Barrett            President and Chief Executive Officer    February 3, 2003
--------------------            and a Director (Principal Executive
Bruce J. Barrett                Officer)

/s/ H. Raymond Wallace          Chairman of the Board of Directors       January 29, 2003
----------------------
H. Raymond Wallace

/s/ William M. Iacona           Vice President, Finance, Controller,     February 3, 2003
---------------------           and Treasurer (Principal Financial
William M. Iacona               Officer and Principal Accounting
                                Officer)

/s/ Daniel S. Follis            Director                                 February 3, 2003
--------------------
Daniel S. Follis

/s/ James I. Ausman             Director                                 February 3, 2003
-------------------
James I. Ausman, M.D., Ph.D.

/s/ Robert R. Henry             Director                                 February 3, 2003
-------------------
Robert R. Henry

/s/ A. Brean Murray             Director                                 February 3, 2003
-------------------
A. Brean Murray

/s/ Joe B. Wolfe                Director                                 February 3, 2003
----------------
Joe B. Wolfe

                                 CERTIFICATIONS

I, Bruce J. Barrett, certify that:

1.       I have reviewed this annual report on Form 10-K of Somanetics
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 3, 2003

                                             /s/ Bruce J. Barrett
                                             -----------------------------------
                                             Bruce J. Barrett, President and
                                             Chief Executive Officer

                                 CERTIFICATIONS

I, William M. Iacona, certify that:

1.       I have reviewed this annual report on Form 10-K of Somanetics
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 3, 2003

                                             /s/ William M. Iacona
                                             -----------------------------------
                                             William M. Iacona, Vice
                                             President, Finance, Controller,
                                             and Treasurer

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

 10.7                  Fifth Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P.,
                       dated January 22, 2003.

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

*10.16                 Fourth Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by referenced to
                       Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

                                 EXHIBIT INDEX

EXHIBIT                                  DESCRIPTION
-------                                  -----------
*10.17                 Fifth Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to
                       Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2002.

*10.18                 Sixth Amendment to Somanetics Corporation 1997 Stock Option Plan.

*10.19                 Restated Somanetics Corporation 2001 Employee Incentive Compensation Plan, dated as of March 5, 2001, incorporated by referenced to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
                       quarter ended February 28, 2001.

*10.20                 Somanetics Corporation 2003 Incentive Compensation Plan, dated as of October 24, 2002

*10.21                 Employment Agreement, dated May 13, 1994, between Somanetics Corporation and Bruce J. Barrett, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                       quarter ended May 31, 1994.

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

*10.24                 Amendment to Employment Agreement, dated as of April 18, 2000, between Somanetics Corporation and
                       Bruce J. Barrett, incorporated by reference to Exhibit 10.3 to the Company's Quarterly report on
                       Form 10-Q for the quarter ended May 31, 2000.

*10.25                 Amendment to Employment Agreement, dated as of March 5, 2001, between Somanetics Corporation and
                       Bruce J. Barrett, incorporated by reference to Exhibit 10.2 to the Company's Quarterly report on
                       Form 10-Q for the quarter ended February 28, 2001.

*10.26                 Amendment to Employment Agreement, dated as of January 24, 2003, between Somanetics Corporation and
                       Bruce J. Barrett.

*10.27                 Employment Agreement, dated August 1, 2002, between Somanetics Corporation and Dominic J. Spadafore, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

*10.28                 Change in Control, Invention, Confidentiality, Non-Compete and Non-Solicitation Agreement, dated January
                       11, 2002, between Somanetics Corporation and Richard S. Scheuing, incorporated by reference to
                       Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

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

*10.40                 Stock Option Agreement, dated as of August 1, 2002, between Somanetics Corporation and Dominic J.
                       Spadafore, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for
                       the quarter ended August 31, 2002.

*10.41                 Consulting Agreement, dated February 28, 1983, as amended, between Somanetics Corporation and Hugh F.
                       Stoddart, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for
                       the fiscal year ended November 30, 1991.

 10.42                 Current Form of Somanetics Corporation Confidentiality Agreement used for testing hospitals and clinics, incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for
                       the fiscal year ended November 30, 1992.

 10.43                 Current Form of Somanetics Corporation Confidentiality Agreement used for the Company's employees and agents, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
                       10-Q for the quarter ended August 31, 1992.

 10.44                 Assignments, dated October 6, 1983, January 23, 1986, February 11, 1986 and February 11, 1986, from
                       Gary D. Lewis to Somanetics Corporation in connection with the Company's INVOS technology, incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1
                       (file no. 33-38438).

 10.45                 Assignments, dated October 5, 1983, August 28, 1985, February 11, 1986, February 12, 1986, and
                       September 24, 1986, from Hugh F. Stoddart to Somanetics Corporation in connection with the Company's
                       INVOS technology, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement
                       on Form S-1 (file no. 33-38438).

 10.46                 Warrant, dated as of March 6, 2000, from Somanetics Corporation to Kingsbridge Capital Limited, incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (file no.
                       333-33262) filed on March 24, 2000 and effective March 31, 2000.

                                  EXHIBIT INDEX

EXHIBIT                                  DESCRIPTION
-------                                  -----------
 10.47                 Termination Agreement, dated as of March 29, 2001, between Somanetics Corporation and Kingsbridge
                       Capital Limited, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on
                       Form 10-Q for the quarter ended February 28, 2001.

 10.48                 Engagement Letter, dated as of March 29, 2001, between Somanetics Corporation and Brean Murray &
                       Co., Inc., incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q
                       for the quarter ended February 28, 2001.

 10.49                 Registration Rights Agreement, dated as of April 9, 2001, among Somanetics Corporation and the selling shareholders, incorporated by reference to Exhibit 4.3 to the Somanetics Corporation
                       Registration Statement on Form S-3 (file no. 333-59376) filed April 23, 2001 and effective May 3,
                       2001.

 10.50                 Form of Warrant Agreement, dated April 9, 2001, between Somanetics Corporation and Brean Murray &
                       Co., Inc., incorporated by reference to Exhibit 4.4 to the Somanetics Corporation Registration
                       Statement on Form S-3 (file no. 333-59376) filed April 23, 2001 and effective May 3, 2001.

 10.51                 Amendment to Warrant Agreement, dated December 6, 2001, between Somanetics Corporation and Brean
                       Murray & Co., Inc., incorporated by reference to Exhibit 10.53 to the Somanetics Corporation
                       Registration Statement on Form S-1 (file no. 333-74788) filed December 7, 2001 and effective
                       January 11, 2002.

 10.52                 Form of Placement Agency Agreement, dated as of January 11, 2002, between Somanetics Corporation and Brean Murray & Co., Inc., incorporated by reference to Exhibit 1.1 to the Somanetics
                       Corporation Registration Statement on Form S-1 (file no. 333-74788) filed December 7, 2001 and effective January 11, 2002.

 10.53                 Form of Warrant Agreement and Warrant, dated January 16, 2002, between Brean Murray & Co., Inc. and
                       Somanetics Corporation, incorporated by reference to Exhibit 1.3 to the Somanetics Corporation
                       Registration Statement on Form S-1 (file no. 333-74788) filed December 7, 2001 and effective
                       January 11, 2002.

 10.54                 Loan and Security Agreement, dated as of February 13, 2001, between Somanetics Corporation and Crestmark
                       Bank, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                       quarter ended February 28, 2001.

 10.55                 License Agreement, dated as of June 2, 2000, among Somanetics Corporation, CorRestore LLC,
                       Constantine L. Athanasuleas, M.D. and Gerald D. Buckberg, M.D., including forms of warrants from
                       Somanetics Corporation to CorRestore LLC and Wolfe & Company, incorporated by reference to
                       Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2000.

 10.56                 Amendment No. 1 to License Agreement, dated as of August 1, 2002, among Somanetics Corporation,
                       CorRestore LLC, Constantine L. Athanasuleas, M.D., and Gerald D. Buckberg, M.D., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                       August 31, 2002.

 23.1                  Consent of Deloitte & Touche LLP.

 99.1                  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2                  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.