Form 10-Q
period 2003-02-28
SOMANETICS CORP
filed 2003-04-04
CIK 704328

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                For the quarterly period ended FEBRUARY 28, 2003

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                       For the transition period from      to
                                                      -----  -----

                         Commission file number 0-19095

                             SOMANETICS CORPORATION
             (Exact name of registrant as specified in its charter)

                            MICHIGAN                                             38-2394784
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
                          Yes       X          No
                               -----------         -----------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                           Yes                 No       X
                               -----------         -----------

         Number of common shares outstanding at April 4, 2003: 9,080,363

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION




                                 BALANCE SHEETS

                                                                                 February 28,            November 30,
ASSETS                                                                               2003                    2002
                                                                                 ------------            ------------
CURRENT ASSETS:                                                                    (Unaudited)              (Audited)

    Cash and cash equivalents ...........................................        $  2,264,613            $  2,381,808
    Accounts receivable .................................................           1,073,683               1,227,785
    Inventory ...........................................................           1,090,098               1,004,305
    Prepaid expenses ....................................................             173,815                  96,308
                                                                                 ------------            ------------
       Total current assets .............................................           4,602,209               4,710,206
                                                                                 ------------            ------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment .............................................           1,918,732               1,861,679
    Furniture and fixtures ..............................................             247,815                 241,295
    Leasehold improvements ..............................................             171,882                 171,882
                                                                                 ------------            ------------
       Total ............................................................           2,338,429               2,274,856
    Less accumulated depreciation and amortization ......................          (1,816,694)             (1,757,781)
                                                                                 ------------            ------------
       Net property and equipment .......................................             521,735                 517,075
                                                                                 ------------            ------------
OTHER ASSETS:
    Intangible assets, net ..............................................             920,229                 921,957
    Other ...............................................................              15,000                  15,000
                                                                                 ------------            ------------
       Total other assets ...............................................             935,229                 936,957
                                                                                 ------------            ------------
TOTAL ASSETS ............................................................        $  6,059,173            $  6,164,238
                                                                                 ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ....................................................        $    474,516            $    470,880
    Accrued liabilities .................................................             273,944                 192,766
                                                                                 ------------            ------------
       Total current liabilities ........................................             748,460                 663,646
                                                                                 ------------            ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding ..................................                 -                       -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 9,080,363 shares at February 28, 2003,
       and 9,077,863 shares at November 30, 2002 ........................              90,804                  90,779
    Additional paid-in capital ..........................................          59,076,668              59,071,122
    Accumulated deficit .................................................         (53,856,758)            (53,661,309)
                                                                                 ------------            ------------
       Total shareholders' equity .......................................           5,310,713               5,500,592
                                                                                 ------------            ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................        $  6,059,173            $  6,164,238
                                                                                 ============            ============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          For the Three-Month
                                                                              Periods Ended
                                                                ----------------------------------------
                                                                 February 28,                February 28,
                                                                    2003                         2002
                                                                -----------                  -----------
NET REVENUES ............................................       $ 1,950,946                  $ 1,591,820
COST OF SALES ...........................................           450,197                      493,390
                                                                -----------                  -----------
GROSS MARGIN ............................................         1,500,749                    1,098,430
                                                                -----------                  -----------

OPERATING EXPENSES:
      Research, development and engineering .............           109,173                      179,604
      Selling, general and administrative ...............         1,594,930                    1,278,321
                                                                -----------                  -----------
                Total operating expenses ................         1,704,103                    1,457,925
                                                                -----------                  -----------
OPERATING LOSS ..........................................          (203,354)                    (359,495)
                                                                -----------                  -----------

OTHER INCOME (EXPENSE):
      Interest expense ..................................              --                           (794)
      Interest income ...................................             7,904                        5,781
                                                                -----------                  -----------
          Total other income ............................             7,904                        4,987
                                                                -----------                  -----------
NET LOSS ................................................       $  (195,450)                 $  (354,508)
                                                                -----------                  -----------


NET LOSS PER COMMON SHARE-
  BASIC AND DILUTED .....................................       $      (.02)                 $      (.04)
                                                                -----------                  -----------

WEIGHTED AVERAGE SHARES
  OUTSTANDING--BASIC AND DILUTED ........................         9,077,891                    8,564,443
                                                                ===========                  ===========


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     For the Three Month
                                                                                       Periods Ended
                                                                           --------------------------------------
                                                                             February 28,            February 28,
                                                                                2003                    2002
                                                                           --------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................................     $  (195,450)             $  (354,508)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization ..................................          60,641                   54,521
      Compensation expense for non-employee stock options ............           1,971                    1,858
      Changes in assets and liabilities:
          Accounts receivable decrease ...............................         154,102                  321,515
          Inventory (increase) .......................................         (85,793)                (172,213)
          Prepaid expenses (increase) ................................         (77,507)                (119,096)
          Other assets decrease ......................................            --                     12,078
          Accounts payable increase ..................................           3,636                   26,774
          Accrued liabilities increase ...............................          81,178                   72,731
                                                                           -----------              -----------
            Net cash (used in) operations ............................         (57,222)                (156,340)
                                                                           -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment (net) ........................         (63,573)                 (49,468)
                                                                           -----------              -----------
            Net cash (used in) investing activities ..................         (63,573)                 (49,468)
                                                                           -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares ............................           3,600                3,689,101
                                                                           -----------              -----------
            Net cash provided by financing activities ................           3,600                3,689,101
                                                                           -----------              -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ........................................................        (117,195)               3,483,293

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ..........................................................       2,381,808                  167,873
                                                                           -----------              -----------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD ..........................................................     $ 2,264,613              $ 3,651,166
                                                                           ===========              ===========



                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2003



1.       FINANCIAL STATEMENT PRESENTATION

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

         The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the three-month period ended February 28, 2003 do not necessarily indicate the results that you should expect for the year ending November 30, 2003. You should read the unaudited interim financial statements together with the financial statements and related footnotes for the year ended November 30, 2002 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                                 February 28, 2003          November 30, 2002
                                                 -----------------          -----------------
           Finished goods...................         $ 357,178                  $  410,133
           Work in process..................           199,408                     154,816
           Purchased components.............           533,512                     439,356
                                                   -----------                  ----------
                Total.......................        $1,090,098                  $ 1,004,305
                                                   ===========                  ===========

         Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks is as follows:


                                                    February 28, 2003                     November 30, 2002
                                                    -----------------                     -----------------
           Patents and trademarks...........               111,733                               111,733
             Less accumulated amortization..               (75,804)                              (74,076)
                                                     -------------                         -------------
                Total.......................         $      35,929                         $      37,657
                                                     =============                         =============

         Amortization expense for the three months ended February 28, 2003 and February 28, 2002 was approximately $1,700. Amortization expense for each of the next five fiscal years is expected to be approximately $6,900 per year.

         License acquisition costs are related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore(TM) System, and related products and accessories. The total carrying amount of these license acquisition costs is as follows:

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2003



                                                    February 28, 2003                   November 30, 2002
                                                    -----------------                   -----------------

           License acquisition costs........             $ 884,300                           $ 884,300


         License acquisition costs are intangible assets with indefinite lives that are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

         Stock Options In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board. In addition, in December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," was issued by the Financial Accounting Standards Board, and amends Statement No. 123. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We have also adopted the enhanced disclosure provisions as defined by Statement No. 148 beginning with our fiscal quarter ended February 28, 2003.

         During the first quarter of fiscal 2003, we granted 11,500 stock options to our employees, and one of our employees exercised stock options to purchase 2,500 newly-issued common shares. During the first quarter of fiscal 2002 we had no employee stock option grants, and one of our former employees exercised stock options to purchase 2,833 newly-issued common shares.


                                                    FOR THE QUARTER ENDED FEBRUARY 28,
                                                          2003           2002
                                                          ----           ----
Net loss .........................................     $ 195,450      $ 354,508
Pro-forma net loss, had fair value method been
applied ..........................................     $ 338,319      $ 458,425
Net loss per common share-basic and
diluted ..........................................          (.02)          (.04)
Pro-forma net loss per common share-basic
and diluted, had fair value method been
applied ..........................................          (.04)          (.05)
Stock-based employee compensation ................
included in actual net loss ......................     $   1,971      $   1,858
Pro-forma stock-based employee compensation,
had fair value method been applied ...............     $ 142,869      $ 103,917



         Loss Per Common Share - basic and diluted is computed using the weighted average number of common shares outstanding during each period. Common shares issuable under stock options and warrants have not been included in the computation of the net loss per common share - diluted, because such inclusion would be antidilutive. As of February 28, 2003 and February 28, 2002, we had outstanding warrants and options to purchase common shares of 5,164,000 and 4,876,217, respectively.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2003

         Accounting Pronouncements During the first quarter of fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The adoption of this interpretation statement had no impact on our financial statements.

3.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                     February 28, 2003           November 30, 2002
                                                     -----------------           -----------------

         Incentive Compensation..................         $  72,000                   $    8,000
         Insurance...............................            63,497                       34,464
         Sales commissions.......................            47,822                       55,381
         Training................................            35,000                       40,000
         Royalty.................................            22,175                       12,071
         Clinical Research.......................            21,450                       21,450
         Professional fees.......................             6,000                       15,000
         Warranty................................             6,000                        6,400
                                                          ---------                   ----------
                Total ...........................         $ 273,944                   $  192,766
                                                          =========                   ==========

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

         In February 2003, one of our employees exercised stock options to purchase 2,500 newly-issued common shares.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2003


7.       SEGMENT INFORMATION

         We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 89% of our net revenues in the first quarter of fiscal 2003 were derived from our INVOS Cerebral Oximeter product line, compared to 97% of our net revenues in the first quarter of fiscal 2002.

8.       SUBSEQUENT EVENTS

         Effective March 24, 2003, we granted 10-year options under the 1997 Stock Option Plan to purchase 10,000 common shares, to one of our employees at an exercise price of $1.76 per share (the closing sale price of the common shares as of the date of grant).

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2003

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

         Our actual results might differ materially from those projected in the forward-looking statements depending on various important factors. These important factors include our history of losses and ability to continue as a going concern, our current dependence on the Cerebral Oximeter and SomaSensor, the challenges associated with developing new products, the uncertainty of acceptance of our products by the medical community, the lengthy sales cycle for our products, competition in our markets, our dependence on our distributors, and the other factors discussed under the caption "Risk Factors" and elsewhere in our Registration Statement on Form S-1 (file no. 333-74788) effective January 11, 2002 and elsewhere in this report, all of which constitute cautionary statements identifying important factors with respect to the forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from those in the forward-looking statements.

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

         During fiscal 2002 and the first quarter of fiscal 2003, our primary activities consisted of sales and marketing of the Cerebral Oximeter, the related disposable SomaSensor, and the CorRestore System.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2003

THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2002



         Our net revenues increased approximately $359,000, or 23%, from $1,591,820 in the three-month period ended February 28, 2002 to $1,950,946 in the three-month period ended February 28, 2003. The increase in net revenues is primarily attributable to

         - an increase in United States sales of approximately $435,000, or 36%, from approximately $1,217,000 in the first quarter of fiscal 2002 to approximately $1,652,000 in the first quarter of fiscal 2003. This increase is primarily due to an increase in sales of the disposable SomaSensor of approximately $393,000, or 42%, and an increase in CorRestore System revenues of approximately $171,000, or 335%. This increase was partially offset by a decrease in sales of the Cerebral Oximeter of approximately $129,000, or 58%, primarily as a result of a preference by larger U.S. hospitals to acquire Cerebral Oximeters using our no-cap sales program, and
         - a 12% increase in the average selling price of SomaSensors in the United States primarily due to the increase in the suggested retail price of the SomaSensor effective December 1, 2002.

The increase in net revenues was achieved despite a decrease in international sales of approximately $76,000, or 20%, from approximately $375,000 in the first quarter of fiscal 2002 to approximately $299,000 in the first quarter of fiscal 2003, primarily attributable to decreased purchases by Tyco Healthcare. For fiscal 2003, we expect that international revenues will represent a significant increase over fiscal 2002.

         Approximately 15% of our net revenues in the first quarter of fiscal 2003 were from export sales, compared to approximately 24% of our net revenues in the first quarter of fiscal 2002. Sales of our products as a percentage of net revenues were as follows:

                                                                     PERCENT OF NET REVENUE
                                                                    FIRST QUARTER OF FISCAL
              PRODUCT                                           2003                       2002
              -------                                     -----------------         -----------------
              SomaSensors........................                77%                        66%
              CorRestore Systems.................                11%                         3%
              Model 5100 Cerebral Oximeters......                 8%                        15%
              Model 4100 Cerebral Oximeters......                 4%                        16%
                                                          -----------------         -----------------
                  Total..........................               100%                       100%
                                                          =================         =================

         One international distributor accounted for approximately 18% of net revenues for the three months ended February 28, 2002.

         Gross margin as a percentage of net revenues was approximately 77% for the quarter ended February 28, 2003 and approximately 69% for the quarter ended February 28, 2002. The increase in gross margin as a percentage of net revenues is primarily attributable to

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2003

     - the increase in the average selling price of SomaSensors described above,
     - sales of our latest model SomaSensor, which is less costly to manufacture than the prior model SomaSensor sold in the first quarter of fiscal 2002, and
     - a change in the sales mix to increased sales of SomaSensors and CorRestore Systems, which have higher gross margins than Cerebral Oximeters.

         Our research, development and engineering expenses decreased approximately $70,000, or 39%, from $179,604 for the three months ended February 28, 2002 to $109,173 for the three months ended February 28, 2003. The decrease is primarily attributable to approximately $92,000 in decreased development costs associated with the CorRestore System, partially offset by approximately $20,000 in increased development costs associated with our next generation Cerebral Oximeter.

         Selling, general and administrative expenses increased approximately $317,000, or 25%, from $1,278,321 for the three months ended February 28, 2002 to $1,594,930 for the three months ended February 28, 2003. The increase in selling, general and administrative expense is primarily attributable to

         - a $99,000 increase in customer education expenses for the CorRestore System, primarily as a result of our educational programs at the Texas Heart Institute in February 2003 and at Carraway Methodist Medical Center in Birmingham, Alabama in December 2002,
         - a $62,000 increase in salaries, wages, commissions and related expenses, primarily as a result of an increase in the number of employees, principally sales and marketing (from an average of 27 employees for the first quarter of fiscal 2002 to an average of 29 employees for the first quarter of fiscal 2003),
         - a $55,000 increase in accrued incentive compensation expense, primarily due to our executive officers participating in the 2003 Incentive Compensation Plan after not participating in fiscal 2002,
         - a $48,000 increase in trade show expenses as a result of our increased sales and marketing activities,
         - a $31,000 increase in commissions paid to our independent sales representatives as a result of increased sales,
         - a $25,000 increase in professional services, primarily attributable to increased investor relations and public relations expenses, and
         - a $17,000 increase in royalty expense as a result of increased sales of the CorRestore System.



These increases were partially offset by a $29,000 decrease in insurance expenses, primarily as a result of a policy premium refund for our 2002 products liability insurance coverage.

         For the three-month period ended February 28, 2003, we realized a 45% decrease in our net loss over the same period in fiscal 2002. The decrease is primarily attributable to

         -    a 23% increase in net revenues, and
         -    an 8% increase in gross margin percentage.

The reduction in our net loss was achieved despite a 17% increase in operating expenses.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2003

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the three-month period ended February 28, 2003 was approximately $57,000. Cash was used primarily to

         - fund our net loss, primarily selling, general and administrative expenses and research, development and engineering expenses, totaling approximately $135,000, before depreciation and amortization expense,
         - increase inventories by approximately $86,000, primarily as a result of fourth quarter 2002 sales and the acquisition of components associated with the launch of our next generation Cerebral Oximeter, and
         - increase prepaid expenses by approximately $78,000, primarily due to the renewal of our products liability insurance coverage in December 2002.

These uses of cash were partially offset by

         - a decrease in accounts receivable of approximately $154,000, primarily because of lower first quarter 2003 sales than fourth quarter 2002 sales, and more timely collections in the first quarter of fiscal 2003, and
         - an increase in accrued liabilities of approximately $81,000, primarily due to increased accrued incentive compensation expense as a result of our executive officers participating in the 2003 Incentive Compensation Plan after not participating in fiscal 2002.

         We expect our working capital requirements to increase if sales increase.

         Capital expenditures in the first three months of fiscal 2003 were approximately $64,000. These expenditures were primarily for Cerebral Oximeter demonstration units and no-cap sales units.

         We have a Loan and Security Agreement with Crestmark Bank for a working capital line of credit for up to $750,000, collateralized by all of our assets. Under the agreement, Crestmark Bank may, but is not obligated to, lend us amounts we request from time to time, up to $750,000, if no default exists. The loans are limited by a borrowing base based on qualifying accounts receivable and lender reserves. The loan is payable on demand, and our collections of our receivables are directed to Crestmark Bank in payment of any outstanding balance of the loan. The principal amount outstanding bears interest, payable monthly, at the prime rate (4.25% as of April 2, 2003) plus 2% plus a 2.4% service fee. As of April 2, 2003, we had no outstanding principal loan balance and approximately $707,000 was available for borrowing, at Crestmark's discretion, under the facility.

         As of February 28, 2003, we had working capital of $3,853,749, cash and cash equivalents of $2,264,613, total current liabilities of $748,460 and shareholder's equity of $5,310,713. We had an accumulated deficit of $53,856,758 through February 28, 2003.

         We believe that the cash and cash equivalents on hand at February 28, 2003, together with the estimated net borrowings available under the Crestmark Bank Loan and Security Agreement, will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2003


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

         In fiscal years 2000 and 2001, we recorded an intangible asset related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories. License acquisition costs included our estimate of the fair value of ten-year vested stock options to purchase common shares granted to one of our directors in connection with negotiating and assisting us in completing the transaction, and our estimate of the fair value of the vested portion of five-year warrants to purchase common shares issued in the transaction.

         We estimated the value of the stock options to purchase common shares and the warrants to purchase common shares using the Black-Scholes valuation model. The Black-Scholes valuation model requires the following assumptions: expected life period of the security, expected volatility of our stock price during the period, risk-free interest rate, and dividend yield. Given the assumptions inherent in the Black-Scholes valuation model, it would have been possible to calculate a different value for our intangible asset by changing one or more of the valuation model variables or by using a different valuation model. However, we believe that the model is appropriate, that the judgments and assumptions that we made at the time of valuation were also appropriate, and that the reported results would not have been materially different had one or more of the variables been different or had a different valuation model been used.

         We have adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and other intangible assets. The effect of adopting this Statement has been to discontinue amortizing our license acquisition costs related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories described above because we believe these licenses have an indefinite life. Therefore, no amortization expense has been recorded related to these license acquisition costs since December 1, 2001, the date we adopted Statement No. 142.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2003

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board. In addition, in December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," was issued by the Financial Accounting Standards Board, and amends Statement No. 123. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. During the first quarter of fiscal 2003, we granted 11,500 stock options to our employees.

         Had we recognized compensation expense for stock options granted to employees in the first quarter of fiscal 2003, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss, on a pro forma basis, would have increased by approximately $143,000, or $.02 per common share. Had we recognized compensation expense for our stock options granted to employees in the first quarter of fiscal 2002, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss, on a pro forma basis, would have increased by approximately $104,000, or $.01 per common share.

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

                                       Somanetics Corporation
                                       --------------------------
                                       (Registrant)




Date:    April 4, 2003                 By:/s/ William M. Iacona
      ---------------------               --------------------------------------
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


Date:  April 4, 2003


                                                /s/ Bruce J. Barrett
                                                --------------------------------
                                                Bruce J. Barrett, President and
                                                Chief Executive Officer

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

Date:  April 4, 2003


                                               /s/ William M. Iacona
                                               ---------------------------------
                                               William M. Iacona, Vice
                                               President, Finance, Controller,
                                               and Treasurer

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