Form 10-Q
period 2003-05-31
SOMANETICS CORP
filed 2003-07-02
CIK 704328

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended MAY 31, 2003

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


                             Yes   X            No
                                -------           --------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes                No   X
                                -------           -------

         Number of common shares outstanding at July 2, 2003: 9,080,363

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION



                                 BALANCE SHEETS

                                                                                    May 31,                November 30,
ASSETS                                                                               2003                      2002
                                                                                ---------------           ---------------
CURRENT ASSETS:                                                                    (Unaudited)                 (Audited)
    Cash and cash equivalents..........................................         $     1,895,510           $     2,381,808
    Accounts receivable................................................               1,254,261                 1,227,785
    Inventory..........................................................               1,135,377                 1,004,305
    Prepaid expenses...................................................                 126,874                    96,308
                                                                                ---------------           ---------------
       Total current assets............................................               4,412,023                 4,710,206
                                                                                ---------------           ---------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment............................................               1,893,554                 1,861,679
    Furniture and fixtures.............................................                 248,657                   241,295
    Leasehold improvements.............................................                 171,882                   171,882
                                                                                ---------------           ---------------
       Total...........................................................               2,314,093                 2,274,856
    Less accumulated depreciation and amortization.....................              (1,725,050)               (1,757,781)
                                                                                ---------------           ---------------
       Net property and equipment......................................                 589,043                   517,075
                                                                                ---------------           ---------------
OTHER ASSETS:
    Intangible assets, net.............................................                 963,294                   921,957
    Other..............................................................                  15,000                    15,000
                                                                                ---------------           ---------------
       Total other assets..............................................                 978,294                   936,957
                                                                                ---------------           ---------------
TOTAL ASSETS...........................................................         $     5,979,360           $     6,164,238
                                                                                ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................         $       571,198           $       470,880
    Accrued liabilities................................................                 181,507                   192,766
                                                                                ---------------           ---------------
       Total current liabilities.......................................                 752,705                   663,646
                                                                                ---------------           ---------------
COMMITMENTS AND CONTINGENCIES..........................................
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................                  -                         -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 9,080,363 shares at May 31, 2003,
       and 9,077,863 shares at November 30, 2002.......................                  90,804                    90,779
    Additional paid-in capital.........................................              59,121,982                59,071,122
    Accumulated deficit................................................             (53,986,131)              (53,661,309)
                                                                                ---------------           ---------------
       Total shareholders' equity......................................               5,226,655                 5,500,592
                                                                                ---------------           ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................         $     5,979,360           $     6,164,238
                                                                                ===============           ===============


                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months                        Six Months
                                                               Ended May 31,                      Ended May 31,
                                                     -------------------------------    -------------------------------
                                                           2003             2002              2003            2002
                                                     -------------     -------------    --------------    -------------
   NET REVENUES................................      $   2,203,442     $   1,659,606    $    4,154,388    $   3,251,426
   COST OF SALES...............................            561,196           542,616         1,011,393        1,036,006
                                                     -------------     -------------    --------------    -------------
   GROSS MARGIN................................          1,642,246         1,116,990         3,142,995        2,215,420
                                                     -------------     -------------    --------------    -------------

   OPERATING EXPENSES:
      Research, development and engineering....            133,607           103,839           242,779          283,442
      Selling, general and administrative......          1,644,016         1,422,685         3,238,948        2,701,007
                                                     -------------     -------------    --------------    -------------
          Total operating expenses.............          1,777,623         1,526,524         3,481,727        2,984,449
                                                     -------------     -------------    --------------    -------------

   OPERATING LOSS..............................           (135,377)         (409,534)         (338,732)        (769,029)
                                                     -------------     -------------    --------------    -------------

   OTHER INCOME (EXPENSE):
      Interest expense.........................               --                --                --               (794)
      Interest income..........................              6,004            20,281            13,909           26,062
                                                     -------------     -------------    --------------    -------------
          Total other income...................              6,004            20,281            13,909           25,268
                                                     -------------     -------------    --------------    -------------
   NET LOSS....................................      $    (129,373)    $    (389,253)   $     (324,823)   $    (743,761)
                                                     -------------     -------------    --------------    -------------

   NET LOSS PER COMMON SHARE-
      BASIC AND DILUTED........................      $       (0.01)    $       (0.04)   $        (0.04)   $       (0.08)
                                                     -------------     -------------    --------------    -------------

   WEIGHTED AVERAGE SHARES
       OUTSTANDING-BASIC AND DILUTED...........          9,080,363         9,077,863         9,079,140        8,823,974
                                                     =============     =============    ==============    =============



                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          For the Six Month
                                                                            Periods Ended
                                                                      --------------------------
                                                                        May 31,        May 31,
                                                                         2003           2002
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................             $  (324,823)   $  (743,761)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization .....................                 119,206        108,829
      Compensation expense for non-employee stock
        options..........................................                   2,492          3,104
      Changes in assets and liabilities:
          Accounts receivable (increase) decrease .......                 (26,476)       294,894
          Inventory (increase) ..........................                (131,072)      (332,140)
          Prepaid expenses (increase) ...................                 (30,566)
                                                                                         (22,745)
          Other assets decrease .........................                      --         12,078
          Accounts payable increase (decrease) ..........                 100,318         (9,395)
          Accrued liabilities increase (decrease) .......                 (11,259)        41,537
                                                                      -----------    -----------
            Net cash (used in) operations ...............                (302,180)      (647,599)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment (net) ...........                (187,718)      (168,146)
                                                                      -----------    -----------
            Net cash (used in) investing activities .....                (187,718)      (168,146)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares ...............                   3,600      3,689,101
                                                                      -----------    -----------
            Net cash provided by financing activities ...                   3,600      3,689,101
                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ...........................................                (486,298)     2,873,356

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD .............................................               2,381,808        167,873
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD  ............................................             $ 1,895,510    $ 3,041,229
                                                                      ===========    ===========

Supplemental Disclosure of Non cash investing activities:
   Issuance of warrants in connection with
       license acquisition (Note 2) .....................             $    44,793




                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2003



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

         The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the six-month period ended May 31, 2003 do not necessarily indicate the results that you should expect for the year ending November 30, 2003. You should read the unaudited interim financial statements together with the financial statements and related footnotes for the year ended November 30, 2002 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                                  May 31, 2003              November 30, 2002
                                                  ------------              -----------------
           Finished goods...................       $   321,258                  $   410,133
           Work in process..................           257,909                      154,816
           Purchased components.............           556,210                      439,356
                                                   -----------                  -----------
                Total.......................       $ 1,135,377                  $ 1,004,305
                                                   ===========                  ===========

         Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks is as follows:



                                    May 31, 2003   November 30, 2002
                                    ------------   -----------------
Patents and trademarks ............     111,733          111,733
  Less accumulated amortization ...     (77,532)         (74,076)
                                      ---------        ---------
     Total ........................   $  34,201        $  37,657
                                      =========        =========

         Amortization expense for the three months ended May 31, 2003 and May 31, 2002 was approximately $1,700. Amortization expense for the six months ended May 31, 2003 and May 31, 2002 was approximately $3,500. Amortization expense for each of the next five fiscal years is expected to be approximately $6,900 per year.

         License acquisition costs are related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore(TM) System, and related products and accessories. The total carrying amount of these license acquisition costs is as follows:

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2003


                                               May 31, 2003     November 30, 2002
                                               ------------     -----------------
           License acquisition costs........    $ 929,093           $ 884,300

         Effective April 25, 2003, in connection with our receipt of CE Mark certification for the CorRestore System, an additional 50,000 warrants to purchase common shares vested for CorRestore LLC and its agent, Wolfe & Company. We estimated the value of these warrants as part of our license acquisition costs using the Black-Scholes valuation model with the following assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 64.70%, risk-free interest rate of 2.0%, expected life of 25 months and dividend yield of 0%.

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

         During the first two quarters of fiscal 2003, we granted 39,000 stock options to our employees and directors, and one of our employees exercised stock options to purchase 2,500 newly-issued common shares. During the first two quarters of fiscal 2002 we granted 409,500 stock options to our employees and directors, and one of our former employees exercised stock options to purchase 2,833 newly-issued common shares.


                                             FOR THE SIX MONTHS ENDED MAY 31,
                                                  2003           2002
                                               -----------    -----------
Net loss ...................................   $   324,823    $   743,761
Pro-forma net loss, had fair value method
been applied ...............................   $   614,127    $ 1,019,554
Net loss per common share-basic and
diluted ....................................          (.04)          (.08)
Pro-forma net loss per common share-basic
and diluted, had fair value method been
applied ....................................          (.07)          (.12)
Stock-based employee compensation included
in actual net loss .........................   $     2,492    $     3,104
Pro-forma stock-based employee compensation,
had fair value method been applied .........   $   289,304    $   275,793


                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2003

         Loss Per Common Share - basic and diluted is computed using the weighted average number of common shares outstanding during each period. Common shares issuable under stock options and warrants have not been included in the computation of the net loss per common share - diluted, because such inclusion would be antidilutive. As of May 31, 2003 and May 31, 2002, we had outstanding warrants and options to purchase common shares of 5,186,833 and 5,070,050, respectively.

         Accounting Pronouncements During the first quarter of fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The adoption of this interpretation statement had no impact on our financial statements.

3.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                         May 31, 2003              November 30, 2002
                                                         ------------              -----------------
         Incentive Compensation .................         $  99,367                   $    8,000
         Insurance ..............................            28,118                       34,464
         Sales commissions ......................            24,312                       55,381
         Royalty ................................            23,210                       12,071
         Warranty ...............................             6,500                        6,400
         Clinical Research ......................              --                         21,450
         Professional fees ......................              --                         15,000
         Training ...............................              --                         40,000
                                                           --------                     --------
                Total ...........................          $181,507                     $192,766
                                                           ========                     ========

4.       COMMITMENTS AND CONTINGENCIES

         We may become subject to products liability claims by patients or physicians, and may become a defendant in products liability or malpractice litigation. We have obtained products liability insurance and an umbrella policy. We might not be able to maintain such insurance or such insurance might not be sufficient to protect us against products liability.

5.       COMMON STOCK

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2003

         On April 10, 2003, our shareholders approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of common shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 450,000 shares, from 2,110,000 to 2,560,000 shares. In addition, effective April 10, 2003, we granted to five of our directors, who are not officers or employees, 10-year options under the 1997 Stock Option Plan to purchase an aggregate of 17,500 common shares at an exercise price of $2.80 per share (the closing sale price of the common shares as of the date of grant).

6.       SEGMENT INFORMATION

         We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 89% of our net revenues in the first two quarters of fiscal 2003 were derived from our INVOS Cerebral Oximeter product line, compared to 97% of our net revenues in the first two quarters of fiscal 2002.

7.       NOTES PAYABLE -- BANK LINE OF CREDIT

         As of April 24, 2003, we amended our Loan and Security Agreement with Crestmark Bank. Pursuant to the amendment, we paid a $5,000 renewal commitment fee to continue our lending relationship for the remainder of 2003. We must negotiate a new lending relationship if we would like to continue the lending relationship into 2004. Pursuant to the amendment, we also agreed to give the bank at least 30 days advance notice of any intended draw on our line of credit.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2003

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

         During fiscal 2002 and the first two quarters of fiscal 2003, our primary activities consisted of sales and marketing of the Cerebral Oximeter, the related disposable SomaSensor, and the CorRestore System.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2003

THREE MONTHS ENDED MAY 31, 2003 COMPARED TO THREE MONTHS ENDED MAY 31, 2002

         Our net revenues increased approximately $544,000, or 33%, from $1,659,606 in the three-month period ended May 31, 2002 to $2,203,442 in the three-month period ended May 31, 2003. The increase in net revenues is primarily attributable to:

         - an increase in United States sales of approximately $516,000, from approximately $1,296,000 in the second quarter of fiscal 2002 to approximately $1,812,000 in the second quarter of fiscal 2003. This increase is primarily due to an increase in sales of the disposable SomaSensor of approximately $313,000, or 29%, and an increase in CorRestore System revenues of approximately $187,000, or 415%, and
         - a 13% increase in the average selling price of SomaSensors in the United States, primarily due to the increase in the suggested retail price of the SomaSensor effective December 1, 2002. This increase was partially offset by increased SomaSensor sales to international distributors, which have lower average selling prices, and
         - an increase in international sales of approximately $28,000, from approximately $363,000 in the second quarter of fiscal 2002 to approximately $391,000 in the second quarter of fiscal 2003. This increase is primarily due to increased purchases by Tyco Healthcare.

         Approximately 18% of our net revenues in the second quarter of fiscal 2003 were export sales, compared to approximately 22% of our net revenues in the second quarter of fiscal 2002. Sales of our products as a percentage of net revenues were as follows:

                                                                     PERCENT OF NET REVENUE
                                                                    SECOND QUARTER OF FISCAL
              PRODUCT                                           2003                       2002
              -------                                     -----------------         -----------------
              SomaSensors........................                72%                        76%
              Cerebral Oximeters.................                17%                        21%
              CorRestore Systems.................                11%                         3%
                                                          -----------------         -----------------
                  Total..........................               100%                       100%
                                                          =================         =================

              One international distributor accounted for approximately 15% of net revenues for the three months ended May 31, 2003, and approximately 12% of net revenues for the three months ended May 31, 2002.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2003


         Gross margin as a percentage of net revenues was approximately 75% for the quarter ended May 31, 2003 and approximately 67% for the quarter ended May 31, 2002. The increase in gross margin as a percentage of net revenues is primarily attributable to:

              - the increase in the average selling price of SomaSensors described above,
              - sales of our latest model SomaSensor, which is less costly to manufacture than the prior model SomaSensor sold in the second quarter of fiscal 2002,
              - a change in the sales mix to increased sales in the United States, which have higher gross margins than international sales, and
              - a change in the sales mix to increased sales of CorRestore Systems, which have higher gross margins than Cerebral Oximeters.


         Our research, development and engineering expenses increased approximately $30,000, or 29%, from $103,839 for the three months ended May 31, 2002 to $133,607 for the three months ended May 31, 2003. The increase is primarily attributable to approximately $47,000 in development costs associated with the CorRestore System, partially offset by approximately $21,000 in decreased costs associated with the Cerebral Oximeter.

         Selling, general and administrative expenses increased approximately $221,000, or 16%, from $1,422,685 for the three months ended May 31, 2002 to $1,644,016 for the three months ended May 31, 2003. The increase in selling, general and administrative expense is primarily attributable to:

         - a $59,000 increase in selling-related, promotional, and trade show expenses as a result of our increased sales and marketing activities,
         - a $55,000 increase in accrued incentive compensation expense, primarily due to our executive officers participating in the 2003 Incentive Compensation Plan after not participating in fiscal 2002,
         - a $51,000 increase in salaries, wages, commissions and related expenses, primarily as a result of an increase in the number of employees, principally sales and marketing (from an average of 28 employees for the second quarter of fiscal 2002 to an average of 30 employees for the second quarter of fiscal 2003),
         - a $42,000 increase in commissions paid to our independent sales representatives as a result of increased sales,
         - $26,000 in costs associated with our national sales meeting held in May 2003,
         - a $22,000 increase in regulatory expenses as a result of our ISO 9001 re-certification audit conducted in April 2003, and
         - a $19,000 increase in royalty expense as a result of increased sales of the CorRestore System.

These increases were partially offset by a decrease in bad debts expense of approximately $23,000.

         For the three-month period ended May 31, 2003, we realized a 67% decrease in our net loss over the same period in fiscal 2002. The decrease is primarily attributable to:

         -    a 33% increase in net revenues, and
         -    an 8% increase in gross margin percentage.

The reduction in our net loss was achieved despite a 16% increase in operating expenses.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2003

SIX MONTHS ENDED MAY 31, 2003 COMPARED TO SIX MONTHS ENDED MAY 31, 2002

         Our net revenues increased approximately $903,000, or 28%, from $3,251,426 in the six-month period ended May 31, 2002 to $4,154,388 in the six-month period ended May 31, 2003. The increase in net revenues is primarily attributable to:

         - an increase in United States sales of approximately $951,000, from approximately $2,513,000 in the first two quarters of fiscal 2002 to approximately $3,464,000 in the first two quarters of fiscal 2003. This increase is primarily due to an increase in sales of the disposable SomaSensor of approximately $706,000, or 35%, and an increase in CorRestore System revenues of approximately $358,000, or 373%. This increase was partially offset by a decrease in sales of the Cerebral Oximeter of approximately $113,000, or 29%, primarily as a result of a preference by larger U.S. hospitals to acquire Cerebral Oximeters using our no-cap sales program, and
         - a 13% increase in the average selling price of SomaSensors in the United States primarily due to the increase in the suggested retail price of the SomaSensor effective December 1, 2002. This increase was partially offset by increased SomaSensor sales to international distributors, which have lower average selling prices.

The increase in net revenues was achieved despite a decrease in international sales of approximately $48,000, from approximately $738,000 in the first two quarters of fiscal 2002 to approximately $690,000 in the first two quarters of fiscal 2003, primarily attributable to decreased purchases by Tyco Healthcare.

         Approximately 17% of our net revenues in the first two quarters of fiscal 2003 were export sales, compared to approximately 23% of our net revenues in the first two quarters of fiscal 2002. Sales of our products as a percentage of net revenues were as follows:

                                                                     PERCENT OF NET REVENUE
                                                                  FIRST TWO QUARTERS OF FISCAL
              PRODUCT                                           2003                       2002
              -------                                     -----------------         -----------------
              SomaSensors........................                74%                        71%
              Cerebral Oximeters.................                15%                        26%
              CorRestore Systems.................                11%                         3%
                                                          -----------------         -----------------
                  Total..........................               100%                       100%
                                                          =================         =================


         One international distributor accounted for approximately 11% of net revenues for the six months ended May 31, 2003, and approximately 12% of net revenues for the six months ended May 31, 2002.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2003

         Gross margin as a percentage of net revenues was approximately 76% for the six months ended May 31, 2003 and approximately 68% for the six months ended May 31, 2002. The increase in gross margin as a percentage of net revenues is primarily attributable to:

              - the increase in the average selling price of SomaSensors described above,

              - sales of our latest model SomaSensor, which is less costly to manufacture than the prior model SomaSensor sold in the first two quarters quarter of fiscal 2002,

              - a change in the sales mix to increased sales of SomaSensors and CorRestore Systems, which have higher gross margins than Cerebral Oximeters, and

              - a change in the sales mix to increased sales in the United States, which have higher gross margins than international sales.

         Our research, development and engineering expenses decreased approximately $41,000, or 14%, from $283,442 for the six months ended May 31, 2002 to $242,779 for the six months ended May 31, 2003. The decrease is primarily attributable to approximately $45,000 in decreased costs associated with the development of the CorRestore System.

         Selling, general and administrative expenses increased approximately $538,000, or 20%, from $2,701,007 for the six months ended May 31, 2002 to $3,238,948 for the six months ended May 31, 2003. The increase in selling, general and administrative expense is primarily attributable to:

         - a $112,000 increase in salaries, wages, commissions and related expenses, primarily as a result of an increase in the number of employees, principally sales and marketing (from an average of 28 employees for the six months ended May 31, 2002 to an average of 29 employees for the six months ended May 31, 2003),
         - a $109,000 increase in accrued incentive compensation expense, primarily due to our executive officers participating in the 2003 Incentive Compensation Plan after not participating in fiscal 2002,
         - a $107,000 increase in selling-related, promotional, and trade show expenses as a result of our increased sales and marketing activities,
         - a $105,000 increase in customer education expenses for the CorRestore System,
         - a $73,000 increase in commissions paid to our independent sales representatives as a result of increased sales, and
         - a $36,000 increase in royalty expense as a result of increased sales of the CorRestore System.

These increases were partially offset by a $31,000 decrease in insurance expenses, primarily as a result of a policy premium refund for our 2002 products liability insurance coverage.

         For the six-month period ended May 31, 2003, we realized a 56% decrease in our net loss over the same period in fiscal 2002. The decrease is primarily attributable to:

         -    a 28% increase in net revenues, and
         -    an 8% increase in gross margin percentage.

The reduction in our net loss was achieved despite a 17% increase in operating expenses.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2003

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the six-month period ended May 31, 2003 was approximately $302,000. Cash was used primarily to:

         - fund our net loss, primarily selling, general and administrative expenses and research, development and engineering expenses, totaling approximately $206,000, before depreciation and amortization expense,
         - increase inventories by approximately $131,000, primarily as a result of the acquisition of components associated with our next generation Cerebral Oximeter,
         - increase prepaid expenses by approximately $31,000, primarily due to the renewal of our products liability insurance coverage in December 2002,
         - increase accounts receivable by approximately $26,000, primarily because of higher second quarter 2003 sales than fourth quarter 2002 sales, partially offset by more timely collections in fiscal 2003, and
         - decrease accrued liabilities by approximately $11,000, primarily due to payments made in fiscal 2003 and reduced sales commissions, partially offset by increased accrued incentive compensation expense as a result of our executive officers participating in the 2003 Incentive Compensation Plan after not participating in fiscal 2002.

These uses of cash were partially offset by an increase in accounts payable of approximately $100,000, primarily due to increased purchases of inventories.

         We expect our working capital requirements to increase if sales increase.

         Capital expenditures in the first six months of fiscal 2003 were approximately $188,000. These expenditures were primarily for Cerebral Oximeter demonstration units and no-cap sales units.

         We have a Loan and Security Agreement with Crestmark Bank for a working capital line of credit for up to $750,000, collateralized by all of our assets. Under the agreement, Crestmark Bank may, but is not obligated to, lend us amounts we request from time to time, up to $750,000, if no default exists. The loans are limited by a borrowing base based on qualifying accounts receivable and lender reserves. The loan is payable on demand, and our collections of our receivables are directed to Crestmark Bank in payment of any outstanding balance of the loan. The principal amount outstanding bears interest, payable monthly, at the prime rate (4.00% as of June 30, 2003) plus 2% plus a 2.4% service fee. As of June 30, 2003, we had no outstanding principal loan balance and approximately $750,000 was available for borrowing, at Crestmark's discretion, under the facility. Effective April 24, 2003, we amended our Loan and Security Agreement with Crestmark Bank. Pursuant to the amendment, we paid a $5,000 renewal commitment fee to continue our lending relationship for the remainder of 2003. We must negotiate a new lending relationship if we would like to continue the lending relationship into 2004. Pursuant to the amendment, we also agreed to give the bank at least 30 days advance notice of any intended draw on our line of credit.

         As of May 31, 2003, we had working capital of $3,659,318, cash and cash equivalents of $1,895,510, total current liabilities of $752,705 and shareholder's equity of $5,226,655. We had an accumulated deficit of $53,986,131 through May 31, 2003.

         We believe that the cash and cash equivalents on hand at May 31, 2003, together with the estimated net borrowings available under the Crestmark Bank Loan and Security Agreement, will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2003


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

         In fiscal years 2000, 2001 and 2003, we recorded an intangible asset related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories. License acquisition costs included our estimate of the fair value of ten-year vested stock options to purchase common shares granted to one of our directors in connection with negotiating and assisting us in completing the transaction, and our estimate of the fair value of the vested portion of five-year warrants to purchase common shares issued in the transaction.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2003

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board. In addition, in December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," was issued by the Financial Accounting Standards Board, and amends Statement No. 123. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. During the first two quarters of fiscal 2003, we granted 39,000 stock options to our employees and directors.

         Had we recognized compensation expense for stock options granted to employees in the first six months of fiscal 2003, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss, on a pro forma basis, would have increased by approximately $289,000, or $.03 per common share. Had we recognized compensation expense for our stock options granted to employees in the first six months of fiscal 2002, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss, on a pro forma basis, would have increased by approximately $276,000, or $.04 per common share.

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

PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Shareholders was held on April 10, 2003. At the Annual Meeting, Daniel S. Follis and Robert R. Henry were elected as directors and the terms of office of Bruce J. Barrett, A. Brean Murray, Dr. James I. Ausman, and Joe B. Wolfe as directors continued after the meeting. H. Raymond Wallace retired from our Board as of the Annual Meeting date. 8,074,911 votes were cast for Mr. Follis' election and 168,383 votes were withheld from Mr. Follis' election, and 8,072,211 votes were cast for Mr. Henry's election and 171,083 votes were withheld from Mr. Henry's election. There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

         In addition, at the Annual Meeting of Shareholders, the shareholders approved an amendment to the Somanetics Corporation 1997 Stock Option Plan to increase the number of common shares reserved for issuance pursuant to the exercise of options granted under the 1997 Plan by 450,000 shares, from 2,110,000 to 2,560,000 shares. 7,318,371 votes were cast in favor of this proposal, 807,732 votes were cast against this proposal, and 117,191 votes abstained on this proposal. There were no broker non-votes in connection with the amendment to the 1997 Stock Option plan at the Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  10.1 Amendment to Crestmark Loan and Security Agreement, dated April 24, 2003.

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




Date: July 2, 2003                    By:/s/ William M. Iacona
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


Date:  July 2, 2003


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

Date:  July 2, 2003


                                        /s/ William M. Iacona
                                        -----------------------------------
                                        William M. Iacona, Vice
                                        President, Finance, Controller,
                                        and Treasurer

                                  EXHIBIT INDEX

Exhibit                          Description

10.1              Amendment to Crestmark Loan and Security Agreement, dated
                  April 24, 2003.

99.1              Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.