Form 10-Q
period 2003-08-31
SOMANETICS CORP
filed 2003-10-01
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended AUGUST 31, 2003

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from          to
                                                --------    -------

                         Commission file number 0-19095

                             SOMANETICS CORPORATION
             (Exact name of registrant as specified in its charter)

                           MICHIGAN                                               38-2394784
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

                            Yes        X                 No
                                ----------------            ----------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes                          No        X
                                ----------------            ----------------

       Number of common shares outstanding at October 1, 2003: 9,158,634

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS

                                                                              August 31,         November 30,
                                                                                 2003               2002
                                                                            -------------       -------------
                                                                             (Unaudited)          (Audited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..........................................     $   1,905,941       $   2,381,808
    Accounts receivable................................................         1,400,118           1,227,785
    Inventory..........................................................         1,172,421           1,004,305
    Prepaid expenses...................................................           104,398              96,308
                                                                            -------------       -------------
       Total current assets............................................         4,582,878           4,710,206
                                                                            -------------       -------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment............................................         2,005,029           1,861,679
    Furniture and fixtures.............................................           248,657             241,295
    Leasehold improvements.............................................           171,882             171,882
                                                                            -------------       -------------
       Total...........................................................         2,425,568           2,274,856
    Less accumulated depreciation and amortization.....................        (1,772,307)         (1,757,781)
                                                                            -------------       -------------
       Net property and equipment......................................           653,261             517,075
                                                                            -------------       -------------
OTHER ASSETS:
    Intangible assets, net.............................................           961,566             921,957
    Other..............................................................            15,000              15,000
                                                                            -------------       -------------
       Total other assets..............................................           976,566             936,957
                                                                            -------------       -------------
TOTAL ASSETS...........................................................     $   6,212,705       $   6,164,238
                                                                            =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................     $     553,099       $     470,880
    Accrued liabilities................................................           188,640             192,766
                                                                            -------------       -------------
       Total current liabilities.......................................           741,739             663,646
                                                                            -------------       -------------
COMMITMENTS AND CONTINGENCIES..........................................
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................                 -                   -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 9,152,034 shares at August 31, 2003,
       and 9,077,863 shares at November 30, 2002.......................            91,520              90,779
    Additional paid-in capital.........................................        59,290,123          59,071,122
    Accumulated deficit................................................       (53,910,677)        (53,661,309)
                                                                            -------------       -------------
       Total shareholders' equity......................................         5,470,966           5,500,592
                                                                            -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................     $   6,212,705       $   6,164,238
                                                                            =============       =============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Three Months                  Nine Months
                                                                                Ended August 31,             Ended August 31,
                                                                          --------------------------   ---------------------------
                                                                             2003           2002          2003            2002
                                                                          -----------   ------------   ------------   ------------
NET REVENUES..........................................................    $ 2,303,880   $ 1,432,826    $ 6,458,268    $ 4,684,252
COST OF SALES.........................................................        519,545       409,076      1,530,937      1,445,082
                                                                          -----------   -----------    -----------    -----------
GROSS MARGIN..........................................................      1,784,335     1,023,750      4,927,331      3,239,170
                                                                          -----------   -----------    -----------    -----------

OPERATING EXPENSES:
     Research, development and engineering............................         85,435       147,902        328,214        431,344
     Selling, general and administrative..............................      1,628,322     1,267,691      4,867,270      3,968,698
                                                                          -----------   -----------    -----------    -----------
          Total operating expenses....................................      1,713,757     1,415,593      5,195,484      4,400,042
                                                                          -----------   -----------    -----------    -----------

OPERATING INCOME (LOSS)...............................................         70,578      (391,843)      (268,153)    (1,160,872)
                                                                          -----------   -----------    -----------    -----------
OTHER INCOME (EXPENSE):
     Interest expense.................................................             --            --             --           (794)
     Interest income..................................................          4,876        14,801         18,785         40,863
                                                                          -----------   -----------    -----------    -----------
          Total other income..........................................          4,876        14,801         18,785         40,069
                                                                          -----------   -----------    -----------    -----------
NET INCOME (LOSS).....................................................    $    75,454   $  (377,042)   $  (249,368)   $(1,120,803)
                                                                          -----------   -----------    -----------    -----------

NET INCOME (LOSS) PER COMMON
   SHARE-BASIC AND DILUTED............................................    $      0.01   $     (0.04)   $     (0.03)   $     (0.13)
                                                                          -----------   -----------    -----------    -----------

WEIGHTED AVERAGE SHARES
   OUTSTANDING-BASIC..................................................      9,101,397     9,077,863      9,086,613      8,909,221
                                                                          ===========   ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING-DILUTED ...............................................      9,700,387     9,077,863      9,086,613      8,909,221
                                                                          ===========   ===========    ===========    ===========

                       See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Nine Month
                                                                                 Periods Ended
                                                                          --------------------------
                                                                           August 31,     August 31,
                                                                             2003            2002
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................................   $  (249,368)   $(1,120,803)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization ...................................       176,619        166,295
      Compensation expense for non-employee stock options .............         7,224          4,352
      Changes in assets and liabilities:
          Accounts receivable (increase) decrease .....................      (172,333)       533,829
          Inventory (increase) ........................................      (168,116)      (414,135)
          Prepaid expenses (increase) .................................        (8,090)       (42,286)
          Other assets decrease .......................................            --         12,078
          Accounts payable increase (decrease) ........................        82,219        (71,177)
          Accrued liabilities increase (decrease) .....................        (4,126)        28,686
                                                                          -----------    -----------
            Net cash (used in) operations .............................      (335,971)      (903,161)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment (net) .........................      (307,620)      (246,508)
                                                                          -----------    -----------
            Net cash (used in) investing activities ...................      (307,620)      (246,508)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares .............................       167,724      3,689,101
                                                                          -----------    -----------
            Net cash provided by financing activities .................       167,724      3,689,101
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .........................................................      (475,867)     2,539,432

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ...........................................................     2,381,808        167,873
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD ...........................................................   $ 1,905,941    $ 2,707,305
                                                                          ===========    ===========

Supplemental Disclosure of Non cash investing activities:
   Issuance of warrants in connection with
       license acquisition (Note 2) ...................................   $    44,793

                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2003

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

         The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the nine-month period ended August 31, 2003 do not necessarily indicate the results that you should expect for the year ending November 30, 2003. You should read the unaudited interim financial statements together with the financial statements and related footnotes for the year ended November 30, 2002 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                      August 31, 2003      November 30, 2002
                                      ---------------      -----------------
Finished goods...................     $       409,001      $         410,133
Work in process..................             282,285                154,816
Purchased components.............             481,135                439,356
                                      ---------------      -----------------
     Total.......................     $     1,172,421      $       1,004,305
                                      ===============      =================

         Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks is as follows:

                                      August 31, 2003      November 30, 2002
                                      ---------------      -----------------
Patents and trademarks...........             111,733                111,733
  Less accumulated amortization..             (79,260)               (74,076)
                                      ---------------      -----------------
     Total.......................     $        32,473      $          37,657
                                      ===============      =================

         Amortization expense for the three months ended August 31, 2003 and August 31, 2002 was approximately $1,700. Amortization expense for the nine months ended August 31, 2003 and August 31, 2002 was approximately $5,200. Amortization expense for each of the next five fiscal years is expected to be approximately $6,900 per year.

         License acquisition costs are related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore(TM) System, and related products and accessories. The total carrying amount of these license acquisition costs is as follows:

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2003

                                      August 31, 2003      November 30, 2002
                                      ---------------      -----------------
License acquisition costs........     $       929,093      $         884,300

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

         During the first three quarters of fiscal 2003, we granted 471,000 stock options to our employees and directors, and two of our employees exercised stock options to purchase 74,171 newly-issued common shares. During the first three quarters of fiscal 2002 we granted 509,500 stock options to our employees and directors, and one of our former employees exercised stock options to purchase 2,833 newly-issued common shares.

                                                 FOR THE NINE MONTHS ENDED AUGUST 31,
                                                        2003           2002
                                                    -----------      -----------
Net loss .....................................      $   249,368      $ 1,120,803
Pro-forma net loss, had fair value method been
applied ......................................      $   777,428      $ 1,579,668
Net loss per common share-basic and
diluted ......................................             (.03)            (.13)
Pro-forma net loss per common share-basic
and diluted, had fair value method been
applied ......................................             (.09)            (.18)
Stock-based employee compensation included
in actual net loss ...........................      $     7,224      $     4,352
Pro-forma stock-based employee compensation,
had fair value method been applied ...........      $   535,284      $   463,217

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2003

         Net Income (Loss) Per Common Share - basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding - diluted, for the three month period ended August 31, 2003, includes the potential dilution that could occur for common stock issuable under stock options or warrants. Common shares issuable under stock options and warrants have not been included in the computation of the net loss per common share - diluted for the nine months ended August 31, 2003, or for the three or nine month period ended August 31, 2002, because such inclusion would be antidilutive. As of August 31, 2003 and August 31, 2002, we had outstanding warrants and options to purchase common shares of 5,509,502 and 5,163,050, respectively.

         Accounting Pronouncements During the first quarter of fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The adoption of this interpretation statement had no impact on our financial statements.

3.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                August 31, 2003     November 30, 2002
                                                ---------------     -----------------
Incentive Compensation .................        $       108,909     $           8,000
Sales commissions ......................                 33,147                55,381
Clinical Research ......................                 20,000                21,450
Royalty ................................                 11,934                12,071
Professional fees ......................                  8,000                15,000
Warranty ...............................                  6,650                 6,400
Insurance ..............................                     --                34,464
Training ...............................                     --                40,000
                                                ---------------     -----------------
    Total ..............................        $       188,640     $         192,766
                                                ---------------     -----------------

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

                                 AUGUST 31, 2003

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

         In August 2003, one of our employees exercised stock options to purchase 71,671 newly-issued common shares. In addition, effective August 13, 2003, we granted 10-year options under the 1997 Stock Option Plan to purchase 432,000 common shares, to 16 of our key employees (including officers) at an exercise price of $3.89 per share (the closing sale price of the common shares as of the date of grant).

6.       SEGMENT INFORMATION

         We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 91% of our net revenues in the first three quarters of fiscal 2003 were derived from our INVOS Cerebral Oximeter product line, compared to 97% of our net revenues in the first three quarters of fiscal 2002.

7.       NOTES PAYABLE - BANK LINE OF CREDIT

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

                                 AUGUST 31, 2003

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

         Our actual results might differ materially from those projected in the forward-looking statements depending on various important factors. These important factors include our history of losses, our current dependence on the Cerebral Oximeter and SomaSensor, the challenges associated with developing new products, the uncertainty of acceptance of our products by the medical community, the lengthy sales cycle for our products, competition in our markets, our dependence on our distributors, and the other factors discussed under the caption "Risk Factors" and elsewhere in our Registration Statement on Form S-1 (file no. 333-74788) effective January 11, 2002 and elsewhere in this report, all of which constitute cautionary statements identifying important factors with respect to the forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from those in the forward-looking statements.

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

         During fiscal 2002 and the first three quarters of fiscal 2003, our primary activities consisted of sales and marketing of the Cerebral Oximeter, the related disposable SomaSensor, and the CorRestore System.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2003

THREE MONTHS ENDED AUGUST 31, 2003 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2002

         Our net revenues increased approximately $871,000, or 61%, from $1,432,826 in the three-month period ended August 31, 2002 to $2,303,880 in the three-month period ended August 31, 2003. The increase in net revenues is primarily attributable to:

         - an increase in United States sales of approximately $549,000, from approximately $1,259,000 in the third quarter of fiscal 2002 to approximately $1,808,000 in the third quarter of fiscal 2003. This increase is primarily due to an increase in sales of the disposable SomaSensor of approximately $498,000, or 46%, and an increase in CorRestore System revenues of approximately $68,000, or 132%,

         - a 14% increase in the average selling price of SomaSensors in the United States, primarily due to the increase in the suggested retail price of the SomaSensor effective December 1, 2002, the addition of new customers at the higher suggested retail prices, and increased sales of SomaSensors to larger U.S. hospitals at a premium price pursuant to our no-cap sales program, and

         - an increase in international sales of approximately $321,000, or 185%, from approximately $174,000 in the third quarter of fiscal 2002 to approximately $495,000 in the third quarter of fiscal 2003. This increase is primarily due to increased purchases by Tyco Healthcare.

         Approximately 21% of our net revenues in the third quarter of fiscal 2003 were export sales, compared to approximately 12% of our net revenues in the third quarter of fiscal 2002. Sales of our products as a percentage of net revenues were as follows:

                                               PERCENT OF NET REVENUE
                                               THIRD QUARTER OF FISCAL
PRODUCT                                       2003                2002
-------                                       ----                ----
SomaSensors.............................       73%                 82%
Cerebral Oximeters......................       22%                 14%
CorRestore Systems......................        5%                  4%
                                              ---                 ---
    Total...............................      100%                100%
                                              ===                 ===

                  One international distributor accounted for approximately 17% of net revenues for the three months ended August 31, 2003. The Company expects net revenues to be between $9,000,000 and $10,000,000 for fiscal 2003.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2003

         Gross margin as a percentage of net revenues was approximately 77% for the quarter ended August 31, 2003 and approximately 71% for the quarter ended August 31, 2002. The increase in gross margin as a percentage of net revenues is primarily attributable to:

         - the increase in the average selling price of SomaSensors described above,

         - sales of our latest model SomaSensor, which is less costly to manufacture than the prior model SomaSensor sold in the third quarter of fiscal 2002, and

         - sales of our latest model Cerebral Oximeter, which is less costly to manufacture than the prior model Cerebral Oximeter sold in the third quarter of fiscal 2002.

These increases in gross margin percentage were partially offset by increased international sales, which have lower gross margins than sales in the United States.

         Our research, development and engineering expenses decreased approximately $62,000, or 42%, from $147,902 for the three months ended August 31, 2002 to $85,435 for the three months ended August 31, 2003. The decrease is primarily attributable to approximately $39,000 in decreased costs associated with our next generation Cerebral Oximeter launched in 2003, and $28,000 in decreased development costs associated with the CorRestore System.

         Selling, general and administrative expenses increased approximately $361,000, or 28%, from $1,267,691 for the three months ended August 31, 2002 to $1,628,322 for the three months ended August 31, 2003. The increase in selling, general and administrative expense is primarily attributable to:

         - a $152,000 increase in commissions paid to our independent sales representatives as a result of increased sales,

         - an $89,000 increase in salaries, wages, employee sales commissions and related expenses, primarily as a result of an increase in the number of employees, principally sales and marketing (from an average of 28 employees for the third quarter of fiscal 2002 to an average of 29 employees for the third quarter of fiscal 2003), increased salaries and increased employee insurance costs,

         - a $57,000 increase in trade show, promotional, and selling-related expenses as a result of our increased sales and marketing activities, and

         - a $43,000 increase in accrued incentive compensation expense, primarily due to our executive officers receiving awards under the 2003 Incentive Compensation Plan after forgoing awards under the 2002 Incentive Compensation Plan.

         For the three-month period ended August 31, 2003, we realized net income of $.01 per share, compared to a loss per share of $.04 in the same period in fiscal 2002. This is primarily attributable to:

         -    a 61% increase in net revenues, and

         -    a 6% increase in gross margin percentage.

We achieved net income despite a 21% increase in operating expenses.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2003

NINE MONTHS ENDED AUGUST 31, 2003 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2002

         Our net revenues increased approximately $1,774,000, or 38%, from $4,684,252 in the nine-month period ended August 31, 2002 to $6,458,268 in the nine-month period ended August 31, 2003. The increase in net revenues is primarily attributable to:

         - an increase in United States sales of approximately $1,500,000, from approximately $3,772,000 in the first three quarters of fiscal 2002 to approximately $5,272,000 in the first three quarters of fiscal 2003. This increase is primarily due to an increase in sales of the disposable SomaSensor of approximately $1,204,000, or 39%, and an increase in CorRestore System revenues of approximately $426,000, or 289%. This increase was partially offset by a decrease in sales of the Cerebral Oximeter of approximately $129,000, or 25%, primarily as a result of a preference by larger U.S. hospitals to acquire Cerebral Oximeters using our no-cap sales program,

         - a 13% increase in the average selling price of SomaSensors in the United States, primarily due to the increase in the suggested retail price of the SomaSensor effective December 1, 2002, the addition of new customers at the higher suggested retail prices, and increased sales of SomaSensors to larger U.S. hospitals at a premium price pursuant to our no-cap sales program. This increase was partially offset by increased SomaSensor sales to international distributors, which have lower average selling prices, and

         - an increase in international sales of approximately $274,000, or 30%, from approximately $912,000 in the first three quarters of fiscal 2002 to approximately $1,186,000 in the first three quarters of fiscal 2003, primarily attributable to increased purchases by Tyco Healthcare.

         Approximately 18% of our net revenues in the first three quarters of fiscal 2003 were export sales, compared to approximately 19% of our net revenues in the first three quarters of fiscal 2002. Sales of our products as a percentage of net revenues were as follows:

                                          PERCENT OF NET REVENUE
                                      FIRST THREE QUARTERS OF FISCAL
PRODUCT                               2003                      2002
-------                               ----                      ----
SomaSensors........................    74%                       74%
Cerebral Oximeters.................    17%                       23%
CorRestore Systems.................     9%                        3%
                                      ---                       ---
    Total..........................   100%                      100%
                                      ===                       ===

         One international distributor accounted for approximately 13% of net revenues for the nine months ended August 31, 2003, and approximately 11% of net revenues for the nine months ended August 31, 2002.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2003

         Gross margin as a percentage of net revenues was approximately 76% for the nine months ended August 31, 2003 and approximately 69% for the nine months ended August 31, 2002. The increase in gross margin as a percentage of net revenues is primarily attributable to:

              - the increase in the average selling price of SomaSensors described above,

              - sales of our latest model SomaSensor, which is less costly to manufacture than the prior model SomaSensor sold in the first three quarters quarter of fiscal 2002, and

              - sales of our latest model Cerebral Oximeter, which is less costly to manufacture than the prior model Cerebral Oximeter sold in the first three quarters quarter of fiscal 2002.

         Our research, development and engineering expenses decreased approximately $103,000, or 24%, from $431,344 for the nine months ended August 31, 2002 to $328,214 for the nine months ended August 31, 2003. The decrease is primarily attributable to approximately $73,000 in decreased costs associated with the development of the CorRestore System, and $39,000 in decreased costs associated with our next generation Cerebral Oximeter launched in 2003.

         Selling, general and administrative expenses increased approximately $899,000, or 23%, from $3,968,698 for the nine months ended August 31, 2002 to $4,867,270 for the nine months ended August 31, 2003. The increase in selling, general and administrative expense is primarily attributable to:

         - a $224,000 increase in commissions paid to our independent sales representatives as a result of increased sales,

         - a $202,000 increase in salaries, wages, employee sales commissions and related expenses, primarily as a result of increased salaries, principally sales and marketing, and increased employee insurance costs,

         - a $165,000 increase in trade show, promotional, and selling-related expenses as a result of our increased sales and marketing activities,

         - a $152,000 increase in accrued incentive compensation expense, primarily due to our executive officers receiving awards under the 2003 Incentive Compensation Plan after forgoing awards under the 2002 Incentive Compensation Plan,

         - an $82,000 increase in customer education expenses for the CorRestore System,

         - a $43,000 increase in royalty expense as a result of increased sales of the CorRestore System, and

         - a $37,000 increase in professional service fees primarily as a result of increased investor relations and public relations expenses.

These increases were partially offset by a $30,000 decrease in corporate general insurance expenses, primarily as a result of a policy premium refund received in 2003 relating to our 2002 products liability insurance coverage.

         For the nine-month period ended August 31, 2003, we realized a 78% decrease in our net loss over the same period in fiscal 2002. The decrease is primarily attributable to:

         -    a 38% increase in net revenues, and

         -    a 7% increase in gross margin percentage.

The reduction in our net loss was achieved despite a 18% increase in operating expenses.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2003

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the nine-month period ended August 31, 2003 was approximately $336,000. Cash was used primarily to:

         - fund our net loss, primarily selling, general and administrative expenses and research, development and engineering expenses, totaling approximately $73,000, before depreciation and amortization expense,

         - increase accounts receivable by approximately $172,000, primarily because of higher third quarter 2003 sales than fourth quarter 2002 sales, and

         - increase inventories by approximately $168,000, primarily as a result of the acquisition of components associated with our SomaSensor and Cerebral Oximeter due to increased sales.

These uses of cash were partially offset by an increase in accounts payable of approximately $82,000, primarily due to increased purchases of inventories.

         We expect our working capital requirements to increase if sales increase.

         Capital expenditures in the first nine months of fiscal 2003 were approximately $308,000. These expenditures were primarily for Cerebral Oximeter demonstration units and no-cap sales units. We expect our capital expenditures for fiscal 2003 to be approximately $400,000.

         We have a Loan and Security Agreement with Crestmark Bank for a working capital line of credit for up to $750,000, collateralized by all of our assets. Under the agreement, Crestmark Bank may, but is not obligated to, lend us amounts we request from time to time, up to $750,000, if no default exists. The loans are limited by a borrowing base based on qualifying accounts receivable and lender reserves. The loan is payable on demand, and our collections of our receivables are directed to Crestmark Bank in payment of any outstanding balance of the loan. The principal amount outstanding bears interest, payable monthly, at the prime rate (4.00% as of September 30, 2003) plus 2% plus a 2.4% service fee. As of September 30, 2003, we had no outstanding principal loan balance and approximately $750,000 was available for borrowing, at Crestmark's discretion, under the facility. Effective April 24, 2003, we amended our Loan and Security Agreement with Crestmark Bank. Pursuant to the amendment, we paid a $5,000 renewal commitment fee to continue our lending relationship for the remainder of 2003. We must negotiate a new lending relationship if we would like to continue the lending relationship into 2004. Pursuant to the amendment, we also agreed to give the bank at least 30 days advance notice of any intended draw on our line of credit.

         As of August 31, 2003, we had working capital of $3,841,139, cash and cash equivalents of $1,905,941, total current liabilities of $741,739 and shareholder's equity of $5,470,966. We had an accumulated deficit of $53,910,677 through August 31, 2003.

         We believe that the cash and cash equivalents on hand at August 31, 2003, together with the estimated net borrowings available under the Crestmark Bank Loan and Security Agreement, will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2003

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2003

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board. In addition, in December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," was issued by the Financial Accounting Standards Board, and amends Statement No. 123. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. During the first three quarters of fiscal 2003, we granted 471,000 stock options to our employees and directors.

         Had we recognized compensation expense for stock options granted to employees in the first nine months of fiscal 2003, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss, on a pro forma basis, would have increased by approximately $528,000, or $.06 per common share. Had we recognized compensation expense for our stock options granted to employees in the first nine months of fiscal 2002, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss, on a pro forma basis, would have increased by approximately $459,000, or $.05 per common share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

         Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of August 31, 2003, and, based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of August 31, 2003. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended August 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

Item 5. Other Information

         Effective April 10, 2003, at our annual board meeting following our Annual Meeting of Shareholders, Mr. Robert R. Henry, Mr. Daniel S. Follis and Dr. James I. Ausman were elected as members of the Audit Committee.

Item 6. Exhibits and Reports on Form 8-K

        (a)       Exhibits

                      31.1 Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                      31.2 Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                      32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)       Reports on Form 8-K

                  No reports on Form 8-K were filed by us during the quarter for which this report is filed. We furnished a Current Report on Form 8-K on June 20, 2003, reporting under Item 9 the information required by Item 12 - Results of Operations and Financial Condition in connection with our press release regarding second quarter 2003 results. No financial statements were filed, although we furnished the financial information included in the press release furnished with the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Somanetics Corporation
                                       ----------------------------------------
                                       (Registrant)

Date: October 1, 2003                  By: /s/ William M. Iacona
      ---------------                      ------------------------------------
                                       William M. Iacona
                                       Vice President, Finance, Controller, and
                                       Treasurer (Duly Authorized and Principal
                                       Financial Officer)

                  EXHIBIT INDEX

Exhibit                                 Description
-------                                 -----------

31.1 Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.