Form 10-K
period 2003-11-30
SOMANETICS CORP
filed 2004-01-30
CIK 704328

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended NOVEMBER 30, 2003 OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______ TO ________   Commission File No. 0-19095

                             SOMANETICS CORPORATION
             (Exact name of Registrant as specified in its charter)

                   MICHIGAN                             38-2394784
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)
                                                        48083-4208
       1653 EAST MAPLE ROAD, TROY, MICHIGAN             (Zip Code)
     (Address of principal executive offices)

       Registrant's telephone number, including area code: (248) 689-3050

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON SHARES, PAR VALUE $.01 PER SHARE
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
 requirements for the past 90 days.        Yes  [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).     Yes  [ ]         No [X ]

The aggregate market value of the common shares held by non-affiliates of the Registrant as of May 30, 2003 (the last business day of the Registrant's most recently completed second fiscal quarter), computed by reference to the closing sale price as reported by Nasdaq on such date, was approximately $25,991,000.

The number of the Registrant's common shares outstanding as of January 30, 2004 was 9,312,680

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders, scheduled to be held March 31, 2004, are incorporated by reference in Part III, if the Proxy Statement is filed no later than March 29, 2004.

================================================================================

                             SOMANETICS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                                      PART I
Item 1.     Business  ...................................................................................        2
Item 2.     Properties...................................................................................       23
Item 3.     Legal Proceedings............................................................................       23
Item 4.     Submission of Matters to a Vote of Security Holders..........................................       23
Supplemental Item.  Executive Officers of the Registrant.................................................       24
                                                     PART II
Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters........................       26
Item 6.     Selected Financial Data......................................................................       27
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........       28
Item 7A     Quantitative and Qualitative Disclosures About Market Risk...................................       38
Item 8.     Financial Statements and Supplementary Data..................................................       39
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........       57
Item 9A.    Controls and Procedures......................................................................       57
                                                     PART III
Item 10.    Directors and Executive Officers of Registrant...............................................       58
Item 11.    Executive Compensation.......................................................................       58
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related                          58
            Stockholder Matters..........................................................................
Item 13.    Certain Relationships and Related Transactions...............................................       58
Item 14.    Principal Accountant Fees and Services.......................................................       58
                                                     PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................       59

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

         We develop and market the CorRestore System, which includes a cardiac implant designed by CorRestore LLC, for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR. During SVR, the surgeon restores an enlarged, poorly-functioning left ventricle to more normal size and function by inserting an implant, in most instances, or closing the defect directly. We entered into a License Agreement as of June 2, 2000 giving us exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System, subject to the terms and conditions of the license agreement. In November 2001 we received clearance from the FDA to market the CorRestore patch in the United States. The first surgical procedure using the CorRestore System was performed in January 2002. We began shipping the CorRestore System in the United States in the first quarter of fiscal 2002. In April 2003, we met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to market the CorRestore System in the European Economic Community. In October 2003, we began shipping the CorRestore System in Europe. Our objective is to have the CorRestore System used in SVR surgeries in the United States and Europe. Our initial target market is SVR surgeries on patients with dilated ischemic cardiomyopathy due to a previous myocardial infarction involving the anterior wall of the ventricle. Ischemic cardiomyopathy is a damaged heart muscle caused by the obstruction of the inflow of blood from the arteries, resulting in an enlarged ventricle. Myocardial infarction is the death of an area of the middle muscle layer in the heart wall.

MARKET OVERVIEW

Industry Background

         The brain is the human organ least tolerant of oxygen deprivation. Without sufficient oxygen, brain damage may occur within a few minutes, which can result in paralysis, severe and complex disabilities, or death. Undetected brain hypoxia, which is the insufficiency of oxygen delivery, and ischemia, which is tissue oxygen starvation due to the obstruction of the inflow of arterial blood, are common causes of brain damage and death during and after many surgical procedures and in other critical care situations. A December 1996 article in The New England Journal of Medicine and a March 1998 article in The Lancet reported separately on the results of multi-center studies involving surgeries. The New England Journal of Medicine article concluded that adverse cerebral outcomes after coronary artery bypass graft surgery are relatively common and serious and are associated with substantial increases in death, length of hospitalization and use of intermediate- or long-term care facilities. Adverse cerebral outcomes occurred in 6.1% of the patients included in the study. The Lancet article reported that approximately 26% of patients over age 60 who had major abdominal or orthopedic surgery under general anesthesia experienced a neurological injury. Additional studies have estimated that a higher percentage of patients experience some neurological decline after heart surgery and that insufficient oxygen delivery to the brain is a frequent cause of this problem. The Lancet article reported that injured patients require more assistance with everyday actions, and The New England Journal of Medicine article concluded that new diagnostic and therapeutic strategies must be developed to lessen these injuries.

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

         A 1999 independent industry report estimates that there are approximately 60,000 operating rooms worldwide performing approximately 50 million surgeries involving general anesthesia every year. Industry sources estimate that, in the United States in 2003, there were approximately 4.6 million surgeries involving patients that, due to the type of surgery, age of the patient, or other factors, represent a higher risk for post-operative neurological complications. Such surgeries include open heart surgeries, carotid endarterectomies, which is the removal of blockage in the artery, major abdominal surgeries, orthopedic surgeries, and other major general surgeries involving elderly patients.

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

         Invest in Marketing and Sales Activities. We have established a distribution network consisting of our direct sales employees, independent sales representative firms and distributors. We invest in our marketing and sales efforts to increase the medical community's exposure to our INVOS technology and the Cerebral Oximeter, including continued participation in trade shows and medical conferences, and ongoing product evaluations. We are marketing our products through our existing sales force and independent sales representative firms and we leverage our sales resources through the use of our distributors, including Tyco Healthcare in Europe and Canada, and Edwards Lifesciences Ltd. in Japan.

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

         The portable unit includes menus that make it easy for users to set high and low audible alarms, customize the display and retrieve data. Single-function keys provide a convenient means to turn on the Cerebral Oximeter, silence alarms, mark important events and print results that can be stored for up to 24 hours and retrieved by a variety of standard, commercially-available printers. The Cerebral Oximeter measures approximately 9 inches wide, 8 inches high, and 8 inches deep and weighs approximately 14 pounds.

         Our suggested retail list prices in the United States are as follows: the Cerebral Oximeter $25,000, the pediatric SomaSensor $140.00, the adult SomaSensor $110.00, and the small adult SomaSensor, launched in 2003 and designed for use on patients with smaller foreheads or lower hairlines, $125.00. Users of the Cerebral Oximeter are required to purchase disposable SomaSensors on a regular basis. The SomaSensor may only be used once because after one use it may become contaminated and we do not warrant its effectiveness after one use. We provide a one-year warranty on the Cerebral Oximeter, which we will satisfy by repairing or exchanging those units in need of repair, and we offer service for the Cerebral Oximeter for a fee after the warranty expires.

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

Organ-Specific Information               - Provides information about oxygen imbalances
                                           in both sides of the brain

Relatively Inexpensive                   - Low cost relative to other brain monitors and medical devices

                                         - Small portion of the cost of the procedures in which it is used

                                         - New information can potentially improve patient outcome and reduce the cost of care

Easy to Use                              - Does not require a trained technician to operate or interpret

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

         We spent $412,953 during fiscal 2003 on research, development and engineering, $571,126 during fiscal 2002, and $777,974 during fiscal 2001.

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

         We believe that favorable peer review is a key element to a product's success in the medical equipment industry. Accordingly, we support clinical research programs with third-party clinicians and researchers intended to demonstrate the need for the Cerebral Oximeter and its clinical benefits with the specific objective of publishing the results in peer-reviewed journals. The research primarily consists of studies comparing patients managed based on information provided by cerebral oximetry with other patients, based on measures of patient outcome and hospital costs, including patient length of stay, length of time on the ventilator, cognitive dysfunction and incidence of stroke. During fiscal 2003, the results of the first prospective, randomized, blinded, intervention trial were presented, reporting a statistically significant reduction in average length of hospital stay for cardiac surgery patients who were monitored and managed with the INVOS Cerebral Oximeter. This trial is ongoing, and other fully randomized studies are being pursued that investigate the ability of clinicians to improve patient outcomes and reduce hospital costs by managing patients based on information provided by the Cerebral Oximeter. We attend trade shows and medical conferences to introduce and promote the Cerebral Oximeter and to meet medical professionals with an interest in performing research and reporting their results in peer-reviewed medical journals and at major international meetings.

Sales and Distribution

         We sell the Cerebral Oximeter through our direct sales force, independent sales representative firms and, in international markets, independent distributors. In the United States, we sell the Cerebral

Oximeter through our seven direct salespersons, two clinical specialists and 12 independent sales representative firms. Our sales compensation and incentive plans are designed to motivate our direct sales force by making half of their targeted compensation dependent on meeting targeted sales levels. We believe that the minimum selling cycle for new medical devices is approximately six to nine months.

         Internationally, we have distribution agreements with three independent distributors covering 56 countries for the Cerebral Oximeter. Our distributors for the Cerebral Oximeter include Tyco Healthcare, part of Tyco International Ltd., in Europe and Canada, and Edwards Lifesciences Ltd., formerly Baxter Limited, in Japan.

         During fiscal 1998, we began a no-cap sales program in the United States whereby we ship the Cerebral Oximeter to the customer at no charge, and the customer agrees to purchase at a premium a minimum monthly quantity of SomaSensors. It has been our experience that the larger hospitals in the United States prefer to use this method to acquire Cerebral Oximeters.

         We did not have any backlog of firm orders as of January 10, 2004 or as of January 10, 2003. We generally do not have a backlog of firm orders.

         For a description of sales to major customers, see Note 10 of Notes to Financial Statements included in Item 8 of this Report. Tyco Healthcare was our largest customer in fiscal 2003, 2002 and 2001. We are dependent on our sales to Tyco Healthcare, and the loss of them as a customer would have an adverse effect on our business, financial condition and results of operations.

         Our export sales were approximately $1,945,000 for the fiscal year ended November 30, 2003, $1,348,000 for the fiscal year ended November 30, 2002, and $1,595,000 for the fiscal year ended November 30, 2001. See Note 10 of Notes to Financial Statements. For a description of the breakdown of sales between Cerebral Oximeters, SomaSensors, and CorRestore Systems, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

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

         On June 11, 1998, we received ISO 9001 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to continue to market our Cerebral Oximeter and SomaSensor in the European Economic Community. Our most recent ISO 9001 compliance surveillance audit occurred in April 2003.

COMPETITION

         We do not believe there is currently any direct commercial competition for the Cerebral Oximeter. We believe, however, that the market for cerebral oximetry products is in the early stages of its development and, if it develops, might become highly competitive. Our initial United States patent, covering in vivo tissue examination technology, was allowed and issued in 1986 and expired in October 2003. We do not expect the expiration of this patent to have a material effect on our business. We are aware of patents issued to unaffiliated third parties and relating to cerebral oximetry that have expired. These expired patents make that technology generally available and potentially help the development of competing products. In addition, we are aware of foreign companies that have sold products relating to cerebral metabolism monitoring for research or evaluation.

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

PROPRIETARY RIGHTS INFORMATION

         We have fifteen United States patents and four patents in various foreign countries. In September 2003, we were issued a new patent by the U.S. Patent and Trademark Office, titled "Multi-Channel, Noninvasive, Tissue Oximeter," covering the application of non-invasive, near-infrared spectroscopy to measure continuously and substantially concurrently a blood metabolite (oxygen saturation) in at least two separate internal regions of the brain. This patent will expire in October 2019. The corresponding Australian patent for "Multi-Channel, Noninvasive, Tissue Oximeter" issued in December 2003, and also expires in October 2019. Our other patents basically cover methods and apparatus for introducing light into a body part and receiving, measuring and analyzing the resulting light and its interaction with tissue. These methods also involve receiving, measuring and analyzing the light transmissivity of various body parts of a single subject, as well as of body parts of different subjects, which provides a standard against which a single subject can be compared. Although we believe that one or more of our issued patents cover some of the underlying technology used in the Cerebral Oximeter, only eleven of the issued patents expressly refer to examination of the brain or developments involving the Cerebral Oximeter.

         Our initial United States patent, covering the in vivo tissue examination technology developed in conjunction with the INVOS 2100 and its predecessor, the SOMA 100, was allowed and issued in 1986 and expired in October 2003. We do not expect the expiration of this patent to have a material effect on our business. The corresponding Canadian patent was issued in 1987 and expires in October 2004. The corresponding European Community patent was issued in 1990, with related patents issued in the ten Western European countries that were then member states, and the corresponding Japanese patent was issued in 1991. These European patents and this Japanese patent have now expired. We do not expect the expiration of these patents to have a material effect on our business. Our fifteen additional United States patents, and the corresponding four foreign patents, expire on various dates from February 2005 to October 2019. We currently do not have any patent applications pending in the United States, although we do have patent applications in various foreign countries with respect to aspects of our technology relating to the interaction of light with tissue.

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

         -        recall or seizure of products,

         -        total or partial suspension of production,

         - failure of the government to grant premarket clearance or premarket approval for devices,

         -        withdrawal of marketing clearances or approvals and

         -        criminal prosecution.

         A medical device may be marketed in the United States only if the FDA gives prior authorization, unless it is subject to a specific exemption. Devices classified by the FDA as posing less risk than class III devices are categorized as class I or II. These devices, and certain pre-amendment class III devices, are eligible to seek "510(k) clearance." 510(k) clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use and other factors, such as technological characteristics, to a class I or II device already legally on the market or to a "preamendment" class III device, which is one that has been in commercial distribution since before May 28, 1976, for which the FDA has not called for PMA applications, which are defined below. In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence than in the past, including requiring clinical trial data in many cases. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. We believe that it now usually takes from three to six months from the date of submission to obtain 510(k) clearance, but it can take substantially longer. We cannot assure you that any of our devices or device modifications will receive 510(k) clearance in a timely fashion, or at all. The Cerebral Oximeter has been categorized as a class II device. The CorRestore patch has been categorized as a class II device.

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

         In June 1992, we received 510(k) clearance from the FDA to market the Cerebral Oximeter in the United States for use on adults. We began commercial shipments of Cerebral Oximeters and SomaSensors in May 1993. In November 1993, we received notification that the FDA had rescinded our 510(k) clearance to market the Cerebral Oximeter. As a result, all commercial sales of our product were suspended. In February 1994, we resumed marketing our product in several foreign countries. In June 1996, we received 510(k) clearance from the FDA to market the Cerebral Oximeter, including the SomaSensor, in the United States. In October 1997, we obtained FDA clearance for new advances in our INVOS technology that are incorporated in our model 4100 Cerebral Oximeter. We made additional minor changes to the model 3100A Cerebral Oximeter which resulted in the model 4100. We also made additional minor changes to the SomaSensor. In September 2000, we received 510(k) clearance from the FDA to market the model 5100 Cerebral Oximeter in the United States. The model 5100 Cerebral Oximeter has the added capability of being able to monitor pediatric patients. We have made additional minor changes to the model 5100. We do not believe that these changes could significantly affect the safety or efficacy of the Cerebral Oximeter or the SomaSensor and, therefore, we believe that these changes do not require the submission of a new 510(k) notice. The FDA, however, could disagree with our determination not to submit a new 510(k) notice for the Cerebral Oximeter or SomaSensor and could require us to submit a new 510(k) notice for any changes made to the device. If the FDA requires us to submit a new 510(k) notice for our Cerebral Oximeter or SomaSensor or for any device modification, we might be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

         In November 2001 we received clearance from the FDA to market the CorRestore patch in the United States.

         Any devices we manufacture or distribute pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and some state agencies. Manufacturers of medical devices marketed in the United States must comply with detailed Quality System Regulation, or QSR, requirements, which include design, testing, control, documentation and other quality assurance procedures. Manufacturers must also comply with Medical Device Reporting requirements. These requirements require a manufacturer to report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in some circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits promoting approved medical devices for unapproved uses.

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

         Congress has enacted the Medical Device User Fee Modernization Act of 2002. Among other things, this law has provisions which permit the assessment of user fees for product approvals and clearances. Given the recent enactment of this law, the effect of the law as it relates to us and our products is still unknown, other than that we will have to pay the FDA to review our 510(k) submissions.

For fiscal 2003, our fees for 510(k) reviews were approximately $2,000, and for fiscal 2004 our fees for a 510(k) review will be approximately $3,000.

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

Business Strategy

         Our objective is to have the CorRestore System used in SVR surgeries in the United States and Europe. Key elements of our strategy are as follows:

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

         Invest in Marketing and Sales Activities. We sell the CorRestore System through our direct sales force and independent sales representative firms in the United States. We are dependent on international distributors for international sales of the CorRestore System. We have distribution agreements with two independent distributors covering two countries for the CorRestore System. We invest in marketing and sales efforts to increase the medical community's exposure to SVR and the CorRestore System, including participation in trade shows and conducting training seminars. We have realized some synergies with our Cerebral Oximeter selling efforts because our sales personnel call on some of the same customers to sell both products. In addition, our SVR training programs have enabled us to establish relationships that benefit both the CorRestore System and the Cerebral Oximeter.

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

         As a result of these problems, the inventors developed a non-circular bovine pericardium, or cow heart-sac, tissue patch with an integrated pericardial suture ring. It was developed to make SVR easier for the surgeon and to provide a better seal on the edges of the patch to minimize leaking. The inventors and their company, CorRestore LLC, filed for a patent with respect to their patch, which was issued in the United States in February 2000 and expires in May 2018. The claims allowed relate primarily to the product design of a soft suture ring integrated with a patch. Subsequently, two other United States patents have been issued to the inventors, also with the claims allowed relating primarily to the product design of a soft suture ring integrated with a patch, and they also expire in May 2018. In addition, other United States and foreign patent applications are pending. We have also obtained United States Trademark registration for the trademark "CorRestore."

         We offer the CorRestore System, which contains the patch and the accessories for aiding the implantation of the patch, to hospitals performing SVR. The retail price of the CorRestore System is approximately $4,000. See "Competition." Prices to distributors are significantly discounted from the retail price. Because of the requirements for sterility and pursuant to our license agreement, the patches and accessories are being manufactured for us by PM Devices, Inc. We are dependent on PM Devices, Inc. to manufacture our entire requirements for the patches and the accessories. We entered into a Contract Development and Manufacturing Agreement with PM Devices, Inc. in September 2000. Although we are currently dependent on PM Devices, Inc. as a manufacturer, we believe that several potential suppliers are available. However, we are uncertain as to the length of time it would take to change suppliers.

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

Sales and Distribution

         We sell the CorRestore System through our seven direct salespersons, two clinical specialists and eight independent sales representative firms in the United States. Internationally, we met the requirements under the European Medical Device Directive to use the CE Mark in April 2003. We sell the CorRestore System through independent distributors in international markets. We have distribution agreements with two independent distributors covering two countries for the CorRestore System.

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

         In exchange for the licenses and consulting services, we agreed to the following compensation for CorRestore LLC and its agent, Joe B. Wolfe:

         - A royalty of 10% of our net sales of products subject to the licenses, for the term of the patent relating to the CorRestore System, or for 10 years from the date of the first commercial sale if the patent is determined to be invalid.

         - Five-year warrants to purchase up to 400,000 common shares at $3.00 a share. The warrants became exercisable to purchase 300,000 shares immediately, became exercisable to purchase an additional 50,000 shares when we received clearance from the FDA to market the CorRestore patch in the United States, and became exercisable to purchase another 50,000 shares when we received CE certification for the CorRestore System. The warrants expire when the licenses terminate, except that the vested portion of the warrants remain exercisable for an additional 90 days or, if the licenses terminate because of specified breaches by us, for the remaining term of the warrants.

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

                  The warrants expire when the licenses terminate, except that the vested portion of the warrants remain exercisable for an additional 90 days or, if the licenses terminate because of specified breaches by us, for the remaining term of the warrants.

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

EMPLOYEES

         As of January 28, 2004, we employed 27 full-time individuals, including 11 in sales and marketing, four in research and development, five in general and administration and seven in manufacturing, quality and service. We also employed one part-time individual, in general and administration. In addition, we use two contract manufacturing employees, and we use two consultants. We believe that our future success is dependent, in large part, on our ability to attract and retain highly qualified managerial, marketing and technical personnel. We expect to add additional sales and marketing employees in fiscal 2004. Our employees are not represented by a union or subject to a collective bargaining agreement. We believe that our relations with our current employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         We are located in Troy, Michigan and have no other locations. Our export sales were approximately $1,945,000 for the fiscal year ended November 30, 2003, $1,348,000 for the fiscal year ended November 30, 2002 and $1,595,000 for the fiscal year ended November 30, 2001, including approximately $1,166,000 in fiscal 2003, $820,000 in fiscal 2002 and $939,000 in fiscal 2001 to Tyco Healthcare, our distributor in Europe and Canada, and approximately $616,000 in fiscal 2003, $352,000 in fiscal 2002, and $369,000 in fiscal 2001 to Edwards Lifesciences Ltd., our distributor in Japan. See Note 10 of Notes to Financial Statements included in Item 8 of this Report.

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

ITEM 2. PROPERTIES

         We lease 23,392 square feet of office, manufacturing and warehouse space in Troy, Michigan. Approximately 12,000 square feet is office space for sales and marketing, engineering, accounting and other administrative activities. The lease agreement was extended in January 2003, with the extension commencing January 1, 2004 and expiring December 31, 2004. The minimum monthly lease payment was approximately $16,200 for fiscal 2001, $16,500 for fiscal 2002, $16,800 for fiscal 2003, and is approximately $16,800 for fiscal 2004 excluding other occupancy costs. We believe that, depending on sales of the Cerebral Oximeter and the CorRestore System, our current facility is more than suitable and adequate for our current needs, including our assembly of the Cerebral Oximeter, storing inventories of CorRestore System products and conducting our operations in compliance with prescribed FDA QSR guidelines, and will allow for substantial expansion of our business and number of employees.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2003.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

    Our current executive officers and the positions held by them are as follows:

                                   Executive
                                    Officer
       Name                          Since        Age                    Position
       ----                          ------       --                     --------
Bruce J. Barrett                      6/94         44    President and Chief Executive Officer
William M. Iacona                    12/00         33    Vice President, Finance, Controller, and Treasurer
Richard S. Scheuing                   1/98         48    Vice President, Research and Development
Dominic J. Spadafore                  8/02         44    Vice President, Sales and Marketing
Mary Ann Victor                       1/98         46    Vice President, Communications and Administration, and Secretary
Ronald A. Widman                      1/98         53    Vice President, Medical Affairs
Pamela A. Winters                     1/98         45    Vice President, Operations

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

          Mr. Richard S. Scheuing has served as our Vice President, Research and Development since January 1998. From March 1993 to January 1998, he served as our Director of Research and Development. He joined us in 1991 as our Director of Mechanical Engineering. He is an inventor on five of our issued patents. Before joining us, he was Director of Mechanical Engineering for Irwin Magnetic Systems, Inc. from 1987 until 1991 and was a Development Engineer with the Sarns division of Minnesota Mining and Manufacturing Company, or 3M, from 1982 to 1987. He received a B.S. degree in mechanical engineering from the University of Michigan.

         Mr. Dominic J. Spadafore has served as our Vice President, Sales and Marketing since August 2002. Mr. Spadafore previously served, from July 2000 until July 2002, as National Sales and Clinical Director of the Cardiac Assist Division of Datascope Corporation, a medical device company that manufactures and markets healthcare products including medical devices used in high-risk cardiac patients. In this position, Mr. Spadafore supervised approximately 50 sales and clinical personnel, and approximately $80 million in domestic revenues. From July 1997 until July 2000 he served as Western Area Manager of the Patient Monitoring Division of Datascope Corporation, and from January 1990 until July 1997 held field sales representative and regional manager positions with progressive responsibilities with Datascope Corporation. From May 1983 to January 1984 Mr. Spadafore was a sales representative with the Upjohn Company, a pharmaceutical manufacturer, and from January 1984 until January 1990 was a sales representative with White and White Incorporated, a medical supply distributor. He received a BA degree in pre-medicine from Oakland University. Mr. Spadafore is a party to an employment agreement with us that requires us to elect him to the office he currently holds.

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

                                                        HIGH         LOW
                                                        ----         ---
Fiscal Year Ended November 30, 2002
  First Quarter..................................    $   4.95    $   3.65
  Second Quarter.................................        4.10        2.38
  Third Quarter..................................        2.84        1.40
  Fourth Quarter.................................        2.10        1.43

Fiscal Year Ended November 30, 2003
  First Quarter..................................    $   2.15    $   1.55
  Second Quarter ................................        3.48        1.54
  Third Quarter .................................        5.75        3.08
  Fourth Quarter ................................        9.17        5.70

    As of January 28, 2004, we had 590 shareholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data as of November 30, 2003, 2002, 2001, 2000 and 1999, and for each of the years in the five-year period ended November 30, 2003 have been derived from our audited financial statements, some of which appear in Item 8 of this Report. In fiscal 2002 we began selling the CorRestore System in the United States, and in fiscal 2003 we began selling the CorRestore System in Europe. See Item 1. "Business - The CorRestore System."

    This selected financial data might not be a good indicator of our expected results for fiscal 2004. You should read the selected financial data together with the Financial Statements and Notes to Financial Statements included in Item 8 of this Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report.

                                                                                FISCAL YEAR ENDED NOVEMBER 30,
                                                           ----------------------------------------------------------------------
                                                            2003           2002            2001            2000            1999
                                                           -------         ----            ----            ----            ----
                                                                           (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues (1) ......................................    $ 9,361        $ 6,706         $ 5,656         $ 5,103         $ 4,001
Cost of sales .........................................      2,140          2,049           2,094           2,370           1,906
Gross margin ..........................................      7,221          4,657           3,561           2,733           2,095
Research, development and engineering expenses ........        413            571             778             514             598
Selling, general, and administrative expenses .........      6,759          5,344           5,133           5,722           6,436
Net income (loss) .....................................         73         (1,207)         (2,331)         (3,622)         (4,665)
Net income (loss) per common share - basic
      and diluted (2) .................................        .01           (.13)           (.31)           (.57)           (.77)
Weighted average number of common shares
     outstanding - basic (2) ..........................      9,114          8,951           7,606           6,310           6,036
Weighted average number of common shares
     outstanding - diluted (2) ........................      9,467          8,951           7,606           6,310           6,036

                                                                          AT NOVEMBER 30,
                                                  ----------------------------------------------------------------
                                                    2003          2002          2001          2000         1999
                                                    ----          ----          ----          ----         ----
                                                                           (in thousands)
BALANCE SHEET DATA:
Cash and marketable securities ..............     $  2,239      $  2,382      $    168      $    122      $  2,257
Working capital .............................        4,480         4,047         1,724         1,393         2,960
Total assets ................................        7,156         6,164         3,587         3,659         4,444
Total liabilities ...........................          991           664           575           776           762
Accumulated deficit .........................      (53,589)      (53,661)      (52,455)      (50,124)      (46,502)
Shareholders' equity (3) ....................        6,165         5,501         3,013         2,883         3,682

(1) Net revenues recorded in fiscal years 2001, 2000, and 1999 relate primarily to the sale of Cerebral Oximeters and SomaSensors for commercial use. Fiscal years 2003 and 2002 net revenues include sales of CorRestore Systems.

(2) See Note 4 of Notes to Financial Statements included in Item 8 of this Report for information with respect to the calculation of per share data.

(3) See Statements of Shareholders' Equity of the Financial Statements included in Item 8 of this Report for an analysis of common share transactions for the period from December 1, 2000 through November 30, 2003.

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

RESULTS OF OPERATIONS

Overview

         We develop, manufacture and market the INVOS Cerebral Oximeter, the only non-invasive patient monitoring system commercially available in the United States that continuously measures changes in the blood oxygen level in the brain. We also develop and market the CorRestore System for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR. In June 2000, we entered into a license agreement for the CorRestore System. In November 2001 we received clearance from the FDA to market the CorRestore patch in the United States, and in April 2003 we met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to market the product in the European Economic Community.

         During fiscal 2001, our primary activities consisted of sales and marketing of the Cerebral Oximeter and related disposable SomaSensor. During fiscal 2002 and 2003, our primary activities consisted of sales and marketing of the Cerebral Oximeter, the related disposable SomaSensor, and the CorRestore System.

         We derive our revenues from sales of Cerebral Oximeters, SomaSensors and CorRestore Systems to our distributors and to hospitals in the United States through our direct sales employees and independent sales representative firms. We offer to our customers in the United States a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase at a premium a minimum monthly quantity of SomaSensors. We recognize revenue when there is persuasive evidence of an arrangement with the customer, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The product is considered delivered to the customer once we have shipped it, as this is when title and risk of loss have transferred. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. Our primary expenses, excluding the cost of our products, are selling, general and administrative and research, development and engineering.

         As described in more detail below, we achieved our first year of profitability in fiscal 2003, with net income of $.01 per common share. Our net income was primarily a result of a 40% increase in net revenues, an 8% increase in gross margin percentage, and the control of our operating expenses. We have projected an increase in net revenues for fiscal 2004 of approximately 30% to 40%, and have projected net income per basic common share of approximately $.12 to $.15. We also expect our gross margin percentage to increase in fiscal 2004.

Fiscal Year Ended November 30, 2003 Compared to Fiscal Year Ended November 30, 2002

         Our net revenues increased approximately $2,655,000, or 40%, from $6,705,647 in the fiscal year ended November 30, 2002 to $9,360,893 in the fiscal year ended November 30, 2003. The increase in net revenues is primarily attributable to

         - an increase in United States sales of approximately $2,059,000, or 38%, from approximately $5,357,000 in fiscal 2002 to approximately $7,416,000 in fiscal 2003, primarily due to an increase in sales of the disposable SomaSensor of approximately $1,648,000, or 38%, and an increase in CorRestore System revenues of approximately $430,000, or 160%,

         - an increase in international sales of approximately $596,000, or 44%, from approximately $1,348,000 in fiscal 2002 to approximately $1,945,000 in fiscal 2003, primarily due to increased purchases of the Cerebral Oximeter and disposable SomaSensor by Tyco Healthcare in Europe and Edwards Lifesciences in Japan, and

         - a 16% increase in the average selling price of SomaSensors in the United States, primarily as a result of the increase in the suggested retail price of the SomaSensor effective December 1, 2002, the addition of new customers during 2003 at the higher suggested retail prices, and increased sales of SomaSensors to larger U.S. hospitals at a premium price pursuant to our no-cap sales program. This increase was partially offset by increased SomaSensor sales to international distributors, which have lower average selling prices.

         Sales of our products as a percentage of net revenues were as follows:

                                                    PERCENT OF NET REVENUE
                                                 FISCAL YEAR ENDED NOVEMBER 30,
PRODUCT                                                2003        2002
-------                                                ----        ----
SomaSensors .................................            71%        72%
Cerebral Oximeters ..........................            21%        24%
CorRestore Systems ..........................             8%         4%
                                                        ---        ---
    Total ...................................           100%       100%
                                                        ===        ===

Approximately 21% of our net revenues in fiscal 2003 were export sales, compared to approximately 20% of our net revenues in fiscal 2002. One international distributor accounted for approximately 12% of net revenues for each of the fiscal years ended November 30, 2003 and November 30, 2002.

         Effective September 1, 2003, we increased the suggested list price for the adult SomaSensor and the pediatric SomaSensor in the United States to $110.00 and $140.00, respectively. In addition, we launched our new small adult SomaSensor, designed for use on patients with smaller foreheads or lower hairlines, with a suggested list price of $125.00.

         Although these prices may not apply to existing customers or to any existing sales quotations issued before September 1, 2003, we expect that the average selling price of SomaSensors in the United States will increase by approximately 15% in fiscal 2004, primarily as a result of

                  - the addition of new customers at our suggested retail prices,

                  - the preference of larger U.S. hospitals to acquire the Cerebral Oximeter using our no-cap sales program and, thereby, pay a premium price for the disposable SomaSensor,

                  - increased sales of our pediatric SomaSensor, which has a higher retail price than our adult SomaSensor, and

                  -        increased sales of our new small adult SomaSensor.

         Gross margin as a percentage of net revenues was approximately 77% for the fiscal year ended November 30, 2003 and approximately 69% for the fiscal year ended November 30, 2002. The increase in gross margin as a percentage of net revenues is primarily attributable to

                  - the increase in the average selling price of SomaSensors in the United States described above,

                  - increased sales of our latest model SomaSensor, which is less costly to manufacture than the prior model SomaSensor sold in fiscal 2002,

                  - sales of our latest model Cerebral Oximeter, which was launched in 2003, and is less costly to manufacture than the model sold in fiscal 2002, and

                  -        increased sales of the CorRestore system in fiscal
                           2003.

We expect gross margins to increase in fiscal 2004 primarily as a result of increased average selling prices of the SomaSensor in the United States and expected reduced costs of manufacturing the SomaSensor.

         Our research, development and engineering expenses decreased approximately $158,000, or 28%, from $571,126 in fiscal 2002 to $412,953 in fiscal 2003. The decrease is primarily attributable to approximately $124,000 in decreased costs associated with the development of the CorRestore System and approximately $47,000 in decreased costs associated with the development of the Cerebral Oximeter.

         Selling, general and administrative expenses increased approximately $1,415,000, or 26%, from $5,343,513 for the fiscal year ended November 30, 2002 to $6,758,637 for the fiscal year ended November 30, 2003. The increase in selling, general and administrative expense is primarily attributable to

         - a $477,000 increase in commissions paid to our independent sales representative firms as a result of increased sales and additional independent representative firms,

         - a $305,000 increase in incentive compensation expense due to increased sales, net income, and our executive officers receiving awards under the 2003 Incentive Compensation Plan after forgoing awards under the 2002 Incentive Compensation Plan,

         - a $278,000 increase in salaries, wages, commissions and related expenses, primarily as a result of increased salaries, principally sales and marketing, and increased employee insurance costs,

         - a $216,000 increase in trade show, promotional, and selling-related expenses as a result of our increased sales and marketing activities, and

         - a $44,000 increase in royalty expense due to increased sales of the CorRestore System.

We expect our selling, general and administrative expenses to increase in fiscal 2004 as a result of marketing and selling the Cerebral Oximeter and the CorRestore System.

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

         Sales of our products as a percentage of net revenues were as follows:

                                                       PERCENT OF NET REVENUE
                                                   FISCAL YEAR ENDED NOVEMBER 30,
PRODUCT                                           2002                       2001
-------                                           ----                       ----
SomaSensors........................                72%                        60%
Cerebral Oximeters.................                24%                        40%
CorRestore Systems.................                 4%                         0%
                                                  ---                        ---
    Total..........................               100%                       100%
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

         Selling, general and administrative expenses increased approximately $210,000, or 4%, from $5,133,473 for the fiscal year ended November 30, 2001 to $5,343,513 for the fiscal year ended November 30, 2002. The increase in selling, general and administrative expense is primarily attributable to

         - a $248,000 increase in commissions paid to our independent sales representative firms,

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during fiscal 2003 was approximately $260,000. Cash was used primarily to

         - increase accounts receivable by approximately $791,000, primarily as a result of higher fourth quarter 2003 sales than fourth quarter 2002 sales, and

         - increase inventory by approximately $86,000, primarily due to the acquisition of components associated with our SomaSensor and Cerebral Oximeter due to anticipated sales, partially offset by a reduction in CorRestore inventory.

These uses of cash were partially offset by

         - our net income, approximately $308,000 before depreciation and amortization expense,

         - a $170,000 increase in accounts payable, primarily due to increased inventories and the increased sales commissions payable to our independent sales representative firms described above, and

         - a $157,000 increase in accrued liabilities, primarily as a result of the increased accrued incentive compensation described above and increased sales commissions to our direct sales employees as a result of higher sales, partially offset by a reduction in accrued training and clinical research expenses from 2002.

         We expect our working capital requirements to increase as sales increase.

         We capitalized approximately $371,000 of costs for Cerebral Oximeters being used as demonstration units and no-cap units during fiscal 2003, compared to approximately $239,000 in fiscal 2002. As of November 30, 2003, we have capitalized approximately $1,309,000 in costs for Cerebral Oximeters being used as demonstration and no-cap units, and these assets have a net book value of approximately $530,000. We depreciate these costs over five years.

Capital expenditures in fiscal 2003 were approximately $421,000. These expenditures were primarily

         - approximately $371,000 for Cerebral Oximeters being used as demonstration units and no-cap units, and

         - approximately $33,000 in tooling costs, primarily for the SomaSensor.

         Our principal sources of operating funds have been the proceeds of equity investments from sales of our common shares. See Statements of Shareholders' Equity of our Financial Statements included in Item 8 of this Report.

         On March 6, 2000, we entered into the Private Equity Line Agreement with Kingsbridge Capital Limited, a private institutional investor. We completed the sales of 714,484 common shares under the Private Equity Line Agreement, for gross proceeds of $2,000,000 through December 4, 2000. Our net proceeds, after deducting the commissions and the estimated expenses of the offerings, were approximately $1,793,000. On April 10, 2001, we mutually agreed with Kingsbridge to terminate the Private Equity Line Agreement, the related Registration Rights Agreement, and Kingsbridge's right to the discount on any unsold shares, in exchange for our payment of $200,000 to Kingsbridge.

         In connection with the Private Equity Line Agreement, we issued to Kingsbridge Capital warrants which entitled the holder to purchase 205,097 common shares, after adjustment for the April 2001 private placement and the January 2002 public offering, at a purchase price of $4.25 per share. The warrants are exercisable at any time until September 3, 2005. The warrants contain standard provisions that protect the holder against dilution by adjustment of the exercise price and the number of shares issuable pursuant to the warrants if various events occur. The exercise price of the warrants is payable either in cash or by a cashless exercise. In November 2003, Kingsbridge purchased 100,000 common shares under the warrants by a cashless exercise. As a result of this cashless exercise, we issued 53,603 common shares to

Kingsbridge, retaining 46,397 common shares in payment of the exercise price, and Kingsbridge's warrants now entitle it to purchase 105,097 more common shares.

         On February 13, 2001, we entered into a Loan and Security Agreement with Crestmark Bank for a working capital line of credit for up to $750,000, collateralized by all of our assets. We paid a $45,000 commitment fee for the loan. As of April 24, 2003, we amended our Loan and Security Agreement with Crestmark Bank. Pursuant to the amendment, we paid a $5,000 renewal commitment fee to continue our lending relationship for the remainder of 2003. Through November 30, 2003, we had borrowed an aggregate of $1,295,050 under the agreement and repaid $1,295,050 in principal amount through Crestmark's collection of our receivables and by using some of the proceeds from our April 9, 2001 and January 16, 2002 offerings. No amounts were borrowed under this facility in fiscal 2003. Effective December 31, 2003, our Loan and Security Agreement with Crestmark Bank expired. We do not intend to renew this lending agreement.

         On April 9, 2001, we completed the private placement of 1,325,000 newly-issued common shares at a price of $1.75 per share, for gross proceeds of $2,318,750. Our estimated net proceeds, after deducting the placement agent's commission and the expenses of the offering, were approximately $2,152,000. Brean Murray & Co., Inc. was our exclusive placement agent for the offering and received for its services (1) $104,363 as a placement agent fee, and (2) warrants to purchase 25,000 common shares at $2.10 per share exercisable during the four-year period beginning April 9, 2002, with the exercise price of the warrants payable either in cash or by a cashless exercise. In addition, the Brean Murray & Co., Inc. Profit Sharing Plan purchased 32,285 common shares in the offering, and Robert R. Henry, one of our directors, purchased 100,000 common shares in the offering. In October 2003, Brean Murray & Co., Inc. transferred the 25,000 warrants to persons who are or were employees of Brean Murray & Co., Inc., and in November 2003, those persons exercised the warrants to purchase all 25,000 common shares under the warrants by a cashless exercise. As a result of this cashless exercise, we issued 18,832 restricted common shares to those individuals, retaining 6,168 common shares in payment of the exercise price, and no more common shares remain subject to these warrants.

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

         During fiscal 2003, we issued 148,371 common shares as a result of stock option exercises by employees, directors and former employees, for proceeds of approximately $539,000.

         As of November 30, 2003, we had working capital of $4,480,492, cash and cash equivalents of $2,239,192, total current liabilities of $990,779 and shareholders' equity of $6,165,068. We had an accumulated deficit of $53,588,723 through November 30, 2003.

         We expect that our primary needs for liquidity in fiscal 2004 will be

         -        to fund our operations, including funding for

                  - marketing costs for the Cerebral Oximeter and the CorRestore System, and

                  - research and development efforts related to the advancement of the design and production processes of the Cerebral Oximeter and SomaSensor, and

         - for working capital, primarily accounts receivable, as our sales increase.

In addition, we have budgeted approximately $300,000 for capital expenditures during fiscal 2004, primarily for new demonstration and no-cap equipment.

         We believe that the cash and cash equivalents on hand at November 30, 2003 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

         The estimated length of time current cash and cash equivalents will sustain our operations is based on estimates and assumptions we have made. These estimates and assumptions are subject to change as a result of actual experience. Actual funding requirements necessary to market the Cerebral Oximeter, the disposable SomaSensor, and the CorRestore System, to undertake other product development activities, and for working capital might be substantially greater than current estimates.

         Our ability to use our accumulated net operating loss carryforwards to offset future income, if any, for income tax purposes, is limited due to the initial public offering of our securities in March 1991. See Note 6 of Notes to Financial Statements included in Item 8 of this Report.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement, which is effective for fiscal years ending after December 15, 2002, amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. However, we adopted the enhanced disclosure provisions as defined by Statement No. 148 beginning with our fiscal quarter ended February 28, 2003.

         During the first quarter of fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The adoption of this interpretation had no impact on our financial statements.

         During the fourth quarter of fiscal 2003, we adopted Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables." The adoption of EITF 00-21 had no impact on our financial statements.

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

         In fiscal years 2000, 2001, and 2003, we recorded an intangible asset related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories. License acquisition costs include our estimate of the fair value of ten-year vested stock options to purchase common shares granted to one of our then current directors in connection with negotiating and assisting us in completing the transaction, and our estimate of the fair value of the vested portion of five-year warrants to purchase common shares issued in the transaction.

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

         In addition, effective December 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The effect of adopting this Statement has been to discontinue amortizing our license acquisition costs related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories described above because we believe these licenses have an indefinite life. Therefore, we recorded no amortization expense related to these license acquisition costs in fiscal 2003 or 2002. For fiscal 2001, we incurred amortization expense of approximately $219,000 associated with these license acquisition costs. Our net loss for fiscal 2001, excluding the effect of amortizing our license acquisition costs, would have been reduced to approximately $2,112,000, or $(.28) per common share. It is possible to determine a different life for these licenses, and if they had a definite life we would amortize the intangible asset over the remaining useful life. However, we believe it is appropriate to use an indefinite life for these licenses.

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board. In addition, as described above, in December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued by the Financial Accounting Standards Board, and amends Statement No. 123. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. During fiscal 2003, we granted 471,000 stock options to our employees and directors, in fiscal 2002 we granted 509,500 stock options to our employees and directors, and in fiscal 2001 we granted 529,800 stock options to our employees and directors.

         Had we recognized compensation expense for our stock options granted to employees in fiscal 2003, based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, we would have recorded approximately $962,000 in compensation expense and incurred a pro forma net loss of approximately $889,000, or $.09 per fully diluted common share. Had we recognized compensation expense for stock options granted to employees in fiscal 2002 and 2001, our net loss, on a pro forma basis, would have

         - increased by approximately $760,000, or $.08 per common share, in fiscal 2002, and

         - increased by approximately $606,000, or $.08 per common share, in fiscal 2001.

CONTRACTUAL OBLIGATIONS

         The following information is provided as of November 30, 2003 with respect to our known contractual obligations specified in the following table, aggregated by type of contractual obligation:

                                                                                       Payments due by period
                                                            ----------------------------------------------------------------------
                                                                              Less                                        More
                                                                             than 1           1-3           3-5           than 5
           Contractual Obligations                             Total          year           years         years          years
           -----------------------                             -----          ----           -----         -----          -----
Long-term debt obligations ............................     $        0     $        0     $        0     $        0     $        0
----------------------------------------------------------------------------------------------------------------------------------
Capital lease obligations .............................     $        0     $        0     $        0     $        0     $        0
----------------------------------------------------------------------------------------------------------------------------------
Operating lease obligations ...........................     $  218,500     $  201,700     $   16,800     $        0     $        0
----------------------------------------------------------------------------------------------------------------------------------
Purchase obligations ..................................     $1,854,300     $1,854,300     $        0     $        0     $        0
----------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities ...........................     $        0     $        0     $        0     $        0     $        0
----------------------------------------------------------------------------------------------------------------------------------

Purchase obligations consist primarily of purchase orders executed for inventory components.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

Board of Directors and Shareholders of
Somanetics Corporation
Troy, Michigan

We have audited the accompanying balance sheets of Somanetics Corporation (the "Company") as of November 30, 2003 and 2002, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for intangible assets in fiscal 2002.

/s/ DELOITTE & TOUCHE LLP
-------------------------

Detroit, Michigan
January 12, 2004

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS

                                                                                             November 30,
                                                                                  ------------------------------
                                                                                       2003            2002
                                                                                       ----            ----
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents (Note 3) ......................................     $  2,239,192      $  2,381,808
    Accounts receivable .....................................................        2,018,615         1,227,785
    Inventory (Note 3) ......................................................        1,090,261         1,004,305
    Prepaid expenses ........................................................          123,203            96,308
                                                                                  ------------      ------------
        Total current assets ................................................        5,471,271         4,710,206
                                                                                  ------------      ------------
PROPERTY AND EQUIPMENT: (Note 3)
    Machinery and equipment .................................................        2,071,758         1,861,679
    Furniture and fixtures ..................................................          248,657           241,295
    Leasehold improvements ..................................................          171,882           171,882
                                                                                  ------------      ------------
        Total ...............................................................        2,492,297         2,274,856
    Less accumulated depreciation and amortization ..........................       (1,782,559)       (1,757,781)
                                                                                  ------------      ------------
        Net property and equipment ..........................................          709,738           517,075
                                                                                  ------------      ------------
OTHER ASSETS:
    Intangible assets, net (Note 3) .........................................          959,838           921,957
    Other ...................................................................           15,000            15,000
                                                                                  ------------      ------------
        Total other assets ..................................................          974,838           936,957
                                                                                  ------------      ------------
TOTAL ASSETS ................................................................     $  7,155,847      $  6,164,238
                                                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ........................................................     $    641,232      $    470,880
    Accrued liabilities (Notes 5 and 7) .....................................          349,547           192,766
                                                                                  ------------      ------------
        Total current liabilities ...........................................          990,779           663,646
                                                                                  ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY: (Note 4)
    Preferred shares; authorized, 1,000,000 shares of $.01 par
        value; no shares issued or outstanding ..............................               --                --
    Common shares; authorized, 20,000,000 shares of $.01 par
        value; issued and outstanding, 9,298,669 shares at November 30, 2003,
        and 9,077,863 shares at November 30, 2002 ...........................           92,987            90,779
    Additional paid-in capital ..............................................       59,660,804        59,071,122
    Accumulated deficit .....................................................      (53,588,723)      (53,661,309)
                                                                                  ------------      ------------
        Total shareholders' equity ..........................................        6,165,068         5,500,592
                                                                                  ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................................     $  7,155,847      $  6,164,238
                                                                                  ============      ============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                   For the Years Ended November 30,
                                                            --------------------------------------------
                                                               2003            2002              2001
                                                               ----            ----              ----
NET REVENUES (Notes 3 and 10) .........................     $ 9,360,893     $ 6,705,647      $ 5,655,532
COST OF SALES .........................................       2,139,827       2,048,758        2,094,472
                                                            -----------     -----------      -----------
    Gross margin ......................................       7,221,066       4,656,889        3,561,060
                                                            -----------     -----------      -----------

OPERATING EXPENSES:
    Research, development and engineering
        (Note 3) ......................................         412,953         571,126          777,974
    Selling, general and administrative
        (Note 9) ......................................       6,758,637       5,343,513        5,133,473
                                                            -----------     -----------      -----------
        Total operating expenses ......................       7,171,590       5,914,639        5,911,447
                                                            -----------     -----------      -----------

OPERATING INCOME (LOSS) ...............................          49,476      (1,257,750)      (2,350,387)
                                                            -----------     -----------      -----------

OTHER INCOME (EXPENSE):
    Interest income ...................................          23,110          51,892           22,177
    Interest expense and other ........................              --            (794)          (2,701)
                                                            -----------     -----------      -----------
        Total other income (expense) ..................          23,110          51,098           19,476
                                                            -----------     -----------      -----------
NET INCOME (LOSS) .....................................     $    72,586     $(1,206,652)     $(2,330,911)
                                                            ===========     ===========      ===========

NET INCOME (LOSS) PER COMMON
    SHARE -BASIC AND DILUTED (Note 3) .................     $       .01     $      (.13)     $      (.31)
                                                            ===========     ===========      ===========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING --
    BASIC (Note 3) ....................................       9,113,854       8,951,266        7,605,865
                                                            ===========     ===========      ===========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING --
    DILUTED (Note 3) ..................................       9,466,838       8,951,266        7,605,865
                                                            ===========     ===========      ===========

                        See notes to financial statements

                             SOMANETICS CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  ADDITIONAL                          TOTAL
                                                      SHARE        PAID-IN      ACCUMULATED        SHAREHOLDERS'    COMPREHENSIVE
                                                      VALUE        CAPITAL        DEFICIT             EQUITY         INCOME (LOSS)
                                                  ------------   ------------   ------------      --------------    --------------
Balance at December 1, 2000 ...................   $     66,371   $ 52,940,540   $(50,123,746)     $    2,883,165

For cash, less issuance costs of $13,000 ......          1,130        185,870                            187,000
For cash, less issuance costs of $166,488 .....         13,250      2,138,587                          2,151,837
Warrants issued to acquire license ............                       116,472                            116,472
Stock options issued to consultant ............                         4,984                              4,984
Net loss and comprehensive loss ...............                                   (2,330,911)         (2,330,911)    $ (2,330,911)
                                                  ------------   ------------   ------------      --------------     ============
Balance at November 30, 2001 ..................   $     80,751   $ 55,386,453   $(52,454,657)     $    3,012,547

For cash, less issuance costs of $570,418 .....         10,000      3,669,582                          3,679,582
For cash, exercise of stock options ...........             28          9,490                              9,518
Stock options issued to non-employees .........                         5,597                              5,597
Net loss and comprehensive loss ...............                                   (1,206,652)         (1,206,652)    $ (1,206,652)
                                                  ------------   ------------   ------------      --------------     ============
Balance at November 30, 2002 ..................   $     90,779   $ 59,071,122   $(53,661,309)     $    5,500,592

For cash, exercise of stock options ...........          1,484        537,142                            538,626
Warrants issued to acquire license ............                        44,793                             44,793
Stock options issued to non-employees .........                         8,471                              8,471
Cashless exercise of warrants .................            724           (724)                                --
Net income and comprehensive income ...........                                       72,586              72,586     $     72,586
                                                  ------------   ------------   ------------      --------------     ============
Balance at November 30, 2003 ..................   $     92,987   $ 59,660,804   $(53,588,723)     $    6,165,068
                                                  ============   ============   ============      ==============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                        For the Years Ended November 30,
                                                                                ----------------------------------------------
                                                                                   2003             2002              2001
                                                                                   ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ......................................................     $    72,586      $(1,206,652)     $(2,330,911)
   Adjustments to reconcile net income (loss) to net
          cash used in operations:
       Depreciation and amortization ......................................         235,537          225,898          497,640
       Compensation expense for non-employee stock options ................           8,471            5,597            4,984
       Changes in assets and liabilities:
          Accounts receivable (increase) decrease .........................        (790,830)          35,254           86,687
          Inventory (increase) ............................................         (85,956)        (210,548)        (179,827)
          Prepaid expenses (increase) decrease ............................         (26,895)         (22,053)           8,845
          Other assets (increase) decrease ................................              --           12,078          (12,078)
          Accounts payable increase (decrease) ............................         170,352          (11,257)         (26,510)
          Accrued liabilities increase (decrease) .........................         156,781          100,337         (174,755)
                                                                                -----------      -----------      -----------
       Net cash (used in) operating activities ............................        (259,954)      (1,071,346)      (2,125,925)
                                                                                -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment (net) ............................        (421,288)        (403,820)        (167,338)
                                                                                -----------      -----------      -----------
       Net cash (used in) investing activities ............................        (421,288)        (403,820)        (167,338)
                                                                                -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Shares ................................         538,626        3,689,101        2,338,837
                                                                                -----------      -----------      -----------
       Net cash provided by financing activities ..........................         538,626        3,689,101        2,338,837
                                                                                -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .......................................................        (142,616)       2,213,935           45,574

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD ....................................................       2,381,808          167,873          122,299
                                                                                -----------      -----------      -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD ..........................................................     $ 2,239,192      $ 2,381,808      $   167,873
                                                                                ===========      ===========      ===========

Supplemental Disclosure of Non cash investing activities:
   Issuance of warrants and stock options in connection
       with license acquisition (Note 3) ..................................     $    44,793               --      $   116,472

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

         We also develop and market the CorRestore(TM) System for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR. We entered into a License Agreement as of June 2, 2000 with the inventors and their company, CorRestore LLC. The license grants us exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories for SVR, subject to the terms and conditions of the license agreement (Note 3). In November 2001 we received clearance from the FDA to market the CorRestore patch in the United States. In April 2003, we met the requirements to use the CE Mark for the CorRestore patch, which allows us to market the CorRestore System in the European Economic Community.

2.       FINANCIAL STATEMENT PRESENTATION

         We have incurred an accumulated deficit of $53,588,723 through November 30, 2003. We had working capital of $4,480,492, cash and cash equivalents of $2,239,192, total current liabilities of $990,779 and shareholders' equity of $6,165,068, as of November 30, 2003.

         On June 6, 1996, we received clearance from the FDA to market our model 3100A Cerebral Oximeter in the United States, and on October 13, 1997, we received clearance from the FDA to market enhancements to our Cerebral Oximeter in the United States. On September 15, 2000, we received FDA clearance to market our model 5100 Cerebral Oximeter in the United States. The model 5100 has the added capability of being able to monitor pediatric patients. In November 2001, we received clearance from the FDA to market the CorRestore patch in the United States, and in April 2003, we met the requirements to use the CE Mark for the CorRestore patch, which allows us to market the CorRestore System in the European Economic Community. Our current financial condition and results of operations and the status of our product marketing efforts and sales have been affected by the process of obtaining such clearances.

         We have three international distributors for the Cerebral Oximeter, two international distributors for the CorRestore System, seven direct sales personnel, two clinical specialists, one international sales consultant, and 12 independent sales representative firms. During fiscal 2003, we devoted most of our marketing to continuing to introduce cerebral oximetry patient monitoring and the CorRestore System into the operating rooms of hospitals. There can be no assurance that we will be successful in marketing the Cerebral Oximeter, the related SomaSensor, and the CorRestore System.

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

         We believe that the cash and cash equivalents on hand at November 30, 2003 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

         The estimated length of time current cash and cash equivalents will sustain our operations is based on estimates and assumptions we have made. These estimates and assumptions are subject to change as a result of actual experience. Actual capital requirements necessary to market the Cerebral Oximeter, the disposable SomaSensor, and the CorRestore System, to undertake other product development activities, and for working capital might be substantially greater than current estimates.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash Equivalents consist of short-term, interest-bearing investments maturing within three months of our acquisition of them.

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                                                   NOVEMBER 30,
                                                            -------------------------
                                                               2003            2002
                                                               ----            ----
Finished goods ........................................     $  354,024     $  410,133
Work in process .......................................        173,193        154,816
Purchased components ..................................        563,044        439,356
                                                            ----------     ----------
       Total ..........................................     $1,090,261     $1,004,305
                                                            ==========     ==========

         Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. We offer to our United States customers a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase at a premium a minimum monthly quantity of SomaSensors. The Cerebral Oximeters that are shipped to our customers are classified as property and equipment and are depreciated over five years. As of November 30, 2003, we have capitalized approximately $1,309,000 in costs for Cerebral Oximeters being used as demonstration and no-cap units, and these assets had a net book value of approximately $530,000. As of November 30, 2002, we have capitalized approximately $948,000 in costs for Cerebral Oximeters being used as demonstration and no-cap units, and these assets had a net book value of approximately $296,000. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.

         Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks is as follows:

                                                                  NOVEMBER 30,
                                                            ------------------------
                                                              2003            2002
                                                              ----            ----
Patents and trademarks ................................     $ 111,733      $ 111,733
Less: accumulated amortization ........................       (80,988)       (74,076)
                                                            ---------      ---------
       Total ..........................................     $  30,745      $  37,657
                                                            =========      =========

                             SOMANETICS CORPORATION

         Amortization expense was $6,912 for the fiscal years ended November 30, 2003, November 30, 2002, and November 30, 2001. Amortization expense for each of the next four fiscal years is expected to be approximately $6,900 per year, and approximately $3,100 in fiscal 2008.

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

         In exchange for the licenses and consulting services, we agreed to the following compensation for CorRestore LLC and its agent, Joe B. Wolfe: (1) a royalty of 10% of our "net sales" of products subject to the licenses, (2) five-year warrants to purchase up to 400,000 common shares at $3.00 a share, exercisable to purchase 300,000 shares immediately and to purchase an additional 50,000 shares upon our receipt of clearance or approval from the FDA to market the CorRestore patch in the United States and another 50,000 shares upon our receipt of CE certification for the CorRestore System, (3) additional five-year warrants to purchase up to 2,100,000 common shares at $3.00 a share, granted when we received clearance from the FDA to market the CorRestore patch in the United States, exercisable based on our cumulative net sales of the CorRestore System products, and (4) a consulting fee of $25,000 a year to each of the inventors until we sell 1,000 CorRestore patches.

         License acquisition costs consist of professional service fees recorded at cost, our estimate of the fair value of the ten-year vested stock options to purchase 50,000 common shares at $3.00 a share granted to one of our then current directors in connection with negotiating and assisting us in completing the transaction, and our estimate of the fair value of the 400,000 common share vested portion of the five-year warrants to purchase common shares at $3.00 a share issued in the transaction.

         We estimated the value of the stock options to purchase 50,000 common shares using the Black-Scholes valuation model with the following assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 111.16%, risk-free interest rate of 7.5%, expected life of 4 years and dividend yield of 0%. We estimated the value of the warrants to purchase 300,000 common shares that vested immediately in this transaction using the Black-Scholes valuation model with the following assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 111.16%, risk-free interest rate of 7.5%, expected life of 5 years and dividend yield of 0%. We estimated the value of the warrants to purchase 50,000 common shares that vested upon receipt of FDA clearance in November 2001 using the Black-Scholes valuation model with the following assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 100.68%, risk-free interest rate of 4.0%, expected life of 42 months and dividend yield of 0%. We estimated the value of the warrants to purchase 50,000 common shares that vested upon receipt of CE Mark certification in April 2003 using the Black-Scholes valuation model with the following assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 64.70%, risk-free interest rate of 2.0%, expected life of 25 months and dividend yield of 0%.

                             SOMANETICS CORPORATION

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

                                                                     NOVEMBER 30,
                                                            ----------------------------
                                                               2003              2002
                                                               ----              ----
License acquisition costs .............................     $ 1,258,163      $ 1,213,370
Less: accumulated amortization ........................        (329,070)        (329,070)
                                                            -----------      -----------
       Total ..........................................     $   929,093      $   884,300
                                                            ===========      ===========

         Amortization expense was $219,378 for the fiscal year ended November 30, 2001. Net loss for fiscal 2001, excluding the effect of amortizing our license acquisition costs, would have been approximately $2,112,000, or $(.28) per common share.

         Indefinite lived intangible assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. The company evaluates impairment by comparing the fair value of the intangible asset, determined using a cash flow method, with its carrying value.

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

         Net Income (Loss) Per Common Share - basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding - diluted, for the year ended November 30, 2003, includes the potential dilution that could occur for common stock issuable under stock options or warrants. As of November 30, 2003, the difference between weighted average shares - diluted and weighted average shares
- basic is calculated as follows:

                             SOMANETICS CORPORATION

Weighted average shares - basic                             9,113,854
Add: effect of dilutive common
shares and warrants                                           352,984
                                                            ---------
Weighted average shares - diluted                           9,466,838

Common shares issuable under stock options and warrants have not been included in the computation of net loss per common share - diluted for the fiscal years ended November 30, 2002 or November 30, 2001, because such inclusion would be antidilutive. At November 30, 2003, there were approximately 99,000 stock options outstanding that were excluded from the computation of net income per common share - diluted, as the exercise price of these options exceeded the average price per share of our common stock, and there were approximately 1,633,000 warrants outstanding that were excluded from the computation, as the warrants are contingent on achieving specified future sales targets. As of November 30, 2003, we had outstanding 5,308,819 warrants and options to purchase common shares, as of November 30, 2002, we had outstanding 5,162,850 warrants and options to purchase common shares, and as of November 30, 2001, we had outstanding 4,774,228 warrants and options to purchase common shares.

         Accounting Pronouncements In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement, which is effective for fiscal years ending after December 15, 2002, amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. However, we adopted the enhanced disclosure provisions as defined by Statement No. 148 beginning with our fiscal quarter ended February 28, 2003.

         During the first quarter of fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The adoption of this interpretation had no impact on our financial statements.

         During the fourth quarter of fiscal 2003, we adopted Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables." The adoption of EITF 00-21 had no impact on our financial statements.

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

4.       STOCK OFFERINGS AND COMMON SHARES

         Kingsbridge Capital Limited has warrants to purchase 105,097 common shares exercisable at $4.25 per share until September 3, 2005 pursuant to the Private Equity Line Agreement described below. In addition, CorRestore, LLC and its agent, Joe B. Wolfe, received warrants to purchase 400,000 common shares exercisable at $3.00 per share until June 2, 2005 pursuant to the CorRestore license agreement, and received warrants to purchase an additional 2,100,000 common shares exercisable at $3.00 per share until November 21, 2006 pursuant to the CorRestore license agreement. Also, as described below, the

                             SOMANETICS CORPORATION
placement agent in the January 16, 2002 public offering received warrants to purchase 100,000 common shares exercisable at $5.10 per share until January 11, 2007.

         On March 6, 2000, we entered into the Private Equity Line Agreement with Kingsbridge Capital Limited, a private institutional investor. In consideration for Kingsbridge's commitment under the Private Equity Line Agreement, we issued warrants to Kingsbridge on March 6, 2000. The warrants entitled the holder to purchase 205,097 common shares, after adjustment for the April 2001 private placement and the January 2002 public offering, at a purchase price of $4.25 per share. The warrants are exercisable at any time until September 3, 2005. The warrants contain standard provisions that protect the holder against dilution by adjustment of the exercise price and the number of shares issuable pursuant to the warrants if various events occur. The exercise price of the warrants is payable either in cash or by a cashless exercise. In November 2003, Kingsbridge purchased 100,000 common shares under the warrants by a cashless exercise. As a result of this cashless exercise, we issued 53,603 common shares to Kingsbridge, retaining 46,397 common shares in payment of the exercise price, and Kingsbridge's warrants now entitle it to purchase 105,097 more common shares.

         Pursuant to the Private Equity Line Agreement, we completed the sales of 714,484 common shares, for gross proceeds of $2,000,000, through December 4, 2000. Our net proceeds, after deducting the commissions and the estimated expenses of the offerings, were approximately $1,793,000. On April 10, 2001, we mutually agreed with Kingsbridge to terminate the Private Equity Line Agreement, the related Registration Rights Agreement, and Kingsbridge's right to the discount on any unsold shares, in exchange for our payment of $200,000 to Kingsbridge.

         On April 9, 2001, we completed the private placement of 1,325,000 newly-issued common shares at a price of $1.75 per share, for gross proceeds of $2,318,750. Our net proceeds, after deducting the placement agent's commission and the expenses of the offering, were approximately $2,152,000. Brean Murray & Co., Inc. was our exclusive placement agent for the offering and received for its services (1) $104,363 as a placement agent fee, and (2) warrants to purchase 25,000 common shares at $2.10 per share exercisable during the four-year period beginning April 9, 2002. In addition, the Brean Murray & Co., Inc. Profit Sharing Plan purchased 32,285 common shares in the offering, and Robert R. Henry, one of our directors, purchased 100,000 common shares in the offering. In October 2003, Brean Murray & Co., Inc. transferred the 25,000 warrants to persons who are or were employees of Brean Murray & Co., Inc., and in November 2003, those persons exercised the warrants to purchase all 25,000 common shares under the warrants by a cashless exercise. As a result of this cashless exercise, we issued 18,832 restricted common shares to those individuals, retaining 6,168 common shares in payment of the exercise price, and no more common shares remain subject to these warrants.

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

         During fiscal 2003, we issued 148,371 common shares as a result of stock option exercises by employees, directors and former employees, for proceeds of approximately $539,000.

                          SOMANETICS CORPORATION

         Common shares reserved for future issuance upon exercise of stock options and warrants as discussed above at November 30, 2003, are as follows:

1991 Incentive Stock Option Plan..............................           55,656
1993 Director Stock Option Plan...............................              500
1997 Stock Option Plan........................................        2,428,796
Options Granted Independent of Option Plans...................          236,311
Kingsbridge Capital Limited Warrants..........................          105,097
Placement Agent Warrants......................................          100,000
License Acquisition Warrants..................................        2,500,000
                                                                      ---------
         Total reserved for future issuance...................        5,426,360
                                                                      =========

5.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                    NOVEMBER 30,
                                                       -------------------------------------
                                                            2003                   2002
                                                       --------------         --------------
Incentive..........................................    $   166,360            $     8,000
Sales Commissions..................................        123,356                 55,381
Insurance..........................................         29,836                 34,464
Royalty............................................         13,645                 12,071
Professional Fees..................................         10,500                 15,000
Warranty...........................................          5,850                  6,400
Training...........................................             --                 40,000
Clinical Research..................................             --                 21,450
                                                       -----------            -----------
     Total.........................................    $   349,547            $   192,766
                                                       ===========            ===========

6.       INCOME TAX

         Deferred income taxes reflect the estimated future tax effect of (1) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations and
(2) net operating loss and tax credit carryforwards. Our deferred tax assets primarily represent the tax benefit of net operating loss carryforwards and research and general business tax credit carryforwards. We had deferred tax assets of approximately $17,061,000 and $17,210,000 for the years ended November 30, 2003 and 2002, respectively, which were entirely offset by valuation allowances, due to the uncertainty of utilizing such assets against future earnings, prior to their expiration. The components of deferred income tax assets as of November 30, 2003 and 2002 were as follows:

                                                                      NOVEMBER 30,
                                                          ----------------------------------
                                                                2003               2002
                                                          ---------------     --------------
                                                                      (IN THOUSANDS)
Net operating loss carryforwards........................     $  16,549         $    16,638
Other...................................................            88                 115
Basis difference of fixed assets and intangibles                   (19)                 14
Research and general business tax credit carryforwards..           443                 443
                                                             ---------         -----------
      Subtotal..........................................        17,061              17,210
Valuation allowance.....................................       (17,061)            (17,210)
                                                             ---------         -----------
      Deferred tax asset................................     $      --         $        --
                                                             =========         ===========

                          SOMANETICS CORPORATION

         As of November 30, 2003, net operating loss carryforwards of approximately $48.5 million were available for Federal income tax purposes. Our ability to use the net operating loss carryforwards incurred on or before March 27, 1991 (the date we completed our initial public offering) is limited to approximately $296,000 per year. Research and business general tax credits of approximately $443,000 are also available to offset future taxes. These losses and credits expire, if unused, at various dates from 2003 through 2023.

         Use of our net operating loss carryforwards, tax credit carryforwards and certain future deductions could be restricted, in the event of future changes in our equity structure, by provisions contained in the Tax Reform Act of 1986.

7.       COMMITMENTS AND CONTINGENCIES

         We have a lease agreement for a 23,392 square foot, stand-alone office, assembly and warehouse facility. The current lease, as amended, expires December 31, 2004.

         Operating lease expense for the years ended November 30, 2003, 2002 and 2001 was approximately $216,000, $205,000, and $196,000, respectively.
Approximate future minimum lease commitments are as follows:

YEAR ENDED NOVEMBER 30,
-----------------------
 2004....................................   $    201,700
 2005....................................         16,800
                                            ------------
 Total...................................   $    218,500
                                            ============

         In December 1991, we amended and restated our profit sharing plan to include a 401(k) plan covering substantially all employees. Under provisions of the plan, participants may contribute, annually, between 1% and 15% of their compensation. At the discretion of our Board of Directors, we may contribute matching contributions or make other annual discretionary contributions to the plan, all of which, together with the participants' contributions, cannot exceed 15% of the total compensation we pay to eligible employees. We did not make any matching or discretionary contributions to the plan for the years ended November 30, 2003, 2002 or 2001.

         As of November 30, 2003, we had an employment agreement with Bruce J. Barrett, our President and Chief Executive Officer. Mr. Barrett's employment agreement, as amended, expires April 30, 2006 unless earlier terminated as provided in the agreement. Mr. Barrett is entitled to receive an annual base salary, plus potential discretionary bonuses. Mr. Barrett has agreed not to compete with us during specified periods.

         As of November 30, 2003, we had an employment agreement with Dominic J. Spadafore, our Vice President of Sales and Marketing. Mr. Spadafore's employment agreement terminates as provided in the agreement. Mr. Spadafore is entitled to receive an annual base salary, plus potential bonuses. Mr. Spadafore has agreed not to compete with us during specified periods.

         We may become subject to products liability claims by patients or physicians, and may become a defendant in products liability or malpractice litigation. We have obtained products liability insurance and an umbrella policy. We might not be able to maintain such insurance or such insurance might not be sufficient to protect us against products liability.

                          SOMANETICS CORPORATION

8.       STOCK OPTION PLANS

         In February 1991 and January 1997, we adopted stock option plans for our key employees, directors, consultants and advisors. The plans provide for our issuance of options to purchase a maximum of 115,000 common shares under the 1991 plan and 2,560,000 common shares under the 1997 plan. In addition, we granted options to employees independent of the plans. Options granted generally have a 10-year life, and vest over a three-year period. Awards and expirations under the 1991 plan, 1997 plan, and independent of the plans during the years ended November 30, 2003, 2002 and 2001 are listed below.

         At November 30, 2003, no additional options may be granted under the 1991 plan, and 117,541 common shares were available for options to be granted under the 1997 plan.

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

         In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees. Stock-based compensation of consultants and advisors is determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model with the assumptions described in the next paragraph. The resulting amount is recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. As a result, we recorded $8,471 of compensation expense, and an equal increase in additional paid in capital, for stock options issued to non-employees in fiscal 2003, $5,597 of compensation expense in fiscal 2002, and $4,984 of compensation expense in fiscal 2001.

         Had compensation expense for our stock options granted to employees been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, our results of operations on a pro forma basis would have been as follows:

                          SOMANETICS CORPORATION

                                                        FOR THE FISCAL YEAR ENDED NOVEMBER 30,
                                                        2003             2002             2001
                                                    -----------      -----------      ------------
Net income (loss) ............................      $    72,586      $(1,206,652)     $(2,330,911)
Pro-forma net loss, had fair value method
been applied .................................      $  (889,000)     $(1,967,000)     $(2,937,000)
Net income (loss) per common share -
diluted ......................................              .01             (.13)            (.31)
Pro-forma net loss per common share -
diluted, had fair value method been
applied ......................................             (.09)            (.22)            (.39)
Stock-based employee compensation
included in actual net loss ..................      $     8,471      $     5,597      $     4,984
Pro-forma stock-based employee compensation,
had fair value method been applied ...........      $   962,000      $   760,000      $   606,000

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2003, 2002 and 2001: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 64.32% for 2003 (89.45% for 2002 and 100.68% for 2001), risk-free interest rate of 4.0% for 2003 (4.0% for 2002 and 2001), expected lives of 7 years for fiscal 2003 (4 years for 2002 and 2001) and dividend yield of 0%.

         A summary of our stock option activity and related information for the years ended November 30, 2003, 2002 and 2001 is as follows:

                                       2003                         2002                           2001
                             --------------------------   ---------------------------   ---------------------------
                                             WEIGHTED                      WEIGHTED                      WEIGHTED
                                             AVERAGE                       AVERAGE                       AVERAGE
                                COMMON       EXERCISE       COMMON         EXERCISE       COMMON         EXERCISE
                                SHARES        PRICE         SHARES          PRICE         SHARES          PRICE
                              ---------     ----------    -----------     ----------    -----------     ---------
Options outstanding
  December 1,............     2,332,753     $    4.04       1,846,120     $    4.52       1,394,537     $   5.74
  Options granted........       471,000          3.75         509,500          2.82         529,800         2.00
  Options exercised......      (148,371)         3.63          (2,833)         3.36              --           --
  Options canceled.......       (51,660)        10.08         (20,034)        17.17         (78,217)        9.25
                              ---------     ---------       ---------     ---------       ---------     --------
Options outstanding
  November 30,...........     2,603,722          3.89       2,332,753          4.04       1,846,120         4.52
                              =========     =========       =========     =========       =========     ========
Options exercisable
  November 30,...........     1,784,482     $    4.27       1,606,767     $    4.80       1,267,849     $   5.63
                              =========     =========       =========     =========       =========     ========

         A summary of the price ranges of our stock options outstanding and exercisable as of November 30, 2003 is as follows:

                          SOMANETICS CORPORATION

                                        Options outstanding                        Options exercisable
                              ---------------------------------------         ----------------------------
                                               WEIGHTED       WEIGHTED                            WEIGHTED
                                               AVERAGE        AVERAGE                             AVERAGE
RANGE OF EXERCISE              OPTIONS         EXERCISE      REMAINING          OPTIONS           EXERCISE
PRICES                       OUTSTANDING        PRICE       LIFE (YEARS)      EXERCISABLE          PRICE
-----------------            -----------        -----       ---- -------      -----------          -----
$1.44 - $5.00............     2,077,091         $ 3.19          7.32           1,257,851          $ 3.12
$5.01 - $10.00...........       462,072           6.13          3.92             462,072            6.13
$10.01 - $26.30..........        64,559          13.31          1.08              64,559           13.31
                              ---------         ------          ----           ---------          ------

Total....................     2,603,722         $ 3.89          6.56           1,784,482          $ 4.27
                              =========         ======          ====           =========          ======

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

         In connection with our April 2001 private placement of common shares, Brean Murray & Co., Inc. was our exclusive placement agent and received for its services (1) $104,363 as a placement agent fee, and (2) warrants to purchase 25,000 common shares at $2.10 per share exercisable during the four-year period beginning April 9, 2002. At the time, A. Brean Murray, one of our then current directors, and his wife controlled Brean Murray & Co., Inc. In addition, the Brean Murray & Co., Inc. Profit Sharing Plan purchased 32,285 common shares in the offering, and Robert R. Henry, one of our directors, purchased 100,000 common shares in the offering. In October 2003, Brean Murray & Co., Inc. transferred the 25,000 warrants to persons who are or were employees of Brean Murray & Co., Inc., and in November 2003, those persons exercised the warrants to purchase all 25,000 common shares under the warrants by a cashless exercise. As a result of this cashless exercise, we issued 18,832 restricted common shares to those individuals, retaining 6,168 common shares in payment of the exercise price, and no common shares remain subject to these warrants.

         In connection with our CorRestore license, effective November 21, 2001, we granted Joe B. Wolfe five-year warrants to purchase 180,000 common shares, exercisable at $3.00 a share. Mr. Joe B. Wolfe is one of our directors.

         In connection with our January 2002 public offering of common shares, Brean Murray & Co., Inc. was our exclusive placement agent and received for its services (1) $340,000 as a placement agent fee, and (2) warrants to purchase 100,000 common shares at $5.10 per share exercisable during the four-year period beginning January 11, 2003.

10.      MAJOR CUSTOMERS AND FOREIGN SALES

         One international distributor (Europe) accounted for approximately 12% of net revenues for the fiscal year ended November 30, 2003, approximately 12% of net revenues for the fiscal year ended November 30, 2002, and approximately 17% for the fiscal year ended November 30, 2001.

                          SOMANETICS CORPORATION

         Additionally, foreign net revenues for the fiscal year ended November 30, 2003 were approximately $1,945,000, for the fiscal year ended November 30, 2002 were approximately $1,348,000, and for the fiscal year ended November 30, 2001 were approximately $1,595,000.

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

         The principal amount outstanding bears interest, payable monthly, at the prime rate (4.00% at November 30, 2003) plus 2% plus a 2.4% service fee, and we paid a $45,000 commitment fee for the loan. As of November 30, 2003, $750,000 was available for borrowing, at Crestmark's discretion, under the facility. We have agreed to use the proceeds of the loans solely as working capital. The line of credit requires us to maintain minimum tangible net worth of $500,000 and a ratio of total liabilities to tangible net worth not to exceed 3:1. The line of credit terminates upon Crestmark's demand.

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

         Effective December 31, 2003, our Loan and Security Agreement with Crestmark Bank expired. We do not intend to renew this lending agreement.

12.      SEGMENT INFORMATION

         We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 92% of our net revenues in fiscal 2003 were derived from our INVOS Cerebral Oximeter product line, compared to 96% of our net revenues in fiscal 2002 and 100% of our net revenues in fiscal 2001.

                        QUARTERLY INFORMATION (UNAUDITED)

         The following is a summary of our quarterly operating results for the fiscal years ended November 30, 2003 and 2002:

                                                                      QUARTER
                                   ----------------------------------------------------------------------------
                                      FIRST                SECOND                 THIRD                FOURTH
                                   ----------            ----------            ----------            ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED NOVEMBER 30, 2003

Net revenues...............        $1,950,946            $2,203,442            $2,303,880            $2,902,625
Gross margin...............         1,500,749             1,642,246             1,784,335             2,293,736
Net income (loss)..........          (195,450)             (129,373)               75,454               321,955
Net income (loss) per
    common share -
    basic..................        $    (0.02)           $    (0.01)           $     0.01            $     0.04
Net income (loss) per
    common share -
    diluted................        $    (0.02)           $    (0.01)           $     0.01            $     0.03

YEAR ENDED NOVEMBER 30, 2002

Net revenues...............        $1,591,820            $1,659,606            $1,432,826            $2,021,395
Gross margin...............         1,098,430             1,116,990             1,023,750             1,417,719
Net (loss).................          (354,508)             (389,253)             (377,042)              (85,849)
Net (loss) per
    common share - basic
    and diluted............        $    (0.04)           $    (0.04)           $    (0.04)           $    (0.01)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM  9A.         CONTROLS AND PROCEDURES

         Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of November 30, 2003, and, based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of November 30, 2003. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended November 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 regarding our executive officers is included in the Supplemental Item in Part I of this Report, and is incorporated in this Item 10 by reference. The information required by this Item 10 regarding our directors will be set forth under the caption "Election of Director" in our Proxy Statement in connection with the 2004 Annual Meeting of Shareholders scheduled to be held March 31, 2004, and is incorporated in this
Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement in connection with the 2004 Annual Meeting of Shareholders scheduled to be held March 31, 2004, and is incorporated in this
Item 10 by reference.

         The information required by this Item 10 concerning our Code of Business Conduct and Ethics will be set forth under the caption "Code of Business Conduct and Ethics" in our Proxy Statement in connection with the 2004 Annual Meeting of Shareholders scheduled to be held March 31, 2004, and is incorporated in this Item 10 by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this Item 11 concerning executive compensation will be set forth under the caption "Executive Compensation" in our Proxy Statement in connection with the 2004 Annual Meeting of Shareholders scheduled to be held March 31, 2004, and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item 12 concerning security ownership of certain beneficial owners and management will be set forth under the captions "Voting Securities and Principal Holders" and "Election of Director" in our Proxy Statement in connection with the 2004 Annual Meeting of Shareholders scheduled to be held March 31, 2004, and is incorporated in this Item 12 by reference. The equity compensation plan information required by this Item 12 will be set forth under the caption "Equity Compensation Plan Information" in our Proxy Statement in connection with the 2004 Annual Meeting of Shareholders scheduled to be held March 31, 2004, and is incorporated in this Item 12 by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 concerning certain relationships and related transactions, if any, will be set forth under the caption "Certain Transactions" or "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement in connection with the 2004 Annual Meeting of Shareholders scheduled to be held March 31, 2004, and is incorporated in this
Item 13 by reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this Item 14 concerning principal accountant fees and services will be set forth under the caption "Independent Accountants" in our Proxy Statement in connection with the 2004 Annual Meeting of Shareholders scheduled to be held March 31, 2004, and is incorporated in this
Item 14 by reference.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)      (1)      Financial Statements

         Our financial statements for the following years are included in response to Item 8 of this Report:

                  Independent Auditors' Report
                  Balance Sheets - November 30, 2003 and 2002
                  Statements of Operations - For Each of the Three Years in the Period Ended November 30, 2003
                  Statements of Shareholders' Equity - For Each of the Three
                      Years in the Period Ended November 30, 2003
                  Statements of Cash Flows - For Each of the Three Years in the
                      Period Ended November 30, 2003
                  Notes to Financial Statements

         (2)      Financial Statement Schedules

                  None.

         (3)      Exhibits

         The Exhibits to this Report are as set forth in the "Index to Exhibits" on pages 61 to 64 of this Report. Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the "Index to Exhibits" with an asterisk before the exhibit number.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by us during the fourth quarter of the fiscal year ended November 30, 2003. We furnished a Current Report on Form 8-K on September 16, 2003, reporting under Item 12 that on September 15, 2003, we announced our financial results for our third quarter of fiscal 2003 and certain other information. No financial statements were filed, although we furnished the financial information included in the press release furnished with the Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Somanetics Corporation
Date: January 30, 2004                      By: /s/ Bruce J. Barrett
                                                --------------------------------
                                            Bruce J. Barrett
                                            President & Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                               Title                            Date
    -------------                                         ------------                       --------
  /s/ Bruce J. Barrett                          President and Chief Executive Officer    January 30, 2004
----------------------                          and a Director (Principal Executive
Bruce J. Barrett                                Officer)

  /s/ William M. Iacona                         Vice President, Finance, Controller,     January 30, 2004
-----------------------                         and Treasurer (Principal Financial
 William M. Iacona                              Officer and Principal Accounting
                                                Officer)

  /s/ Daniel S. Follis                          Director                                 January 30, 2004
----------------------
 Daniel S. Follis

  /s/ James I. Ausman                           Director                                 January 30, 2004
---------------------
James I. Ausman, M.D., Ph.D.

  /s/ Robert R. Henry                           Director                                 January 30, 2004
---------------------
 Robert R. Henry

  /s/ Joe B. Wolfe                              Director                                 January 30, 2004
------------------
 Joe B. Wolfe

                                  EXHIBIT INDEX

EXHIBIT                                   DESCRIPTION
------                                   -------------
 3(i)                  Restated Articles of Incorporation of Somanetics Corporation,
                       incorporated by reference to Exhibit 3(i) to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended February
                       28, 1998.

 3(ii)                 Amended and Restated Bylaws of Somanetics Corporation.

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

 10.7                  Fifth Amendment, between Somanetics Corporation and First
                       Industrial Mortgage Partnership, L.P., dated January 22,
                       2003, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

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

*10.16                 Fourth Amendment to Somanetics Corporation 1997 Stock
                       Option Plan, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

                                  EXHIBIT INDEX

EXHIBIT                                   DESCRIPTION
------                                   -------------
*10.17                 Fifth Amendment to Somanetics Corporation 1997 Stock
                       Option Plan, incorporated by reference to Exhibit 10.1 to
                       the Company's Quarterly Report on Form 10-Q for the
                       quarter ended February 28, 2002.

*10.18                 Sixth Amendment to Somanetics Corporation 1997 Stock
                       Option Plan, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

*10.19 Somanetics Corporation 2003 Incentive Compensation Plan, dated as of October 24, 2002, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form
                       10-K for the fiscal year ended November 30, 2002.

*10.20 Somanetics Corporation 2004 Incentive Compensation Plan, dated as of December 12, 2003

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

*10.26                 Amendment to Employment Agreement, dated as of January
                       24, 2003, between Somanetics Corporation and Bruce J.
                       Barrett, incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

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

                                  EXHIBIT INDEX

EXHIBIT                                   DESCRIPTION
------                                   -------------
*10.33                 Form of Stock Option Agreement, dated December 22, 1995,
                       between Somanetics Corporation and various employees,
                       incorporated by reference to Exhibit 10.29 to the
                       Company's Annual Report on Form 10-K for the fiscal year
                       ended November 30, 1995.

*10.34 Form of Stock Option Agreement, dated December 22, 1995, between Somanetics Corporation and various officers, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

*10.35                 Form of new Stock Option agreement, dated December 22,
                       1995, between Somanetics Corporation and various employees, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

*10.36 Form of Stock Option Agreement, dated January 5, 1996, between Somanetics Corporation and two officers, incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

*10.37                 Form of Stock Option Agreement, dated as of April 24,
                       1997, between Somanetics Corporation and twenty-three employees, incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-1
                       (file no. 333-25275), filed with the Securities and Exchange Commission on May 30, 1997.

*10.38                 Amendment to Stock Option Agreement, dated as of February
                       1, 1995, between Somanetics Corporation and Gary D.
                       Lewis, amending July 21, 1994 Stock Option Agreement, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 5 to the Company's
                       Registration Statement on Form S-1 (file no. 33-38438) filed with the Securities and Exchange Commission on March 30, 1995.

*10.39 Stock Option Agreement, dated as of August 1, 2002, between Somanetics Corporation and Dominic J. Spadafore, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

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

 10.43                 Assignments, dated October 6, 1983, January 23, 1986,
                       February 11, 1986 and February 11, 1986, from Gary D.
                       Lewis to Somanetics Corporation in connection with the Company's INVOS technology, incorporated by reference to
                       Exhibit 10.17 to the Company's Registration Statement on
                       Form S-1 (file no. 33-38438), filed January 7, 1991.

 10.44                 Assignments, dated October 5, 1983, August 28, 1985,
                       February 11, 1986, February 12, 1986, and September 24,
                       1986, from Hugh F. Stoddart to Somanetics Corporation in connection with the Company's INVOS technology, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (file no.
                       33-38438), filed January 7, 1991.

 10.45                 Warrant, dated as of March 6, 2000, from Somanetics
                       Corporation to Kingsbridge Capital Limited, incorporated by reference to Exhibit 10.43 to the Company's
                       Registration Statement on Form S-1 (file no. 333-33262) filed on March 24, 2000 and effective March 31, 2000.

                                  EXHIBIT INDEX

EXHIBIT                                   DESCRIPTION
------                                   -------------
10.46                  Registration Rights Agreement, dated as of April 9, 2001,
                       among Somanetics Corporation and the selling
                       shareholders, incorporated by reference to Exhibit 4.3 to
                       the Somanetics Corporation Registration Statement on Form
                       S-3 (file no. 333-59376) filed April 23, 2001 and
                       effective May 3, 2001.

10.47                  Form of Warrant Agreement and Warrant, dated January 16,
                       2002, between Brean Murray & Co., Inc. and Somanetics
                       Corporation, incorporated by reference to Exhibit 1.3 to the Somanetics Corporation Registration Statement on Form
                       S-1 (file no. 333-74788) filed December 7, 2001 and effective January 11, 2002.

10.48                  License Agreement, dated as of June 2, 2000, among
                       Somanetics Corporation, CorRestore LLC, Constantine L.
                       Athanasuleas, M.D. and Gerald D. Buckberg, M.D., including forms of warrants from Somanetics Corporation to CorRestore LLC and Joe B. Wolfe, incorporated by reference to Exhibit 10.2 to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended May 31, 2000.

10.49                  Amendment No. 1 to License Agreement, dated as of August
                       1, 2002, among Somanetics Corporation, CorRestore LLC,
                       Constantine L. Athanasuleas, M.D., and Gerald D.
                       Buckberg, M.D., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

14.1                   Somanetics Corporation Code of Business Conduct and
                       Ethics, adopted December 12, 2003.

23.1                   Consent of Deloitte & Touche LLP.

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