Form 10-Q
period 2004-02-29
SOMANETICS CORP
filed 2004-03-30
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended FEBRUARY 29, 2004

                                       OR

( )  Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from__________to_________

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

                      Yes      (X)           No       ( )

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes      ( )          No        (X)

    Number of common shares outstanding at March 30, 2004: 9,357,777

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS

                                                                                  February 29,              November 30,
                                                                                     2004                       2003
                                                                                ---------------           ---------------
                                                                                 (Unaudited)                 (Audited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..........................................         $     2,527,087           $     2,239,192
    Accounts receivable................................................               1,640,627                 2,018,615
    Inventory..........................................................               1,010,341                 1,090,261
    Prepaid expenses...................................................                 172,742                   123,203
                                                                                ---------------           ---------------
       Total current assets............................................               5,350,797                 5,471,271
                                                                                ---------------           ---------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment............................................               2,192,197                 2,071,758
    Furniture and fixtures.............................................                 239,524                   248,657
    Leasehold improvements.............................................                 171,882                   171,882
                                                                                ---------------           ---------------
       Total...........................................................               2,603,603                 2,492,297
    Less accumulated depreciation and amortization.....................              (1,785,973)               (1,782,559)
                                                                                ---------------           ---------------
       Net property and equipment......................................                 817,630                   709,738
                                                                                ---------------           ---------------
OTHER ASSETS:
    Intangible assets, net.............................................                 958,110                   959,838
    Other..............................................................                  15,000                    15,000
                                                                                ---------------           ---------------
       Total other assets..............................................                 973,110                   974,838
                                                                                ---------------           ---------------
TOTAL ASSETS...........................................................         $     7,141,537           $     7,155,847
                                                                                ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................         $       377,105           $       641,232
    Accrued liabilities................................................                 238,791                   349,547
                                                                                ---------------           ---------------
       Total current liabilities.......................................                 615,896                   990,779
                                                                                ---------------           ---------------
COMMITMENTS AND CONTINGENCIES..........................................
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................                       -                         -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 9,313,680 shares at February 29, 2004,
       and 9,298,669 shares at November 30, 2003.......................                  93,137                    92,987
    Additional paid-in capital.........................................              59,728,482                59,660,804
    Accumulated deficit................................................             (53,295,978)              (53,588,723)
                                                                                ---------------           ---------------
       Total shareholders' equity......................................               6,525,641                 6,165,068
                                                                                ---------------           ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................         $     7,141,537           $     7,155,847
                                                                                ===============           ===============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the Three-Month
                                                                Periods Ended
                                                     -----------------------------------
                                                      February 29,          February 28,
                                                          2004                  2003
                                                     -------------         -------------
NET REVENUES ..................................      $   2,670,265         $   1,950,946
COST OF SALES..................................            520,393               450,197
                                                     -------------         -------------
GROSS MARGIN...................................          2,149,872             1,500,749
                                                     -------------         -------------

OPERATING EXPENSES:
      Research, development and engineering....             87,690               109,173
      Selling, general and administrative......          1,774,900             1,594,930
                                                     -------------         -------------
                Total operating expenses.......          1,862,590             1,704,103
                                                     -------------         -------------
OPERATING INCOME (LOSS)........................            287,282              (203,354)
                                                     -------------         -------------

OTHER INCOME:
      Interest income..........................              5,462                 7,904
                                                     -------------         -------------
          Total other income...................              5,462                 7,904
                                                     -------------         -------------
NET INCOME (LOSS)..............................      $     292,744         $    (195,450)
                                                     -------------         -------------

NET INCOME (LOSS) PER COMMON
  SHARE - BASIC AND DILUTED....................      $         .03         $        (.02)
                                                     -------------         -------------
WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC..........................          9,308,607             9,077,891
                                                     =============         =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED........................         11,296,295             9,077,891
                                                     =============         =============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the Three Month
                                                                                   Periods Ended
                                                                           ---------------------------
                                                                           February 29,   February 28,
                                                                               2004           2003
                                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................................   $    292,744   $   (195,450)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operations:
      Depreciation and amortization...........................                   60,740         60,641
      Compensation expense for non-employee stock options.....                        -          1,971
      Changes in assets and liabilities:
          Accounts receivable decrease........................                  377,988        154,102
          Inventory (increase) decrease.......................                   79,920        (85,793)
          Prepaid expenses (increase).........................                  (49,539)       (77,507)
          Accounts payable increase (decrease)................                 (264,127)         3,636
          Accrued liabilities increase (decrease).............                 (110,756)        81,178
                                                                           ------------   ------------
            Net cash provided by (used in) operations.........                  386,970        (57,222)
                                                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment (net).................                 (166,903)       (63,573)
                                                                           ------------   ------------
            Net cash (used in) investing activities...........                 (166,903)       (63,573)
                                                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares due to exercise
    of stock options..........................................                   67,828          3,600
                                                                           ------------   ------------
            Net cash provided by financing activities.........                   67,828          3,600
                                                                           ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.................................................                  287,895       (117,195)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD...................................................                2,239,192      2,381,808
                                                                           ------------   ------------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD...................................................             $  2,527,087   $  2,264,613
                                                                           ============   ============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 29, 2004

1.       FINANCIAL STATEMENT PRESENTATION

         We prepared our unaudited interim financial statements pursuant to the Securities and Exchange Commission's rules. Accordingly, they do not include all of the information and notes normally included in our annual financial statements prepared in accordance with generally accepted accounting principles. We believe, however, that the disclosures are adequate to make the information presented not misleading.

         The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the three-month period ended February 29, 2004 do not necessarily indicate the results that you should expect for the year ending November 30, 2004. You should read the unaudited interim financial statements together with the financial statements and related notes for the year ended November 30, 2003 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                      February 29, 2004          November 30, 2003
                                      -----------------          -----------------
Finished goods...................     $         437,241          $         354,024
Work in process..................               127,390                    173,193
Purchased components.............               445,710                    563,044
                                      -----------------          -----------------
     Total.......................     $       1,010,341          $       1,090,261
                                      =================          =================

         Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. We offer to our United States customers a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase SomaSensors. The Cerebral Oximeters that are shipped to our customers are classified as property and equipment and are depreciated over five years. During the first quarter of fiscal 2004, we capitalized approximately $136,000 in costs for Cerebral Oximeters being used as demonstration and no-cap units, and during the first quarter of fiscal 2003 we capitalized approximately $49,000 in costs for Cerebral Oximeters being used as demonstration and no-cap units. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.

         Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks is as follows:

                                         February 29, 2004    November 30, 2003
                                         -----------------    -----------------
Patents and trademarks...........               111,733              111,733
  Less accumulated amortization..               (82,716)             (80,988)
                                           ------------         ------------
     Total.......................          $     29,017         $     30,745
                                           ============         ============

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 29, 2004

         Amortization expense for the three months ended February 29, 2004 and February 28, 2003 was approximately $1,700. Amortization expense for each of the next four fiscal years is expected to be approximately $6,900 per year, and approximately $3,100 in fiscal 2008.

         License acquisition costs are related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore(TM) System, and related products and accessories. The total carrying amount of these license acquisition costs is as follows:

                                     February 29, 2004      November 30, 2003
                                     -----------------      -----------------
License acquisition costs........        $ 929,093              $ 929,093

         License acquisition costs are intangible assets with indefinite lives that are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

         Stock Options We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. However, we have also adopted the enhanced disclosure provisions as defined by Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." During the first quarter of fiscal 2004, we granted 20,000 stock options to our employees, and four of our employees and one of our former directors exercised stock options to purchase 15,011 newly-issued common shares. During the first quarter of fiscal 2003 we granted 11,500 stock options to our employees, and one of our employees exercised stock options to purchase 2,500 newly-issued common shares.

                                                      FOR THE QUARTER ENDED
                                                   FEBRUARY 29,   FEBRUARY 28,
                                                      2004             2003
                                                      ----             ----
Net income (loss)...........................       $    292,744   $   (195,450)
Add:  Stock-based employee compensation
  included in actual net loss...............       $          0   $      1,971
Deduct:  Total stock-based employee
  compensation expense, had fair value
  method been applied.......................       $   (178,209)  $   (144,840)
                                                   ------------   ------------
Pro-forma net income (loss).................       $    114,535   $   (338,319)
                                                   ============   ============
Net income (loss) per common share - basic
  and diluted...............................       $        .03   $       (.02)
Pro forma net income (loss) per common
  share - basic and diluted.................       $        .01   $       (.04)

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 29, 2004

         Net Income (Loss) Per Common Share - basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding - diluted, for the quarter ended February 29, 2004, includes the potential dilution that could occur for common stock issuable under stock options or warrants. As of February 29, 2004, the difference between weighted average shares - diluted and weighted average shares
- basic is calculated as follows:

Weighted average shares - basic            9,308,607
Add: effect of dilutive common
shares and warrants                        1,987,688
                                          ----------
Weighted average shares - diluted         11,296,295

Common shares issuable under stock options and warrants have not been included in the computation of net loss per common share - diluted for the fiscal quarter ended February 28, 2003, because such inclusion would be antidilutive. For the quarter ended February 29, 2004, there were approximately 87,000 stock options outstanding that were excluded from the computation of net income per common share - diluted, as the exercise price of these options exceeded the average price per share of our common stock, and there were approximately 1,633,000 warrants outstanding that were excluded from the computation, as the warrants are contingent on achieving specified future sales targets. As of February 29, 2004 and February 28, 2003, we had outstanding warrants and options to purchase common shares of 5,300,841 and 5,164,000, respectively.

3.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                            February 29, 2004   November 30, 2003
                                            -----------------   -----------------
Insurance...............................    $          75,829   $          29,836
Incentive compensation..................               72,000             166,360
Sales commissions.......................               63,362             123,356
Royalty.................................               20,650              13,645
Warranty................................                6,950               5,850
Professional fees.......................                    -              10,500
                                            -----------------   -----------------
   Total................................    $         238,791   $         349,547
                                            =================   =================

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

5.       COMMON STOCK

         Effective December 12, 2003, we granted 10-year options under the 1997 Stock Option Plan to purchase 10,000 common shares to one of our employees at an exercise price of $6.35 per share (the closing sale price of the common shares as of the date of grant). Effective January 28, 2004, we granted 10-year options under the 1997 Stock Option Plan to purchase 10,000 common shares to one of our employees at an exercise price of $9.25 per share (the closing sale price of the common shares as of the date of grant).

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 29, 2004

         During the first quarter of fiscal 2004, we issued 15,011 newly-issued common shares as a result of stock option exercises by employees and a former director, for proceeds of approximately $68,000.

6.       SEGMENT INFORMATION

         We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 92% of our net revenues in the first quarter of fiscal 2004 were derived from our INVOS Cerebral Oximeter product line, compared to 89% of our net revenues in the first quarter of fiscal 2003.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 29, 2004

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

         Our actual results might differ materially from those projected in the forward-looking statements depending on various important factors. These important factors include economic conditions in general and in the healthcare market, the demand for and market for our products in domestic and international markets, our history of losses, our current dependence on the Cerebral Oximeter and SomaSensor, the challenges associated with developing new products and obtaining regulatory approvals if necessary, research and development activities, the uncertainty of acceptance of our products by the medical community, the lengthy sales cycle for our products, third party reimbursement, competition in our markets, including the potential introduction of competitive products by others, our dependence on our distributors, physician training, enforceability and the costs of enforcement of our patents, potential infringements of our patents and the other factors discussed under the caption "Risk Factors" and elsewhere in our Registration Statement on Form S-1 (file no. 333-74788) effective January 11, 2002 and elsewhere in this report, all of which constitute cautionary statements identifying important factors with respect to the forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

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

         During fiscal 2003 and the first quarter of fiscal 2004, our primary activities consisted of sales and marketing of the Cerebral Oximeter, the related disposable SomaSensor, and the CorRestore System.

         We derive our revenues from sales of Cerebral Oximeters, SomaSensors and CorRestore Systems to our distributors and to hospitals in the United States through our direct sales employees and independent sales representative firms. We offer to our customers in the United States a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase SomaSensors. Payment terms are generally net 30 days for United States sales and net 60 days or longer for international sales. Our primary expenses, excluding the cost of our products, are selling, general and administrative and research, development and engineering.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 29, 2004

         As described in more detail below, our net income for the quarter ended February 29, 2004 was $292,744, or $0.03 per basic and diluted common share. Our net income was primarily a result of a 37% increase in net revenues, a 4% increase in gross margin percentage and control of our operating expenses, which increased approximately 9%. Our increase in net revenues was primarily attributable to increased unit sales and increased average selling prices for our disposable SomaSensor, our increase in gross margin percentage was also primarily attributable to the increase in average selling prices for our disposable SomaSensors, and our increase in operating expenses was primarily attributable to increased commissions paid to our independent sales representative firms and direct sales employees as a result of increased sales. We had $386,970 of cash provided by operations in the first quarter of fiscal 2004, and a net increase in cash and cash equivalents of $287,895, primarily as a result of our net income. We expect to hire additional direct sales personnel in the second quarter of 2004 and to incur expenses associated with the termination of some of our sales representative firms. We also expect our research and development expenses to increase in 2004. We project an increase in net revenues for fiscal 2004 of 30% to 40% and net income per basic common share of approximately $0.12 to $0.15. We also expect our gross margin percentage to increase in fiscal 2004, compared to fiscal 2003, and to realize a net increase in cash and cash equivalents.

THREE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2003

         Our net revenues increased approximately $719,000, or 37%, from $1,950,946 in the three-month period ended February 28, 2003 to $2,670,265 in the three-month period ended February 29, 2004. The increase in net revenues is primarily attributable to

           - an increase in United States sales of approximately $632,000, or 38%, from approximately $1,652,000 in the first quarter of fiscal 2003 to approximately $2,283,000 in the first quarter of fiscal 2004. This increase is primarily due to an increase in sales of the disposable SomaSensor of approximately $522,000, or 39%, and an increase in Cerebral Oximeter revenues of approximately $166,000, or 180%, due to the timing of purchases by several pediatric hospitals. This increase was partially offset by a decrease in sales of the CorRestore System of approximately $56,000, or 25%, and

           - an increase in international sales of approximately $88,000, or 29%, from approximately $299,000 in the first quarter of fiscal 2003 to approximately $387,000 in the first quarter of fiscal 2004, primarily attributable to increased purchases of the Cerebral Oximeter by Edwards Lifesciences Ltd. in Japan and net revenues of approximately $41,000 related to the CorRestore System, which we began selling internationally in the fourth quarter of fiscal 2003.

         During the quarter, we had a 22% increase in the average selling price of SomaSensors in the United States. The increase in the average selling price is primarily attributable to

           - the addition of new customers at our higher suggested retail prices, which were effective September 1, 2003,

           - increased sales of our small adult SomaSensor that was launched in the third quarter of fiscal 2003,

           -      increased sales of our pediatric SomaSensor, and

           - the upgrade of certain customers to our most recent model Cerebral Oximeter in exchange for the customer agreeing to pay a higher price for the disposable SomaSensor.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 29, 2004

         In addition, we had a 14% increase in SomaSensor unit sales in the United States to 24,220 units. We expect the average selling price of SomaSensors in the United States will increase by approximately 15%-20% in 2004 compared to 2003.

         We placed 30 new Cerebral Oximeters in the United States in the first quarter of 2004, and we estimate that the installed base of Cerebral Oximeters in the United States is approximately 600 as of February 29, 2004.

         Approximately 14% of our net revenues in the first quarter of fiscal 2004 were from export sales, compared to approximately 15% of our net revenues in the first quarter of fiscal 2003. We expect international net revenues to represent approximately 20% of total net revenues in 2004.

         Sales of our products as a percentage of net revenues were as follows:

                                                PERCENT OF NET REVENUE
                                               FIRST QUARTER OF FISCAL
PRODUCT                                       2004                 2003
-------                                 -----------------   -----------------
SomaSensors........................                    76%                 77%
Cerebral Oximeters.................                    16%                 12%
CorRestore Systems.................                     8%                 11%
                                        -----------------   -----------------
    Total..........................                   100%                100%
                                        =================   =================

For 2004, we expect sales of SomaSensors to account for 70%-75% of net revenues, sales of Cerebral Oximeters 15%-20%, and sales of CorRestore Systems 5%-10%.

         Gross margin as a percentage of net revenues was approximately 81% for the quarter ended February 29, 2004 and approximately 77% for the quarter ended February 28, 2003. The increase in gross margin as a percentage of net revenues is primarily attributable to the increase in the average selling price of SomaSensors described above. We expect gross margins to increase in the second half of fiscal 2004, primarily as a result of our expected reduction in the cost of our SomaSensor by approximately 40% due to changes in our manufacturing process. The expected increase in gross margins will be partially offset by our expected increase in international sales, which have lower gross margins than sales in the United States.

         Our research, development and engineering expenses decreased approximately $21,000, or 20%, from $109,173 for the three months ended February 28, 2003 to $87,690 for the three months ended February 29, 2004. The decrease is primarily attributable to approximately $22,000 in decreased development costs associated with the Cerebral Oximeter. We expect our research, development, and engineering expenses to increase primarily as a result of new product development projects related to the Cerebral Oximeter and development and testing costs associated with our Left Ventricular Balloon Sizing System.

         Selling, general and administrative expenses increased approximately $180,000, or 11%, from $1,594,930 for the three months ended February 28, 2003 to $1,774,900 for the three months ended February 29, 2004. The increase in selling, general and administrative expense is primarily attributable to

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 29, 2004

           - a $157,000 increase in commissions paid to our independent sales representative firms as a result of increased sales,

           - a $47,000 increase in salaries, wages, commissions and related expenses, primarily as a result of increased sales commissions paid to our sales employees, and

           - a $37,000 increase in insurance expenses, primarily as a result of a products liability insurance premium refund received in fiscal 2003.

         These increases were partially offset by a $97,000 decrease in customer education expenses for the CorRestore System. We expect our selling, general and administrative expenses to increase primarily as a result of hiring additional direct sales personnel in the second quarter of 2004 and expenses associated with the termination of some of our independent sales representative firms.

         For the three-month period ended February 29, 2004, we realized net income of $.03 per share, compared to a loss per share of $.02 in the same period in fiscal 2003. This is primarily attributable to

           -      a 37% increase in net revenues, and

           -      a 4% increase in gross margin percentage.

We achieved net income despite a 9% increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations during the three-month period ended February 29, 2004 was approximately $387,000. Cash was provided primarily by

           - a decrease in accounts receivable of approximately $378,000, primarily because of lower first quarter 2004 sales than fourth quarter 2003 sales, the timing of sales within those quarters, and more timely collections in the first quarter of fiscal 2004,

           - our net income of approximately $293,000, after depreciation and amortization expense of approximately $60,000, and

           - a decrease in inventories of approximately $80,000, primarily as a result of first quarter 2004 sales.

Cash provided by operations was partially offset by

           - a decrease in accounts payable of approximately $264,000, primarily as a result of lower inventory levels and more timely payments made to vendors in the first quarter of fiscal 2004,

           - a decrease in accrued liabilities of approximately $111,000, primarily as a result of payments made in fiscal 2004 for 2003 accrued bonuses and sales commissions, partially offset by an increase in accrued insurance as a result of the renewal of our products liability insurance policy in the first quarter of fiscal 2004.

         We expect our working capital requirements to increase as sales increase.

         Capital expenditures in the first three months of fiscal 2004 were approximately $167,000. These expenditures were primarily for Cerebral Oximeter demonstration units and no-cap sales units. We expect capital expenditures in 2004 will be approximately $500,000, primarily for new demonstration and no-cap equipment.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 29, 2004

         During the first quarter of fiscal 2004, we issued 15,011 common shares as a result of stock option exercises by employees and a former director, for net proceeds of approximately $68,000.

         As of February 29, 2004, we had working capital of $4,734,901, cash and cash equivalents of $2,527,087, total current liabilities of $615,896 and shareholder's equity of $6,525,641. We had an accumulated deficit of $53,295,978 through February 29, 2004.

         We believe that the cash and cash equivalents on hand at February 29, 2004 will be adequate to satisfy our operating and capital requirements for more than the next twelve months. For 2004, we expect to realize positive cash flow from operations, as well as a net increase in cash and cash equivalents, with year-end cash on hand expected to be in the range of $3.5 million to $4.5 million.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 29, 2004

         We have adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and other intangible assets. The effect of adopting this Statement has been to discontinue amortizing our license acquisition costs related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories described above because we believe these licenses have an indefinite life. Therefore, no amortization expense has been recorded related to these license acquisition costs since December 1, 2001, the date we adopted Statement No. 142. It is possible to determine a different life for these licenses, and if they had a definite life, we would amortize the intangible asset over the remaining useful life. However, we believe it is appropriate to use an indefinite life for these licenses.

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board. In addition, in December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," was issued by the Financial Accounting Standards Board, and amends Statement No. 123. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. During the first quarter of fiscal 2004, we granted 20,000 stock options to our employees, and during the first quarter of fiscal 2003, we granted 11,500 stock options to our employees.

         Had we recognized compensation expense for stock options granted to employees in the first quarter of fiscal 2004, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net income, on a pro forma basis, would have decreased by approximately $178,000, or $.02 per common share. Had we recognized compensation expense for our stock options granted to employees in the first quarter of fiscal 2003, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss, on a pro forma basis, would have increased by approximately $143,000, or $.02 per common share.

CONTRACTUAL OBLIGATIONS

         As of February 29, 2004, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2003 under the caption "Contractual Obligations".

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable.

ITEM 4.      CONTROLS AND PROCEDURES

         Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of February 29, 2004, and, based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of February 29, 2004. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our first fiscal quarter ended February 29, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Effective January 28, 2004, our Board of Directors amended and restated our Bylaws, which affects the holders of our Common Shares, par value $.01 per share. The changes in the Bylaws primarily

     - update the Bylaws to take advantage of changes in the Michigan Business Corporation Act, including

               - those authorizing the use of electronic transmissions, including electronic notices, electronic consents, remote communications in connection with Board and shareholder meetings, the use of electronic networks to make shareholder lists available at shareholder meetings, and electronic distribution of financial reports required under the act, and

               - those concerning the conduct of shareholders meetings, including the power of the Chairman of the Board or the President to determine the order of business and to establish rules for the conduct of the meeting and closing the polls for each matter voted upon, and

     -    update the Bylaw relating to nominating directors.

         Under the revised Bylaw concerning nominations for director, nominations may be made by or at the direction of our Board of Directors or one of its committees or by any shareholder entitled to vote for the election of directors at the meeting who complies with the notice procedures in the Bylaw and who is a shareholder or record on the date of the notice described below and on the record date for the meeting. Such shareholder nominations must be made pursuant to timely notice in writing to our Secretary, at Somanetics Corporation, 1653 East Maple Road, Troy, Michigan 48083-4208, of the shareholder's intent to make such nomination at the meeting. To be timely, the notice generally must be received at our offices at least 120 days before the anniversary of the mailing of our proxy statement relating to the previous annual meeting of shareholders.

          The notice must set forth:

          -    with respect to the director candidate,

                    - the candidate's name, age, business address and residence address,

                    -    the candidate's principal occupation or employment,

                    - the number of our common shares beneficially owned by the candidate,

                    - information with respect to the candidate's independence, as defined under Nasdaq's listing standards for independent directors in general and with respect to Audit Committee members,

                    - information with respect to other boards on which the candidate serves,

                    - information with respect to direct or indirect transactions, relationships, arrangements and understandings between the candidate and us and between the candidate and the shareholder giving the notice, and

                    - any other information relating to the candidate that we would be required to disclose in our proxy statement if we were to solicit proxies for the election of the candidate as one of our directors or that is otherwise required under Securities and Exchange Commission rules, including the candidate's written consent to being named in the proxy statement as a nominee and to serving as a director if elected, and

          -    with respect to the shareholder giving the notice,

                    - the name and address of the shareholder as they appear on our stock transfer records,

                    - the number of our common shares beneficially owned by the shareholder (and the period they have been held),

                    - a representation that the shareholder is a shareholder of record and intends to appear in person at the meeting to nominate the person specified in the notice, and

                    - whether the shareholder intends, or is part of a group that intends, to solicit proxies from other shareholders in support of such nomination.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  4.1 Amended and Restated Bylaws of Somanetics Corporation, incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended November 30, 2003.

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

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by us during the first quarter ended February 29, 2004. We furnished a Current Report on Form 8-K on January 14, 2004, reporting under Item 12 that on January 13, 2004, we announced our financial results for our fourth quarter and fiscal year ended November 30, 2003 and certain other information. No financial statements were filed, although we furnished the financial information included in the press release furnished with the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Somanetics Corporation
                                        (Registrant)

Date:    March 30, 2004                 By:/s/ William M. Iacona
                                           -----------------------
                                        William M. Iacona
                                        Vice President, Finance, Controller, and
                                        Treasurer (Duly Authorized and Principal
                                        Financial Officer)

                                  EXHIBIT INDEX

Exhibit                           Description

4.1 Amended and Restated Bylaws of Somanetics Corporation, incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended November 30, 2003.

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