Form 10-Q
period 2004-05-31
SOMANETICS CORP
filed 2004-07-08
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(x)    Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended MAY 31, 2004

                                       OR

( )    Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
            For the transition period from ____________ to ________

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

                                 Yes ( ) No (X)

         Number of common shares outstanding at July 8, 2004: 10,123,017

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS

                                                                           May 31,      November 30,
                                                                            2004            2003
                                                                        ------------    ------------
                                                                         (Unaudited)     (Audited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .......................................   $  5,355,094    $  2,239,192
    Accounts receivable .............................................      1,730,001       2,018,615
    Inventory .......................................................        860,817       1,090,261
    Prepaid expenses ................................................        115,468         123,203
                                                                        ------------    ------------
       Total current assets .........................................      8,061,380       5,471,271
                                                                        ------------    ------------
PROPERTY AND EQUIPMENT (at cost):
    Machinery and equipment .........................................      2,316,096       2,071,758
    Furniture and fixtures ..........................................        252,971         248,657
    Leasehold improvements ..........................................        171,882         171,882
                                                                        ------------    ------------
       Total ........................................................      2,740,949       2,492,297
    Less accumulated depreciation and amortization ..................     (1,826,806)     (1,782,559)
                                                                        ------------    ------------
       Net property and equipment ...................................        914,143         709,738
                                                                        ------------    ------------
OTHER ASSETS:
    Intangible assets, net ..........................................        956,382         959,838
    Other ...........................................................         15,000          15,000
                                                                        ------------    ------------
       Total other assets ...........................................        971,382         974,838
                                                                        ------------    ------------
TOTAL ASSETS ........................................................   $  9,946,905    $  7,155,847
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ................................................   $    468,846    $    641,232
    Accrued liabilities .............................................        298,798         349,547
                                                                        ------------    ------------
       Total current liabilities ....................................        767,644         990,779
                                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding ..............................              -               -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 10,010,202 shares at May 31, 2004,
       and 9,298,669 shares at November 30, 2003 ....................        100,102          92,987
    Additional paid-in capital ......................................     61,965,407      59,660,804
    Accumulated deficit .............................................    (52,886,248)    (53,588,723)
                                                                        ------------    ------------
       Total shareholders' equity ...................................      9,179,261       6,165,068
                                                                        ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................   $  9,946,905    $  7,155,847
                                                                        ============    ============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months                   Six Months
                                                             Ended May 31,                Ended May 31,
                                                       -------------------------    -------------------------
                                                          2004          2003           2004          2003
                                                       -----------   -----------    -----------   -----------
NET REVENUES ..............................            $ 3,032,976   $ 2,203,442    $ 5,703,241   $ 4,154,388
COST OF SALES .............................                519,316       561,196      1,039,709     1,011,393
                                                       -----------   -----------    -----------   -----------
GROSS MARGIN ..............................              2,513,660     1,642,246      4,663,532     3,142,995
                                                       -----------   -----------    -----------   -----------

OPERATING EXPENSES:
   Research, development and engineering                    94,727       133,607        182,417       242,779
   Selling, general and administrative ....              2,016,641     1,644,016      3,791,541     3,238,948
                                                       -----------   -----------    -----------   -----------
       Total operating expenses ...........              2,111,368     1,777,623      3,973,958     3,481,727
                                                       -----------   -----------    -----------   -----------
OPERATING INCOME (LOSS) ...................                402,292      (135,377)       689,574      (338,732)
                                                       -----------   -----------    -----------   -----------
OTHER INCOME:
   Interest income ........................                  7,438         6,004         12,901        13,909
                                                       -----------   -----------    -----------   -----------
   Total other income .....................                  7,438         6,004         12,901        13,909
                                                       -----------   -----------    -----------   -----------
NET INCOME (LOSS) .........................            $   409,730   $  (129,373)   $   702,475   $  (324,823)
                                                       -----------   -----------    -----------   -----------

NET INCOME (LOSS) PER COMMON
SHARE - BASIC .............................            $      0.04   $     (0.01)   $      0.07   $     (0.04)
                                                       -----------   -----------    -----------   -----------

NET INCOME (LOSS) PER COMMON
SHARE - DILUTED ...........................            $      0.04   $     (0.01)   $      0.06   $     (0.04)
                                                       -----------   -----------    -----------   -----------

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC ....................              9,577,454     9,080,363      9,443,765     9,079,140
                                                       -----------   -----------    -----------   -----------

WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED ..................             11,588,715     9,080,363     11,264,434     9,079,140
                                                       ===========   ===========    ===========   ===========

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the Six Month
                                                                             Periods Ended
                                                                       --------------------------
                                                                         May 31,        May 31,
                                                                          2004           2003
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ................................................   $   702,475    $  (324,823)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operations:
      Depreciation and amortization ................................       129,135        119,206
      Compensation expense for non-employee stock options ..........             -          2,492
      Changes in assets and liabilities:
          Accounts receivable (increase) decrease ..................       288,614        (26,476)
          Inventory (increase) decrease ............................       229,444       (131,072)
          Prepaid expenses (increase) decrease .....................         7,735        (30,566)
          Accounts payable increase (decrease) .....................      (172,386)       100,318
          Accrued liabilities (decrease) ...........................       (50,749)       (11,259)
                                                                       -----------    -----------
            Net cash provided by (used in) operations ..............     1,134,268       (302,180)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment (net) ......................      (330,085)      (187,718)
                                                                       -----------    -----------
            Net cash (used in) investing activities ................      (330,085)      (187,718)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares due to exercise
    of stock options and warrants ..................................     2,311,719          3,600
                                                                       -----------    -----------
            Net cash provided by financing activities ..............     2,311,719          3,600
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ......................................................     3,115,902       (486,298)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ........................................................     2,239,192      2,381,808
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD ........................................................   $ 5,355,094    $ 1,895,510
                                                                       ===========    ===========

Supplemental Disclosure of Non cash investing activities:
  Issuance of warrants in connection with
    license acquisition (Note 2) ...................................                  $    44,793

                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2004

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

      The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the six-month period ended May 31, 2004 do not necessarily indicate the results that you should expect for the year ending November 30, 2004. You should read the unaudited interim financial statements together with the financial statements and related notes for the year ended November 30, 2003 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                         May 31, 2004   November 30, 2003
                         ------------   -----------------
Finished goods .......     $472,985        $  354,024
Work in process ......       57,179           173,193
Purchased components..      330,653           563,044
                           --------        ----------
     Total ...........     $860,817        $1,090,261
                           ========        ==========

      Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. We offer to our United States customers a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase SomaSensors. The Cerebral Oximeters that are shipped to our customers are classified as property and equipment and are depreciated over five years. During the first two quarters of fiscal 2004, we capitalized approximately $265,000 in costs for Cerebral Oximeters being used as demonstration and no-cap units, and during the first two quarters of fiscal 2003 we capitalized approximately $148,000 in costs for Cerebral Oximeters being used as demonstration and no-cap units. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.

      Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks is as follows:

                                         May 31, 2004  November 30, 2003
                                         ------------  -----------------
Patents and trademarks ...............      111,733         111,733
  Less accumulated amortization ......      (84,444)        (80,988)
                                          ---------       ---------
     Total ...........................    $  27,289       $  30,745
                                          =========       =========

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2004

      Amortization expense for the six months ended May 31, 2004 and May 31, 2003 was approximately $3,500. Amortization expense for each of the next four fiscal years is expected to be approximately $6,900 per year, and approximately $3,100 in fiscal 2008.

      License acquisition costs are related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore(TM) System, and related products and accessories. The total carrying amount of these license acquisition costs is as follows:

                                   May 31, 2004   November 30, 2003
                                   ------------   -----------------
License acquisition costs........   $ 929,093         $ 929,093

      License acquisition costs are intangible assets with indefinite lives that are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

      Stock Options We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. However, we have also adopted the enhanced disclosure provisions as defined by Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." During the first two quarters of fiscal 2004, we granted 40,000 stock options to our employees and directors, and we issued 259,961 newly-issued common shares as a result of stock option exercises. During the first two quarters of fiscal 2003, we granted 39,000 stock options to our employees and directors, and we issued 2,500 newly-issued common shares as a result of stock option exercises.

                                             FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                             MAY 31, 2004   MAY 31, 2003   MAY 31, 2004   MAY 31, 2003
                                             ------------   ------------   ------------   ------------
Net income (loss) .....................       $ 409,730      $(129,373)     $ 702,475      $(324,823)
Add:  Stock-based employee
  compensation included in actual
  net income (loss) ...................       $       0      $     521      $       0      $   2,492
Deduct:  Total stock-based
  employee compensation expense,
  had fair value  method been applied..       $(191,183)     $(146,435)     $(369,392)     $(291,796)
                                              ---------      ---------      ---------      ---------
Pro-forma net income (loss) ...........       $ 218,547      $(275,287)     $ 333,083      $(614,127)
                                              =========      =========      =========      =========
Net income (loss) per common
  share - diluted .....................       $     .04      $    (.01)     $     .06      $    (.04)
Pro forma net income (loss) per
  common share - diluted ..............       $     .02      $    (.03)     $     .03      $    (.07)

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2004

      Net Income (Loss) Per Common Share - basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding - diluted, for the three and six months ended May 31, 2004, includes the potential dilution that could occur for common stock issuable under stock options or warrants. For the three and six months ended May 31, 2004, the difference between weighted average shares - diluted and weighted average shares - basic is calculated as follows:

                                    Three Months   Six Months
                                    ------------   ----------
Weighted average shares - basic       9,557,454     9,443,765
Add: effect of dilutive common
shares and warrant                    2,011,261     1,820,669
                                     ----------    ----------
Weighted average shares - diluted    11,588,715    11,264,434

Common shares issuable under stock options and warrants have not been included in the computation of net loss per common share - diluted for the three and six months ended May 31, 2003, because such inclusion would be antidilutive. For the three and six months ended May 31, 2004, there were approximately 1,500 stock options outstanding that were excluded from the computation of net income per common share - diluted, as the exercise price of these options exceeded the average price per share of our common shares, and there were approximately 1,633,000 warrants outstanding that were excluded from the computation, as the warrants are contingent on achieving specified future sales targets. As of May 31, 2004 and May 31, 2003, we had outstanding warrants and options to purchase common shares of 4,590,794 and 5,186,833, respectively.

3.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                     May 31, 2004   November 30, 2003
                                                     ------------   -----------------
Incentive compensation ...........................     $ 95,108         $166,360
Independent sales representative termination .....       80,000                -
Sales commissions ................................       68,786          123,356
Insurance ........................................       36,050           29,836
Royalty ..........................................       11,254           13,645
Warranty .........................................        7,600            5,850
Professional fees ................................            -           10,500
                                                       --------         --------
    Total ........................................     $298,798         $349,547
                                                       --------         --------

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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2004

5.    COMMON STOCK

      Effective December 12, 2003, we granted 10-year options under the 1997 Stock Option Plan to purchase 10,000 common shares to one of our employees at an exercise price of $6.35 per share (the closing sale price of the common shares as of the date of grant). Effective January 28, 2004, we granted 10-year options under the 1997 Stock Option Plan to purchase 10,000 common shares to one of our employees at an exercise price of $9.25 per share (the closing sale price of the common shares as of the date of grant). Effective March 30, 2004, we granted 10-year options under the 1997 Stock Option Plan to purchase 15,500 common shares to four of our directors and one of our employees at an exercise price of $12.00 per share (the closing sale price of the common shares as of the date of grant). Effective March 31, 2004, we granted 10-year options under the 1997 Stock Option Plan to purchase 3,000 common shares to one of our employees at an exercise price of $12.93 per share (the closing sale price of the common shares as of the date of grant). Effective April 12, 2004, we granted 10-year options under the 1997 Stock Option Plan to purchase 1,500 common shares to one of our employees at an exercise price of $13.19 per share (the closing sale price of the common shares as of the date of grant).

      During the six months ended May 31, 2004, we issued 259,961 common shares as a result of stock option exercises, for proceeds of approximately $1,172,000.

      In March 2004, Kingsbridge Capital Limited purchased 40,000 common shares under its warrants by a cashless exercise. As a result of this cashless exercise, we issued 24,097 common shares to Kingsbridge, retaining 15,903 common shares in payment of the exercise price, and Kingsbridge's warrants entitled it to purchase 65,097 more common shares. In May 2004, Kingsbridge Capital Limited purchased the remaining 65,097 common shares under its warrants by a cashless exercise. As a result of this cashless exercise, we issued 47,475 common shares to Kingsbridge, retaining 17,622 common shares in payment of the exercise price. Kingsbridge now has no warrants remaining to purchase common shares.

      In April 2004, CorRestore LLC exercised its warrant to purchase 380,000 of our newly-issued common shares, at $3.00 per share, for proceeds of $1,140,000.

6.    SEGMENT INFORMATION

      We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 94% of our net revenues in the first two quarters of fiscal 2004 were derived from our INVOS Cerebral Oximeter product line, compared to 89% of our net revenues in the first two quarters of fiscal 2003.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2004

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

      During fiscal 2003 and the first two quarters of fiscal 2004, our primary activities consisted of sales and marketing of the Cerebral Oximeter, the related disposable SomaSensor, and the CorRestore System.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2004

      As described in more detail below, we achieved net income for the quarter and six months ended May 31, 2004 of approximately $410,000 and $702,000, or $0.04 and $0.06 per diluted common share, respectively. Our net income for the six months was primarily a result of our 37% increase in net revenues, and a six percentage point increase in gross margin percentage. Our increase in net revenues was primarily a result of increased unit sales and increased average selling prices for our disposable SomaSensor in the United States, and our increase in gross margin percentage was also primarily attributable to the increase in average selling prices for our disposable SomaSensors. In May 2004, we reduced the cost of our disposable SomaSensor by approximately 40% as a result of changes in our manufacturing process. We expect this to have a positive impact on gross margins in the second half of 2004. Our operating expenses increased approximately 19% for the six months primarily due to increased commissions paid to our independent sales representative firms and direct sales employees as a result of increased sales. In the second half of 2004, we expect to hire additional direct sales personnel and also to increase expenses associated with the sales and marketing of our products. We had approximately $1,134,000 of cash provided by operations in the first two quarters of fiscal 2004, and a net increase in cash and cash equivalents of approximately $3,116,000, primarily as a result of the exercise of stock options and warrants, in addition to our net income. For 2004, we expect to realize a net increase in cash and cash equivalents of approximately $4,000,000 to $4,500,000. We project an increase in net revenues for fiscal 2004 of 30% to 40%. We also project net income per basic common share of $0.15 to $0.18, and net income per diluted common share of $0.13 to $0.15 for fiscal 2004.

THREE MONTHS ENDED MAY 31, 2004 COMPARED TO THREE MONTHS ENDED MAY 31, 2003

      Our net revenues increased $829,534, or 38%, from $2,203,442 in the three-month period ended May 31, 2003 to $3,032,976 in the three-month period ended May 31, 2004. The increase in net revenues is attributable to

            - an increase in United States sales of approximately $694,000, or 38%, from approximately $1,812,000 in the second quarter of fiscal 2003 to approximately $2,506,000 in the second quarter of fiscal 2004. This increase is primarily due to an increase in sales of the disposable SomaSensor of approximately $816,000, or 58%, partially offset by a decrease in sales of the CorRestore System of approximately $120,000, or 52%, and

            - an increase in international sales of approximately $135,000, or 35%, from approximately $391,000 in the second quarter of fiscal 2003 to approximately $526,000 in the second quarter of fiscal 2004, primarily attributable to increased purchases of the Cerebral Oximeter by Edwards Lifesciences Ltd. in Japan.

      During the quarter, we had a 23% increase in the average selling price of SomaSensors in the United States. The increase in the average selling price is attributable to

            - the addition of new customers at our higher suggested retail prices, which were effective September 1, 2003,

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2004

      In addition, we had a 29% increase in SomaSensor unit sales in the United States to 27,684 units. We expect the average selling price of SomaSensors in the United States will increase by approximately 20% in 2004 compared to 2003, as a result of the factors described above.

      We placed 44 Cerebral Oximeters in the United States and 29 internationally in the second quarter of 2004, and our installed base of Cerebral Oximeters in the United States is 644 as of May 31, 2004.

      Approximately 17% of our net revenues in the second quarter of fiscal 2004 were from export sales, compared to approximately 18% of our net revenues in the second quarter of fiscal 2003. We expect international net revenues to represent approximately 20% of total net revenues in 2004.

      One international distributor accounted for approximately 10% of our net revenues for the three months ended May 31, 2004, and one international distributor accounted for approximately 15% of our net revenues for the three months ended May 31, 2003.

      Sales of our products as a percentage of net revenues were as follows:

                            PERCENT OF NET REVENUE
                           SECOND QUARTER OF FISCAL
       PRODUCT               2004            2003
       -------               ----            ----
SomaSensors ............       81%             72%
Cerebral Oximeters .....       15%             17%
CorRestore Systems .....        4%             11%
                              ---             ---
    Total ..............      100%            100%
                              ===             ===

For 2004, we expect sales of SomaSensors to account for 75% to 80% of net revenues, sales of Cerebral Oximeters 15% to 20%, and sales of CorRestore Systems 5% to 10%.

      Gross margin as a percentage of net revenues was approximately 83% for the quarter ended May 31, 2004 and approximately 75% for the quarter ended May 31, 2003. The increase in gross margin as a percentage of net revenues is attributable to

            - a change in the sales mix with increased sales of the disposable SomaSensor, which has a higher gross margin than the Cerebral Oximeter or CorRestore System,

            - the increase in the average selling price of SomaSensors described above, and

            - a reduction in the cost of our SomaSensor by approximately 40%, in May 2004, as a result of changes in our manufacturing process.

We expect gross margins to continue to increase in the second half of fiscal 2004, primarily as a result of the reduced manufacturing cost of the disposable SomaSensor. The expected increase in gross margins will be partially offset by our expected increase in international sales, which have lower gross margins than sales in the United States.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2004

      Our research, development and engineering expenses decreased $38,880, or 29%, from $133,607 for the three months ended May 31, 2003 to $94,727 for the three months ended May 31, 2004. The decrease is attributable to approximately $41,000 in decreased development costs associated with the CorRestore System.

      Selling, general and administrative expenses increased $372,625, or 23%, from $1,644,016 for the three months ended May 31, 2003 to $2,016,641 for the three months ended May 31, 2004. The increase in selling, general and administrative expense is attributable to

            - a $163,000 increase in salaries, wages, commissions and related expenses, primarily as a result of increased sales commissions paid to our sales employees and increased payroll taxes associated with the exercise of stock options, and

            - a $130,000 increase in commissions paid to our independent sales representative firms as a result of increased sales,

            - approximately $96,000 in costs associated with the termination of some of our independent sales representative firms in the second quarter of fiscal 2004, and

            - a $40,000 increase in clinical research expense, primarily as a result of Dr. Murkin's prospective, randomized study in cardiac surgery.

These increases were partially offset by a $55,000 decrease in customer education expenses for the CorRestore System. We expect our selling, general and administrative expenses to increase primarily as a result of sales personnel added near the end of the second quarter, hiring additional direct sales personnel in the second half of 2004 and increased commissions payable to our sales employees and to independent sales representative firms.

      For the three-month period ended May 31, 2004, we realized net income of $.04 per share, compared to a loss per share of $.01 in the same period in fiscal 2003. This is primarily attributable to

            -     a 38% increase in net revenues, and

            -     an 8% increase in gross margin percentage.

For the three months ended May 31, 2004, we experienced a 19% increase in our operating expenses.

SIX MONTHS ENDED MAY 31, 2004 COMPARED TO SIX MONTHS ENDED MAY 31, 2003

      Our net revenues increased $1,548,853, or 37%, from $4,154,388 in the six-month period ended May 31, 2003 to $5,703,241 in the six-month period ended May 31, 2004. The increase in net revenues is attributable to

            - an increase in United States sales of approximately $1,326,000, or 38%, from approximately $3,464,000 in the first two quarters of fiscal 2003 to approximately $4,790,000 in the first two quarters of fiscal 2004. This increase is due to an increase in sales of the disposable SomaSensor of approximately $1,337,000, or 49%, and an increase in Cerebral Oximeter revenues of approximately $164,000, or 60%, due to purchases by pediatric hospitals. This increase was partially offset by a decrease in sales of the CorRestore System of approximately $175,000, or 39%, and

            - an increase in international sales of approximately $223,000, or 32%, from approximately $690,000 in the first two quarters of fiscal 2003 to approximately $913,000 in the first two quarters of fiscal 2004, primarily attributable to increased purchases of the Cerebral Oximeter by Edwards Lifesciences Ltd. in Japan.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2004

      During the six months ended May 31, 2004, we had a 23% increase in the average selling price of SomaSensors in the United States, as described above, and a 21% increase in SomaSensor unit sales in the United States to 51,904 units. We placed 74 Cerebral Oximeters in the United States and 46 internationally in the first six months of 2004.

      Approximately 16% of our net revenues in the first two quarters of fiscal 2004 were from export sales, compared to approximately 17% of our net revenues in the first two quarters of fiscal 2003. One international distributor accounted for approximately 11% of net revenues for the six months ended May 31, 2003.

      Sales of our products as a percentage of net revenues were as follows:

                                         PERCENT OF NET REVENUE
                                      FIRST TWO QUARTERS OF FISCAL
        PRODUCT                       2004                    2003
        -------                       ----                    ----
SomaSensors........................    79%                     74%
Cerebral Oximeters.................    15%                     15%
CorRestore Systems.................     6%                     11%
                                      ---                     ---
    Total..........................   100%                    100%
                                      ===                     ===

      Gross margin as a percentage of net revenues was approximately 82% for the six months ended May 31, 2004 and approximately 76% for the six months ended May 31, 2003. The increase in gross margin as a percentage of net revenues is primarily attributable to the increase in the average selling price of SomaSensors described above, and a change in the sales mix with increased sales of the disposable SomaSensor, which have higher gross margins than the Cerebral Oximeter or CorRestore System.

      Our research, development and engineering expenses decreased $60,362, or 25%, from $242,779 for the six months ended May 31, 2003 to $182,417 for the six months ended May 31, 2004. The decrease is primarily attributable to approximately $47,000 in decreased costs associated with the development of the CorRestore System.

      Selling, general and administrative expenses increased $552,593, or 17%, from $3,238,948 for the six months ended May 31, 2003 to $3,791,541 for the six months ended May 31, 2004. The increase in selling, general and administrative expense is attributable to

      - a $287,000 increase in commissions paid to our independent sales representatives as a result of increased sales,

      - a $209,000 increase in salaries, wages, commissions and related expenses, primarily as a result of increased sales commissions paid to our sales employees and increased payroll taxes associated with the exercise of stock options,

      - approximately $96,000 in costs associated with the termination of some of our independent sales representative firms in the second quarter of fiscal 2004, and

      - a $57,000 increase in clinical research expense, primarily as a result of Dr. Murkin's prospective, randomized study in cardiac surgery.

These increases were partially offset by a $152,000 decrease in customer education expenses for the CorRestore System.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2004

      For the six-month period ended May 31, 2004, we realized net income of $.06 per diluted share, compared to a net loss of $.04 per share in fiscal 2003. This is primarily attributable to

      -     a 37% increase in net revenues, and

      -     a 6% increase in gross margin percentage.

For the six months ended May 31, 2004, we experienced a 14% increase in our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operations during the six-month period ended May 31, 2004 was approximately $1,134,000. Cash was provided by

            - our net income of approximately $702,000, after depreciation and amortization expense of approximately $129,000,

            - a decrease in accounts receivable of approximately $289,000, primarily because of the timing of sales in the second quarter of 2004 as compared to the fourth quarter of 2003, and more timely collections in the second quarter of fiscal 2004, partially offset by higher sales in the second quarter of 2004 than the fourth quarter of 2003, and

            - a decrease in inventories of approximately $229,000, primarily as a result of second quarter 2004 sales, and our new lower cost SomaSensor which we began shipping in May 2004.

Cash provided by operations was partially offset by

            - a decrease in accounts payable of approximately $172,000, primarily as a result of lower inventory levels and more timely payments made to vendors in the first two quarters of fiscal 2004, partially offset by increased sales commissions payable to our independent representative firms, and

            - a decrease in accrued liabilities of approximately $51,000, primarily as a result of payments made in fiscal 2004 for 2003 accrued bonuses and sales commissions, partially offset by an accrual for costs associated with the termination of some of our independent sales representative firms in the second quarter of fiscal 2004.

      Capital expenditures in the first six months of fiscal 2004 were approximately $330,000. These expenditures were primarily for Cerebral Oximeter demonstration units and no-cap sales units.

      During the first two quarters of fiscal 2004, we issued 259,961 common shares as a result of stock option exercises, for proceeds of approximately $1,172,000.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2004

      In March 2004, Kingsbridge Capital Limited purchased 40,000 common shares under its warrants by a cashless exercise. As a result of this cashless exercise, we issued 24,097 common shares to Kingsbridge, retaining 15,903 common shares in payment of the exercise price, and Kingsbridge's warrants entitled it to purchase 65,097 more common shares. In May 2004, Kingsbridge Capital Limited purchased the remaining 65,097 common shares under the warrants by a cashless exercise. As a result of this cashless exercise, we issued 47,475 common shares to Kingsbridge, retaining 17,622 common shares in payment of the exercise price. Kingsbridge now has no warrants remaining to purchase common shares.

      In April 2004, CorRestore LLC exercised its warrant to purchase 380,000 of our newly-issued common shares, at $3.00 per share, for proceeds of $1,140,000.

      We expect our working capital requirements to increase as sales increase. We expect capital expenditures in 2004 will be approximately $600,000, primarily for new demonstration and no-cap equipment.

      As of May 31, 2004, we had working capital of $7,293,736, cash and cash equivalents of $5,355,094, total current liabilities of $767,644 and shareholder's equity of $9,179,261. We had an accumulated deficit of $52,886,248 through May 31, 2004.

      We believe that the cash and cash equivalents on hand at May 31, 2004 will be adequate to satisfy our operating and capital requirements for more than the next twelve months. For 2004, we expect to realize positive cash flow from operations, as well as a net increase in cash and cash equivalents, with year-end cash on hand expected to be in the range of $6.0 million to $6.5 million.

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

CRITICAL ACCOUNTING POLICIES

      We believe our most significant accounting policies relate to the recording of an intangible asset for license acquisition costs related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories, our accounting treatment of stock options issued to employees, and our revenue recognition associated with our no-cap sales program.

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

                                  MAY 31, 2004

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

      In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board. In addition, in December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," was issued by the Financial Accounting Standards Board, and amends Statement No. 123. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. During the first two quarters of fiscal 2004, we granted 40,000 stock options to our employees, and during the first two quarters of fiscal 2003, we granted 39,000 stock options to our employees.

      Had we recognized compensation expense for stock options granted to employees in the first two quarters of fiscal 2004, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net income, on a pro forma basis, would have decreased by approximately $369,000, or $.03 per common share. Had we recognized compensation expense for our stock options granted to employees in the first two quarters of fiscal 2003, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss, on a pro forma basis, would have increased by approximately $289,000, or $.03 per common share.

      We offer to our customers in the United States a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase SomaSensors. We recognize revenue when we receive purchase orders from the customer for the disposable SomaSensors and ship the disposable SomaSensors to the customer. We do not recognize any revenue upon the initial shipment of the Cerebral Oximeter to the customer at no charge. We believe this is consistent with our stated revenue recognition policy, which is compliant with Staff Accounting Bulleting No. 104 and Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables."

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2004

CONTRACTUAL OBLIGATIONS

      The following information is provided as of May 31, 2004 with respect to our known contractual obligations specified in the following table, aggregated by type of contractual obligation:

                                                  Payments due by period
                                   ---------------------------------------------------
                                                Less                            More
                                               than 1      1-3        3-5      than 5
    Contractual Obligations         Total       year      years      years      years
--------------------------------   --------   --------   --------   --------   -------
Long-term debt obligations .....   $      0   $      0   $      0   $      0   $     0
Capital lease obligations ......   $      0   $      0   $      0   $      0   $     0
Operating lease obligations ....   $811,000   $150,600   $281,900   $291,600   $86,900
Purchase obligations ...........   $734,500   $734,500   $      0   $      0   $     0
Other long-term liabilities ....   $      0   $      0   $      0   $      0   $     0

Purchase obligations consist primarily of purchase orders executed for inventory components. During the second quarter of fiscal 2004, we entered into an amendment to our lease agreement, extending the term of the lease through December 31, 2009 and lowering the monthly base rent beginning August 1, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

      Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of May 31, 2004, and, based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of May 31, 2004. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our second fiscal quarter ended May 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                            PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      On March 19, 2004, Kingsbridge Capital Limited purchased 40,000 of our newly-issued common shares, par value $0.01 per share, under its warrants by a cashless exercise, at an exercise price of $4.25 a share. As a result of this cashless exercise, we issued 24,097 common shares to Kingsbridge, retaining 15,903 common shares, valued at approximately $10.69 a share, in payment of the exercise price, and Kingsbridge's warrants entitled it to purchase 65,097 more common shares. On May 26, 2004, Kingsbridge Capital Limited purchased the remaining 65,097 of our newly-issued common shares under the warrants by a cashless exercise. As a result of this cashless exercise, we issued 47,475 common shares to Kingsbridge, retaining 17,622 common shares, valued at approximately $15.70 a share, in payment of the exercise price. Kingsbridge now has no warrants remaining to purchase common shares. The common shares were not registered, but were issued in reliance upon the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933.

      On April 27, 2004, CorRestore LLC exercised its warrant to purchase 380,000 of our newly-issued common shares, at $3.00 per share, for proceeds of $1,140,000. The common shares were not registered, but were issued in reliance upon the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our Annual Meeting of Shareholders was held on March 31, 2004. At the Annual Meeting, Bruce J. Barrett was elected as a director and the terms of office of Dr. James I. Ausman, Daniel S. Follis, Robert R. Henry and Joe B. Wolfe as directors continued after the meeting. 8,174,497 votes were cast for Mr. Barrett's election and 29,847 votes were withheld from Mr. Barrett's election. There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.1 Sixth Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 21, 2004.

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

      (b)   Reports on Form 8-K

            We filed a Current Report on Form 8-K on April 27, 2004, reporting under Item 5 that on April 27, 2004, CorRestore LLC exercised its warrant to purchase 380,000 of our newly-issued common shares, at $3.00 per share, for proceeds of $1,140,000. No financial statements were filed.

            In addition, we furnished a Current Report on Form 8-K on March 16, 2004, reporting under Item 12 that on March 16, 2004, we announced our financial results for our first quarter ended February 29, 2004 and certain other information. No financial statements were filed, although we furnished the financial information included in the press release furnished with the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Somanetics Corporation
                                     ---------------------------------
                                     (Registrant)

Date: July 8, 2004                   By:/s/ William M. Iacona
                                        -----------------------------------
                                     William M. Iacona
                                     Vice President, Finance, Controller, and
                                     Treasurer (Duly Authorized and Principal
                                     Financial Officer)

                                  EXHIBIT INDEX

Exhibit                                  Description
-------                                  -----------
10.1       Sixth Amendment, between Somanetics Corporation and First Industrial Mortgage
           Partnership, L.P., dated April 21, 2004.

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