Form 10-Q
period 2004-08-31
SOMANETICS CORP
filed 2004-10-07
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended AUGUST 31, 2004

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _____________ to ____________

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

                                 Yes ( ) No (X)

      Number of common shares outstanding at October 7, 2004: 10,134,782

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS

                                                                            August 31,     November 30,
                                                                               2004            2003
                                                                           ------------    ------------
                                                                           (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ........................................   $  6,341,338    $  2,239,192
      Accounts receivable ..............................................      1,750,359       2,018,615
      Inventory ........................................................        776,816       1,090,261
      Prepaid expenses .................................................        105,583         123,203
                                                                           ------------    ------------
           Total current assets ........................................      8,974,096       5,471,271
                                                                           ------------    ------------
PROPERTY AND EQUIPMENT (at cost):
      Machinery and equipment ..........................................      2,457,129       2,071,758
      Furniture and fixtures ...........................................        252,971         248,657
      Leasehold improvements ...........................................        171,882         171,882
                                                                           ------------    ------------
           Total .......................................................      2,881,982       2,492,297
      Less accumulated depreciation and amortization ...................     (1,868,431)     (1,782,559)
                                                                           ------------    ------------
           Net property and equipment ..................................      1,013,551         709,738
                                                                           ------------    ------------
OTHER ASSETS:
      Intangible assets, net ...........................................        954,654         959,838
      Other ............................................................         15,000          15,000
                                                                           ------------    ------------
           Total other assets ..........................................        969,654         974,838
                                                                           ------------    ------------
TOTAL ASSETS ...........................................................   $ 10,957,301    $  7,155,847
                                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable .................................................   $    515,486    $    641,232
      Accrued liabilities ..............................................        368,528         349,547
                                                                           ------------    ------------
           Total current liabilities ...................................        884,014         990,779
                                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES ..........................................
SHAREHOLDERS' EQUITY:
      Preferred shares; authorized, 1,000,000 shares of $.01 par value;
           no shares issued or outstanding .............................              -               -
      Common shares; authorized, 20,000,000 shares of $.01 par value;
           issued and outstanding, 10,134,782 shares at August 31, 2004,
           and 9,298,669 shares at November 30, 2003 ...................        101,348          92,987
      Additional paid-in capital .......................................     62,318,465      59,660,804
      Accumulated deficit ..............................................    (52,346,526)    (53,588,723)
                                                                           ------------    ------------
           Total shareholders' equity ..................................     10,073,287       6,165,068
                                                                           ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................   $ 10,957,301    $  7,155,847
                                                                           ============    ============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months                 Nine Months
                                                      Ended August 31,            Ended August 31,
                                                  ------------------------   -------------------------
                                                     2004          2003         2004          2003
                                                  -----------   ----------   -----------   -----------
NET REVENUES ..................................   $ 3,076,373   $2,303,880   $ 8,779,614   $ 6,458,268
COST OF SALES .................................       443,837      519,545     1,483,546     1,530,937
                                                  -----------   ----------   -----------   -----------
GROSS MARGIN ..................................     2,632,536    1,784,335     7,296,068     4,927,331
                                                  -----------   ----------   -----------   -----------

OPERATING EXPENSES:
      Research, development and engineering ...        87,001       85,435       269,418       328,214
      Selling, general and administrative .....     2,019,128    1,628,322     5,810,669     4,867,270
                                                  -----------   ----------   -----------   -----------
             Total operating expenses .........     2,106,129    1,713,757     6,080,087     5,195,484
                                                  -----------   ----------   -----------   -----------
OPERATING INCOME (LOSS) .......................       526,407       70,578     1,215,981      (268,153)
                                                  -----------   ----------   -----------   -----------
OTHER INCOME:
      Interest income .........................        13,315        4,876        26,216        18,785
                                                  -----------   ----------   -----------   -----------
      Total other income ......................        13,315        4,876        26,216        18,785
                                                  -----------   ----------   -----------   -----------
NET INCOME (LOSS) .............................   $   539,722   $   75,454   $ 1,242,197   $  (249,368)
                                                  -----------   ----------   -----------   -----------

NET INCOME (LOSS) PER COMMON
SHARE - BASIC .................................   $      0.05   $     0.01   $      0.13   $     (0.03)
                                                  -----------   ----------   -----------   -----------

NET INCOME (LOSS) PER COMMON
SHARE - DILUTED ...............................   $      0.05   $     0.01   $      0.11   $     (0.03)
                                                  -----------   ----------   -----------   -----------

WEIGHTED AVERAGE SHARES
      OUTSTANDING - BASIC .....................    10,098,237    9,101,397     9,662,716     9,086,613
                                                  ===========   ==========   ===========   ===========

WEIGHTED AVERAGE SHARES
      OUTSTANDING - DILUTED ...................    11,913,495    9,700,387    11,353,955     9,086,613
                                                  ===========   ==========   ===========   ===========

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the Nine Month
                                                                              Periods Ended
                                                                       --------------------------
                                                                       August 31,     August 31,
                                                                          2004           2003
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ................................................   $ 1,242,197    $  (249,368)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operations:
     Depreciation and amortization .................................       199,317        176,619
     Compensation expense for non-employee stock options ...........            --          7,224
     Changes in assets and liabilities:
        Accounts receivable (increase) decrease ....................       268,256       (172,333)
        Inventory (increase) decrease ..............................       313,445       (168,116)
        Prepaid expenses (increase) decrease .......................        17,620         (8,090)
        Accounts payable increase (decrease) .......................      (125,746)        82,219
        Accrued liabilities increase (decrease) ....................        18,981         (4,126)
                                                                       -----------    -----------
          Net cash provided by (used in) operations ................     1,934,070       (335,971)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment (net) ......................      (497,946)      (307,620)
                                                                       -----------    -----------
          Net cash (used in) investing activities ..................      (497,946)      (307,620)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares due to exercise
   of stock options and warrants ...................................     2,666,022        167,724
                                                                       -----------    -----------
          Net cash provided by financing activities ................     2,666,022        167,724
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS .......................................................     4,102,146       (475,867)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD .........................................................     2,239,192      2,381,808
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, END
 OF PERIOD .........................................................   $ 6,341,338    $ 1,905,941
                                                                       ===========    ===========

Supplemental Disclosure of Non cash investing activities:
 Issuance of warrants in connection with
  license acquisition (Note 2) .....................................                  $    44,793

                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2004

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

      The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the nine-month period ended August 31, 2004 do not necessarily indicate the results that you should expect for the year ending November 30, 2004. You should read the unaudited interim financial statements together with the financial statements and related notes for the year ended November 30, 2003 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                              August 31, 2004   November 30, 2003
                              ---------------   -----------------
Finished goods.............      $  403,191        $   354,024
Work in process............          26,680            173,193
Purchased components.......         346,945            563,044
                                 ----------        -----------
   Total...................      $  776,816        $ 1,090,261
                                 ==========        ===========

      Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. We offer to our United States customers a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase SomaSensors. The Cerebral Oximeters that are shipped to our customers are classified as property and equipment and are depreciated over five years. During the first three quarters of fiscal 2004, we capitalized approximately $405,000 in costs for Cerebral Oximeters being used as demonstration and no-cap units, and during the first three quarters of fiscal 2003 we capitalized approximately $257,000 in costs for such units. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.

      Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

                                       August 31, 2004   November 30, 2003
                                       ---------------   -----------------
Patents and trademarks...............       111,733            111,733
  Less accumulated amortization......       (86,172)           (80,988)
                                          ---------          ---------
        Total........................     $  25,561          $  30,745
                                          =========          =========

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2004

      Amortization expense for the nine months ended August 31, 2004 and August 31, 2003 was approximately $5,200. Amortization expense for each of the next four fiscal years is expected to be approximately $6,900 per year, and approximately $3,100 in fiscal 2008.

      License acquisition costs are related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore(TM) System, and related products and accessories. The total carrying amount of these license acquisition costs is as follows:

                                       August 31, 2004   November 30, 2003
                                       ---------------   -----------------
License acquisition costs ..........      $ 929,093          $ 929,093

      License acquisition costs are intangible assets with indefinite lives that are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

      Stock Options We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. However, we have also adopted the enhanced disclosure provisions as defined by Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." During the first three quarters of fiscal 2004 and fiscal 2003, we granted 50,500 and 471,000 stock options, respectively, to our employees and directors, and we issued 318,276 and 74,171 newly-issued common shares, respectively, as a result of stock option exercises.

                                                FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                AUGUST 31,      AUGUST 31,      AUGUST 31,      AUGUST 31,
                                                ----------      ---------      -----------      ---------
                                                   2004           2003            2004            2003
                                                ----------      ---------      -----------      ---------
Net income (loss) ..........................     $ 539,722      $  75,454      $ 1,242,197      $(249,368)
Add:  Stock-based employee compensation
  included in actual net income (loss)......     $       0      $   4,732      $         0      $   7,224
Deduct:  Total stock-based employee
  compensation expense, had fair value
  method been applied ......................     $(197,198)     $(243,487)     $  (566,590)     $(535,284)
                                                 ---------      ---------      -----------      ---------
Pro-forma net income (loss) ................     $ 342,524      $(163,301)     $   675,607      $(777,428)
                                                 =========      =========      ===========      =========
Net income (loss) per common share -
  diluted ..................................     $     .05      $     .01      $       .11      $    (.03)
Pro forma net income (loss) per common
  share - diluted ..........................     $     .03      $    (.02)     $       .06      $    (.09)

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2004

      Net Income (Loss) Per Common Share - basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding - diluted, for the three and nine months ended August 31, 2004, includes the potential dilution that could occur for common stock issuable under stock options or warrants. For the three and nine months ended August 31, 2004, the difference between weighted average shares - diluted and weighted average shares - basic is calculated as follows:

                                        Three Months       Nine Months
                                        ------------       -----------
Weighted average shares - basic          10,098,237         9,662,716
Add:  effect of dilutive common
shares and warrants                       1,815,258         1,691,239
                                         ----------        ----------
Weighted average shares - diluted        11,913,495        11,353,955

For the three months ended August 31, 2003, the difference between weighted average shares - diluted and weighted average shares - basic is calculated as follows:

                                       Three Months
                                       ------------
Weighted average shares - basic          9,101,397
Add:  effect of dilutive common
shares and warrants                        598,990
                                         ---------
Weighted average shares - diluted        9,700,387

Common shares issuable under stock options and warrants have not been included in the computation of net loss per common share - diluted for the nine months ended August 31, 2003, because such inclusion would be antidilutive. For the three and nine months ended August 31, 2004, there were approximately 22,000 stock options outstanding that were excluded from the computation of net income per common share - diluted, as the exercise price of these options exceeded the average price per share of our common shares. In addition, there were approximately 1,866,000 warrants outstanding that were excluded from the computation, as the warrants are contingent on achieving specified future sales targets. As of August 31, 2004 and August 31, 2003, we had outstanding warrants and options to purchase common shares of 4,439,915 and 5,509,502, respectively.

3. ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                   August 31, 2004  November 30, 2003
                                                   ---------------  -----------------
Incentive compensation ..........................      $178,373         $166,360
Sales commissions ...............................        87,370          123,356
Independent sales representative termination ....        80,000               --
Royalty .........................................        13,635           13,645
Warranty ........................................         9,150            5,850
Insurance .......................................            --           29,836
Professional fees ...............................            --           10,500
                                                       --------         --------
 Total ..........................................      $368,528         $349,547
                                                       ========         ========

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2004

4. COMMITMENTS AND CONTINGENCIES

      We may become subject to products liability claims by patients or physicians, and may become a defendant in products liability or malpractice litigation. We have obtained products liability insurance and an umbrella policy. We might not be able to maintain such insurance or such insurance might not be sufficient to protect us against products liability.

5. COMMON STOCK

      During fiscal 2004, we have granted the following 10-year stock options to our employees, with the exercise price being equal to the closing sale price of our common shares on the date of grant:

                   NUMBER OF        EXERCISE       NUMBER OF
   DATE             OPTIONS           PRICE        EMPLOYEES
   ----            ---------        --------       ---------
12/12/2003          10,000           $ 6.35            1
 1/28/2004          10,000           $ 9.25            1
 3/30/2004           1,500           $12.00            1
 3/31/2004           3,000           $12.93            1
 4/12/2004           1,500           $13.19            1
  8/9/2004           7,500           $10.70            3
 8/16/2004           3,000           $11.05            1

      In addition, on March 30, 2004, we granted 10-year options under the 1997 Stock Option Plan to purchase 14,000 common shares to four of our directors at an exercise price of $12.00 per share (the closing sale price of the common shares as of the date of grant).

      During the nine months ended August 31, 2004, we issued 318,276 common shares as a result of stock option exercises, for proceeds of approximately $1,526,000.

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

      In June 2004, Brean Murray & Co., Inc. purchased 100,000 common shares under its warrants by a cashless exercise. As a result of this cashless exercise, we issued 66,265 common shares to Brean Murray & Co., Inc., retaining 33,735 common shares in payment of the exercise price. Brean Murray & Co., Inc. now has no warrants remaining to purchase common shares.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2004

6. SEGMENT INFORMATION

      We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 95% of our net revenues in the first three quarters of fiscal 2004 were derived from our INVOS Cerebral Oximeter product line, compared to 91% of our net revenues in the first three quarters of fiscal 2003.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2004

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

      During fiscal 2003 and the first three quarters of fiscal 2004, our primary activities consisted of sales and marketing of the Cerebral Oximeter, the related disposable SomaSensor, and the CorRestore System.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2004

      As described in more detail below, we achieved net income for the quarter and nine months ended August 31, 2004 of approximately $540,000 and $1,242,000, or $0.05 and $0.11 per diluted common share, respectively. Our net income for the nine months was primarily a result of our 36% increase in net revenues, and a seven percentage point increase in gross margin percentage. Our increase in net revenues was primarily a result of increased unit sales and increased average selling prices for our disposable SomaSensor in the United States. Our increase in gross margin percentage was also primarily attributable to the increase in average selling prices for our disposable SomaSensors, as well as the reduction in the cost of our disposable SomaSensor by approximately 40%, effective May 2004, as a result of changes in our manufacturing process. Our operating expenses increased approximately 17% for the nine month period primarily due to increased commissions paid to our independent sales representative firms and direct sales employees as a result of increased sales, and increased salaries as a result of our hiring additional direct sales personnel in the first nine months of 2004. In the fourth quarter of 2004, we expect to increase expenses associated with the sales and marketing of our products. We had approximately $1,934,000 of cash provided by operations in the first three quarters of fiscal 2004, and a net increase in cash and cash equivalents of approximately $4,102,000, primarily as a result of the exercise of stock options and warrants, in addition to our net income. For 2004, we expect to realize a net increase in cash and cash equivalents of approximately $4,300,000 to $4,800,000. We project an increase in net revenues for fiscal 2004 of 31% to 37%, with fourth quarter 2004 revenues expected to be in the range of $3,500,000 to $4,000,000. We also project net income per diluted common share of $0.15 to $0.17 for fiscal 2004.

THREE MONTHS ENDED AUGUST 31, 2004 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2003

      Our net revenues increased $772,493, or 34%, from $2,303,880 in the three-month period ended August 31, 2003 to $3,076,373 in the three-month period ended August 31, 2004. The increase in net revenues is attributable to an increase in United States sales of approximately $792,000, or 44%, from approximately $1,808,000 in the third quarter of fiscal 2003 to approximately $2,600,000 in the third quarter of fiscal 2004. This increase is primarily due to an increase in sales of the disposable SomaSensor of approximately $748,000, or 47%. In addition, we realized an increase in sales of the Cerebral Oximeter of approximately $35,000, or 32%, and an increase in sales of the CorRestore System of approximately $9,000, or 8%.

These increases were partially offset by a decrease in international sales of approximately $19,000, or 4%, from approximately $495,000 in the third quarter of fiscal 2003 to approximately $476,000 in the third quarter of fiscal 2004, primarily due to the timing of purchases by Tyco Healthcare in Europe.

      During the quarter, we achieved a 24% increase in the average selling price of SomaSensors in the United States. The increase in the average selling price is attributable to

         - the addition of new customers at our higher suggested retail prices, which were effective September 1, 2003,

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2004

      In addition, we had a 19% increase in SomaSensor unit sales in the United States to 28,700 units. We expect the average selling price of SomaSensors in the United States will increase by approximately 20% in 2004 compared to 2003, as a result of the factors described above.

      We placed 52 Cerebral Oximeters in the United States and 20 internationally in the third quarter of 2004, and our installed base of Cerebral Oximeters in the United States is approximately 700 as of August 31, 2004.

      Approximately 15% of our net revenues in the third quarter of fiscal 2004 were from export sales, compared to approximately 21% of our net revenues in the third quarter of fiscal 2003. We expect international net revenues to represent approximately 15% to 20% of total net revenues in 2004.

      One international distributor accounted for approximately 10% of our net revenues for the three months ended August 31, 2004, and one international distributor accounted for approximately 17% of our net revenues for the three months ended August 31, 2003.

      Sales of our products as a percentage of net revenues were as follows:

                                       PERCENT OF NET REVENUE
                                       THIRD QUARTER OF FISCAL
PRODUCT                                2004              2003
-------                                ----              ----
SomaSensors........................     85%               73%
Cerebral Oximeters.................     11%               22%
CorRestore Systems.................      4%                5%
                                       ---               ---
    Total..........................    100%              100%
                                       ===               ===

For 2004, we expect sales of SomaSensors to account for 75% to 80% of net revenues, sales of Cerebral Oximeters 15% to 20%, and sales of CorRestore Systems 5%.

      Gross margin as a percentage of net revenues was approximately 86% for the quarter ended August 31, 2004 and approximately 77% for the quarter ended August 31, 2003. The increase in gross margin as a percentage of net revenues is attributable to

            - a change in the sales mix with increased sales of the disposable SomaSensor, which has a higher gross margin than the Cerebral Oximeter or CorRestore System,

            - the increase in the average selling price of SomaSensors described above,

            - a reduction in the cost of our SomaSensor by approximately 40%, in May 2004, as a result of changes in our manufacturing process, and

            - a change in the sales mix with increased sales in the United States, which have higher gross margins than our international sales to distributors.

We expect gross margins to remain constant in the fourth quarter of fiscal 2004, subject to a potential offset by an increase in international sales, which have lower gross margins than sales in the United States.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2004

      Our research, development and engineering expenses increased $1,566, from $85,435 for the three months ended August 31, 2003 to $87,001 for the three months ended August 31, 2004.

      Selling, general and administrative expenses increased $390,806, or 24%, from $1,628,322 for the three months ended August 31, 2003 to $2,019,128 for the three months ended August 31, 2004. The increase in selling, general and administrative expense is attributable to

         - a $227,000 increase in salaries, wages, commissions and related expenses, primarily as a result of increased headcount, principally sales and marketing (from an average of 29 employees for the three months ended August 31, 2003 to an average of 34 employees for the three months ended August 31,
                  2004), and increased sales commissions paid to our sales employees,

         - an $84,000 increase in commissions paid to our independent sales representative firms as a result of increased sales, and

         - a $72,000 increase in accrued incentive compensation expense as a result of our fiscal 2004 year-to-date financial performance, in accordance with our 2004 Incentive Compensation Plan.

We expect our selling, general and administrative expenses to increase in the fourth quarter primarily as a result of sales personnel added near the end of the third quarter, increased commissions payable to our sales employees and to independent sales representative firms, and increased sales and marketing expenses.

      For the three-month period ended August 31, 2004, we realized net income of $.05 per diluted share, compared to net income of $.01 in the same period in fiscal 2003. This is primarily attributable to

         -        a 34% increase in net revenues, and

         -        a 9% increase in gross margin percentage.

For the three months ended August 31, 2004, we experienced a 23% increase in our operating expenses.

NINE MONTHS ENDED AUGUST 31, 2004 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2003

      Our net revenues increased $2,321,346, or 36%, from $6,458,268 in the nine-month period ended August 31, 2003 to $8,779,614 in the nine-month period ended August 31, 2004. The increase in net revenues is attributable to

      - an increase in United States sales of approximately $2,118,000, or 40%, from approximately $5,272,000 in the first three quarters of fiscal 2003 to approximately $7,390,000 in the first three quarters of fiscal 2004. This increase is due to an increase in sales of the disposable SomaSensor of approximately $2,085,000, or 48%, and an increase in Cerebral Oximeter revenues of approximately $199,000, or 52%, due to purchases by pediatric hospitals. This increase was partially offset by a decrease in sales of the CorRestore System of approximately $166,000, or 29%, and

      - an increase in international sales of approximately $203,000, or 17%, from approximately $1,186,000 in the first three quarters of fiscal 2003 to approximately $1,389,000 in the first three quarters of fiscal 2004, primarily attributable to increased purchases of the Cerebral Oximeter by Edwards Lifesciences Ltd. in Japan.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2004

      During the nine months ended August 31, 2004, we had a 23% increase in the average selling price of SomaSensors in the United States, as described above, and a 20% increase in SomaSensor unit sales in the United States to 80,604 units. We placed 126 Cerebral Oximeters in the United States and 66 internationally in the first nine months of 2004.

      Approximately 16% of our net revenues in the first three quarters of fiscal 2004 were from export sales, compared to approximately 18% of our net revenues in the first three quarters of fiscal 2003. One international distributor accounted for approximately 13% of net revenues for the nine months ended August 31, 2003.

      Sales of our products as a percentage of net revenues were as follows:

                                                 PERCENT OF NET REVENUE
                                             FIRST THREE QUARTERS OF FISCAL
PRODUCT                                      2004                     2003
-------                                      ----                     ----
SomaSensors........................           81%                      74%
Cerebral Oximeters.................           14%                      17%
CorRestore Systems.................            5%                       9%
                                             ---                      ---
    Total..........................          100%                     100%
                                             ===                      ===

      Gross margin as a percentage of net revenues was approximately 83% for the nine months ended August 31, 2004 and approximately 76% for the nine months ended August 31, 2003. The increase in gross margin as a percentage of net revenues is primarily attributable to the increase in the average selling price of SomaSensors described above, and a change in the sales mix with increased sales of the disposable SomaSensor, which have higher gross margins than the Cerebral Oximeter or CorRestore System.

      Our research, development and engineering expenses decreased $58,796, or 18%, from $328,214 for the nine months ended August 31, 2003 to $269,418 for the nine months ended August 31, 2004. The decrease is primarily attributable to approximately $47,000 in decreased costs associated with the development of the CorRestore System, and approximately $25,000 in decreased costs associated with the Cerebral Oximeter.

      Selling, general and administrative expenses increased $943,399, or 19%, from $4,867,270 for the nine months ended August 31, 2003 to $5,810,669 for the nine months ended August 31, 2004. The increase in selling, general and administrative expense is attributable to

      - a $436,000 increase in salaries, wages, commissions and related expenses, primarily as a result of increased headcount, principally sales and marketing (from an average of 29 employees for the nine months ended August 31, 2003 to an average of 32 employees for the nine months ended August 31, 2004), and increased sales commissions paid to our sales employees,

      - a $371,000 increase in commissions paid to our independent sales representatives as a result of increased sales,

      - $96,000 in costs associated with the termination of some of our independent sales representative firms in the second quarter of fiscal 2004,

      - a $72,000 increase in accrued incentive compensation expense as a result of our fiscal 2004 year-to-date financial performance, in accordance with our 2004 Incentive Compensation Plan,

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2004

      - a $40,000 increase in clinical research expense, primarily as a result of Dr. Murkin's prospective, randomized study in cardiac surgery, and

      - a $40,000 increase in insurance expense, primarily as a result of a products liability insurance premium refund received in fiscal 2003.

These increases were partially offset by a $176,000 decrease in customer education expenses for the CorRestore System.

      For the nine-month period ended August 31, 2004, we realized net income of $.11 per diluted share, compared to a net loss of $.03 per share in fiscal 2003. This is primarily attributable to

      -     a 36% increase in net revenues, and

      -     a 7% increase in gross margin percentage.

For the nine months ended August 31, 2004, we experienced a 17% increase in our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operations during the nine-month period ended August 31, 2004 was approximately $1,934,000. Cash was provided by

            - our net income of approximately $1,242,000, and depreciation and amortization expense of approximately $199,000,

            - a decrease in inventories of approximately $313,000, primarily as a result of third quarter 2004 sales and no-cap monitor placements, and our new lower cost SomaSensor which we began shipping in May 2004, and

            - a decrease in accounts receivable of approximately $268,000, primarily because of the timing of sales in the third quarter of 2004 as compared to the fourth quarter of 2003, and more timely collections in the third quarter of fiscal 2004, partially offset by higher sales in the third quarter of 2004 than the fourth quarter of 2003, and

            - an increase in accrued liabilities of approximately $19,000, primarily as a result of an accrual for costs associated with the termination of some of our independent sales representative firms in the second quarter of fiscal 2004 which was paid in September 2004, partially offset by payments made in fiscal 2004 for 2003 accrued sales commissions and insurance.

Cash provided by operations was partially offset by a decrease in accounts payable of approximately $126,000, primarily as a result of lower inventory levels and more timely payments made to vendors in the first three quarters of fiscal 2004, partially offset by increased operating expenses such as sales commissions payable to our independent representative firms.

      Capital expenditures in the first nine months of fiscal 2004 were approximately $498,000. These expenditures were primarily for Cerebral Oximeter demonstration units and no-cap sales units.

      During the first three quarters of fiscal 2004, we issued 318,276 common shares as a result of stock option exercises, for proceeds of approximately $1,526,000.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2004

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

      In June 2004, Brean Murray & Co., Inc. purchased 100,000 common shares under its warrants by a cashless exercise. As a result of this cashless exercise, we issued 66,265 common shares to Brean Murray & Co., Inc., retaining 33,735 common shares in payment of the exercise price. Brean Murray & Co., Inc. now has no warrants remaining to purchase common shares.

      We expect our working capital requirements to increase as sales increase. We expect capital expenditures in 2004 will be approximately $700,000, primarily for new demonstration and no-cap equipment.

      As of August 31, 2004, we had working capital of $8,090,082, cash and cash equivalents of $6,341,338, total current liabilities of $884,014 and shareholder's equity of $10,073,287. We had an accumulated deficit of $52,346,526 through August 31, 2004.

      We believe that the cash and cash equivalents on hand at August 31, 2004 will be adequate to satisfy our operating and capital requirements for more than the next twelve months. For 2004, we expect to realize positive cash flow from operations, as well as a net increase in cash and cash equivalents, with year-end cash on hand expected to be approximately $6,500,000 to $7,000,000.

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

                                 AUGUST 31, 2004

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

      In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board. In addition, in December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," was issued by the Financial Accounting Standards Board, and amends Statement No. 123. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. During the first three quarters of fiscal 2004, we granted 50,500 stock options to our employees, and during the first three quarters of fiscal 2003, we granted 471,000 stock options to our employees and directors.

      Had we recognized compensation expense for stock options granted to employees in the first three quarters of fiscal 2004, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net income, on a pro forma basis, would have decreased by approximately $567,000, or $.05 per common share. Had we recognized compensation expense for our stock options granted to employees in the first three quarters of fiscal 2003, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net loss, on a pro forma basis, would have increased by approximately $528,000, or $.06 per common share.

      We offer to our customers in the United States a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase SomaSensors. We recognize revenue when we receive purchase orders from the customer for the disposable SomaSensors and ship the disposable SomaSensors to the customer. We do not recognize any revenue upon the initial shipment of the Cerebral Oximeter to the customer at no charge. We believe this is consistent with our stated revenue recognition policy, which is compliant with Staff Accounting Bulletin No. 104 and Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables."

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2004

CONTRACTUAL OBLIGATIONS

         The following information is provided as of August 31, 2004 with respect to our known contractual obligations specified in the following table, aggregated by type of contractual obligation:

                                                                      Payments due by period
                                                -------------------------------------------------------------------
                                                                 Less                                      More
                                                                than 1          1-3           3-5         than 5
           Contractual Obligations                 Total         year          years         years         years
--------------------------------------------    ----------    ----------    -----------   -----------   -----------
Long-term debt obligations..................     $      0      $      0      $      0      $      0       $     0
Capital lease obligations...................     $      0      $      0      $      0      $      0       $     0
Operating lease obligations.................     $753,900      $128,700      $282,600      $293,000       $49,600
Purchase obligations........................     $948,400      $948,400      $      0      $      0       $     0
Other long-term liabilities.................     $      0      $      0      $      0      $      0       $     0

Purchase obligations consist primarily of purchase orders executed for inventory components. During the second quarter of fiscal 2004, we entered into an amendment to our lease agreement, extending the term of the lease through December 31, 2009 and lowering the monthly base rent beginning August 1, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of August 31, 2004, and, based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of August 31, 2004. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our third fiscal quarter ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                            PART II OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On June 23, 2004, Brean Murray & Co., Inc. purchased 100,000 of our newly-issued common shares, par value $0.01 per share, under its warrants by a cashless exercise, at an exercise price of $5.10 a share. As a result of this cashless exercise, we issued 66,265 common shares to Brean Murray & Co., Inc., retaining 33,735 common shares, valued at approximately $15.12 a share, in payment of the exercise price. Brean Murray & Co., Inc. now has no warrants remaining to purchase common shares. The common shares were not registered, but were issued in reliance upon the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933.

ITEM 6.  EXHIBITS

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

                                   Somanetics Corporation
                                   ------------------------------
                                   (Registrant)

Date: October 7, 2004              By:/s/ William M. Iacona
                                      -----------------------
                                   William M. Iacona
                                   Vice President, Finance, Controller, and
                                   Treasurer (Duly Authorized and Principal
                                   Financial Officer)

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