Form 10-Q
period 2005-02-28
SOMANETICS CORP
filed 2005-04-11
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended FEBRUARY 28, 2005

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from ______ to _______

                         Commission file number 0-19095

                             SOMANETICS CORPORATION
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                          38-2394784
  State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

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

                                 Yes [ ] No [X]

        Number of common shares outstanding at April 11, 2005: 10,175,782

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS

                                                                                  February 28,      November 30,
                                                                                     2005               2004
                                                                                 -------------      -------------
                                                                                  (Unaudited)         (Audited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .............................................      $  7,502,506       $  7,069,542
    Accounts receivable ...................................................         2,312,049          2,022,544
    Inventory .............................................................           663,979            682,910
    Prepaid expenses ......................................................           183,794            257,893
    Deferred tax asset - current ..........................................           575,184            510,000
                                                                                 ------------       ------------
       Total current assets ...............................................        11,237,512         10,542,889
                                                                                 ------------       ------------
PROPERTY AND EQUIPMENT (at cost):
    Demonstration and no-cap sales equipment at customers .................         1,690,020          1,628,431
    Machinery and equipment ...............................................           712,007            704,581
    Furniture and fixtures ................................................           255,044            255,044
    Leasehold improvements ................................................           171,882            171,882
                                                                                 ------------       ------------
       Total ..............................................................         2,828,953          2,759,938
    Less accumulated depreciation and amortization ........................        (1,686,808)        (1,675,881)
                                                                                 ------------       ------------
       Net property and equipment .........................................         1,142,145          1,084,057
                                                                                 ------------       ------------
OTHER ASSETS:
    Deferred tax asset - non-current ......................................         5,834,309          6,190,000
    Intangible assets, net ................................................           951,198            952,926
    Other .................................................................            15,000             15,000
                                                                                 ------------       ------------
       Total other assets .................................................         6,800,507          7,157,926
                                                                                 ------------       ------------
TOTAL ASSETS ..............................................................      $ 19,180,164       $ 18,784,872
                                                                                 ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ......................................................      $    697,396       $    529,097
    Accrued liabilities ...................................................           303,204            703,109
                                                                                 ------------       ------------
       Total current liabilities ..........................................         1,000,600          1,232,206
                                                                                 ------------       ------------
COMMITMENTS AND CONTINGENCIES .............................................
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding ....................................                 -                  -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 10,147,282 shares at February 28, 2005,
       and 10,137,782 shares at November 30, 2004 .........................           101,473            101,378
    Additional paid-in capital ............................................        62,396,312         62,333,435
    Accumulated deficit ...................................................       (44,318,221)       (44,882,147)
                                                                                 ------------       ------------
       Total shareholders' equity .........................................        18,179,564         17,552,666
                                                                                 ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................      $ 19,180,164       $ 18,784,872
                                                                                 ============       ============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              For the Three-Month
                                                                Periods Ended
                                                        -------------------------------
                                                         February 28,      February 29,
                                                            2005               2004
                                                        -------------      ------------
NET REVENUES .....................................      $  4,032,617       $  2,670,265
COST OF SALES ....................................           550,149            520,393
                                                        ------------       ------------
GROSS MARGIN .....................................         3,482,468          2,149,872
                                                        ------------       ------------

OPERATING EXPENSES:
      Research, development and engineering ......            95,802             87,690
      Selling, general and administrative ........         2,576,136          1,774,900
                                                        ------------       ------------
                Total operating expenses .........         2,671,938          1,862,590
                                                        ------------       ------------
OPERATING INCOME .................................           810,530            287,282
                                                        ------------       ------------

OTHER INCOME:
      Interest income ............................            43,903              5,462
                                                        ------------       ------------
          Total other income .....................            43,903              5,462
                                                        ------------       ------------
NET INCOME BEFORE INCOME TAXES ...................           854,433            292,744
                                                        ------------       ------------

INCOME TAX PROVISION .............................          (290,507)                --
                                                        ------------       ------------

NET INCOME .......................................      $    563,926       $    292,744
                                                        ------------       ------------

NET INCOME PER COMMON
  SHARE - BASIC ..................................      $        .06       $        .03
                                                        ------------       ------------

NET INCOME PER COMMON
  SHARE - DILUTED ................................      $        .05       $        .03
                                                        ------------       ------------

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC ............................        10,140,015          9,308,607
                                                        ============       ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED ..........................        11,840,093         11,296,295
                                                        ============       ============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          For the Three Month
                                                                                            Periods Ended
                                                                                    ------------------------------
                                                                                    February 28,      February 29,
                                                                                        2005              2004
                                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................................      $   563,926       $   292,744
  Adjustments to reconcile net income to net cash provided by operations:
      Income tax provision ...................................................          290,507                --
      Depreciation and amortization ..........................................           82,563            60,740
      Changes in assets and liabilities:
          Accounts receivable (increase) decrease ............................         (289,505)          377,988
          Inventory (increase) ...............................................          (95,398)          (56,061)
          Prepaid expenses (increase) decrease ...............................           74,099           (49,539)
          Accounts payable increase (decrease) ...............................          168,299          (264,127)
          Accrued liabilities (decrease) .....................................         (399,905)         (110,756)
                                                                                    -----------       -----------
            Net cash provided by operations ..................................          394,586           250,989
                                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment (net) ................................          (24,594)          (30,922)
                                                                                    -----------       -----------
            Net cash (used in) investing activities ..........................          (24,594)          (30,922)
                                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares due to exercise
    of stock options .........................................................           62,972            67,828
                                                                                    -----------       -----------
            Net cash provided by financing activities ........................           62,972            67,828
                                                                                    -----------       -----------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS ................................................................          432,964           287,895

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ..................................................................        7,069,542         2,239,192
                                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD ..................................................................      $ 7,502,506       $ 2,527,087
                                                                                    ===========       ===========

Supplemental Disclosure of Non cash investing activities:
  Demonstration and no-cap sales equipment capitalized
    from inventory (Note 2) ..................................................      $   114,329       $   135,981

                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2005

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

      The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the three-month period ended February 28, 2005 do not necessarily indicate the results that you should expect for the year ending November 30, 2005. You should read the unaudited interim financial statements together with the financial statements and related notes for the year ended November 30, 2004 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                             February 28, 2005          November 30, 2004
                             -----------------          -----------------
Purchased components ...         $340,003                   $323,053
Finished goods .........          302,968                    358,815
Work in process ........           21,008                      1,042
                                 --------                   --------
     Total .............         $663,979                   $682,910
                                 ========                   ========

      Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. We offer to our United States customers a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase SomaSensors. The Cerebral Oximeters that are shipped to our customers are classified as no-cap sales equipment and are depreciated over five years. During the first quarter of fiscal 2005 and fiscal 2004, costs capitalized from inventory for Cerebral Oximeters being used as demonstration and no-cap sales equipment at customer locations were approximately $114,000 and $136,000, respectively. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.

      Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

                                        February 28, 2005        November 30, 2004
                                        -----------------        -----------------
Patents and trademarks ............          111,733                  111,733
  Less accumulated amortization ...          (89,628)                 (87,900)
                                           ---------                ---------
     Total ........................        $  22,105                $  23,833
                                           =========                =========

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2005

      Amortization expense for the three months ended February 28, 2005 and February 29, 2004 was approximately $1,700. Amortization expense for each of the next three fiscal years is expected to be approximately $6,900 per year, and approximately $3,100 in fiscal 2008.

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

      License acquisition costs consist of professional service fees recorded at cost, our estimate of the fair value of the ten-year vested stock options to purchase 50,000 common shares at $3.00 a share granted to one of our then current directors in connection with negotiating and assisting us in completing the transaction, and our estimate of the fair value of the 400,000 common share vested portion of the five-year warrants to purchase common shares at $3.00 a share issued in the transaction. Consistent with the treatment of the warrants to purchase 400,000 common shares, we intend to include in license acquisition costs, and additional paid in capital, the fair value of the vested portion of the warrants to purchase 2,100,000 common shares, estimated using the Black-Scholes valuation model, when and if they become vested. However, we do not expect any of these warrants to become vested before their November 21, 2006 expiration date, based on sales of CorRestore products to date.

      The total carrying amount of these license acquisition costs is as follows:

                                        February 28, 2005        November 30, 2004
                                        -----------------        -----------------
License acquisition costs........           $ 929,093                $ 929,093

      License acquisition costs are intangible assets with indefinite lives that are reviewed annually for impairment at the end of our fiscal year, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. We evaluate impairment by comparing the fair value of the intangible asset, determined using a cash flow method, with its carrying value.

      Stock Options In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share Based Payment. This Statement, which is effective for interim or annual reporting periods that begin after June 15, 2005, revises Statement No. 123, "Accounting for Stock-Based Compensation," and requires that compensation costs related to share-based payment transactions, including stock options, restricted stock and restricted stock units be recognized in the financial statements. This Statement will be effective for our fiscal quarter ending November 30, 2005. We

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2005

expect the equity compensation to be recognized in our statement of operations for fiscal 2005, related to unvested stock options as of our required adoption date, will be the equivalent of $.01 per diluted common share, and we expect the impact for fiscal 2006 will be approximately $.03 per diluted common share. The future approval of any additional equity incentive plans would have an additional impact on our financial statements.

      We currently account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. However, we have also adopted the enhanced disclosure provisions as defined by Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." During the first quarter of fiscal 2005 we did not grant any stock options, and four of our employees and one of our former consultants exercised stock options to purchase 9,500 newly-issued common shares. During the first quarter of fiscal 2004, we granted 20,000 stock options to our employees, and four of our employees and one of our former directors exercised stock options to purchase 15,011 newly-issued common shares.

      Had compensation expense for stock options that vested in the first quarter been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, our results of operations, on a pro forma basis, would have been as follows:


                                                  FOR THE QUARTER ENDED
                                              FEBRUARY 28,     FEBRUARY 29,
                                                  2005             2004
                                              ------------     ------------
Net income ..............................       $ 563,926       $ 292,744
Add: Stock-based employee compensation
  included in actual net income .........       $       0       $       0
Deduct: Total stock-based employee
  compensation expense, had fair value
  method been applied ...................       $(197,268)      $(178,209)
                                                ---------       ---------
Pro-forma net income ....................       $ 366,658       $ 114,535
                                                =========       =========
Net income per common share - diluted ...       $     .05       $     .03

Pro forma net income per common
  share - diluted .......................       $     .03       $     .01

      Net Income Per Common Share - basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding - diluted includes the potential dilution that could occur for common stock issuable under stock options or warrants. The difference between weighted average shares - diluted and weighted average shares
- basic is calculated as follows:

                                       February 28, 2005        February 29, 2004
                                       -----------------        -----------------
Weighted average shares - basic            10,140,015               9,308,607
Add: effect of dilutive common
shares and warrants                         1,700,078               1,987,688
                                           ----------              ----------
Weighted average shares - diluted          11,840,093              11,296,295

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2005

      For the quarters ended February 28, 2005 and February 29, 2004, the number of stock options that were excluded from the computation of net income per common share - diluted, because the exercise price of the options exceeded the average price per share of our common stock, was approximately 500 and 87,000, respectively. For the quarters ended February 28, 2005 and February 29, 2004, the number of warrants that were excluded from the computation, because the warrants are contingent on achieving specified future sales targets that we do not expect to achieve, was approximately 2,100,000 and 1,633,000, respectively. As of February 28, 2005 and February 29, 2004, we had outstanding warrants and options to purchase common shares of 4,426,815 and 5,300,841, respectively.

Reclassifications Certain reclassifications have been made to the financial statements for 2004 to conform to 2005 presentation.

3.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                            February 28, 2005           November 30, 2004
                                            -----------------           -----------------
Incentive compensation .......                  $135,000                    $390,978
Sales commissions ............                    75,712                     153,180
Professional fees ............                    55,000                      42,000
Royalty ......................                    12,907                       9,130
Warranty .....................                    12,500                      10,750
401(k) match .................                    12,085                      97,071
                                                --------                    --------
       Total .................                  $303,204                    $703,109
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

5.    COMMON STOCK

      During the first quarter of fiscal 2005, we issued 9,500 newly-issued common shares as a result of stock option exercises by employees and a former consultant, for proceeds of approximately $63,000.

      On February 24, 2005, our Board of Directors adopted the Somanetics Corporation 2005 Stock Incentive Plan, subject to shareholder approval at the 2005 Annual Meeting of Shareholders. The Plan permits us to grant stock options, including both nonqualified options and incentive options, restricted stock and restricted stock units to our officers, other employees, non-employee directors, consultants, advisors, independent contractors and agents, up to 600,000 common shares.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2005

6.    SEGMENT INFORMATION

      We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 97% of our net revenues in the first quarter of fiscal 2005 were derived from our INVOS Cerebral Oximeter product line, compared to 92% of our net revenues in the first quarter of fiscal 2004.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2005

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

      During fiscal 2004 and the first quarter of fiscal 2005, our primary activities consisted of sales and marketing of the Cerebral Oximeter, the related disposable SomaSensor, and the CorRestore System.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2005

      As described in more detail below, we achieved an increase in net income before income taxes of approximately 192%, primarily as a result of an increase in net revenues of approximately 51% and an increase in gross margin percentage to approximately 86%. Our increase in net revenues was primarily a result of increased unit sales and increased average selling prices for our disposable SomaSensor in the United States, and increased international sales. Our increase in gross margin percentage was also primarily attributable to the increase in average selling prices for our disposable SomaSensors, as well as the reduction in the cost of our disposable SomaSensor by approximately 40%, effective May 2004, as a result of changes in our manufacturing process. Our operating expenses increased approximately 43% for the quarter primarily due to our hiring additional sales personnel in fiscal 2004 and 2005, and increased commissions paid to our independent sales representative firms and direct sales employees as a result of increased sales. We had approximately $395,000 of cash provided by operations in the first quarter of fiscal 2005, and a net increase in cash and cash equivalents of approximately $433,000.

      For 2005, we project an increase in net revenues of approximately 47% to 52%, and we also project an increase in net income before income taxes of approximately 70% to 80%, to approximately $3.4 million to $3.6 million. In addition, we expect to realize a net increase in cash and cash equivalents of approximately $3 million, to approximately $10 million. While we do not expect to pay income taxes for fiscal 2005, beginning in the first quarter of 2005, we began recognizing income tax expense at an estimated effective tax rate of 34% on our statement of operations. As 2005 progresses and we assess our plans for future years, we will review the appropriateness of adjusting our deferred tax asset valuation allowance and recognizing additional net deferred tax assets.

THREE MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2004

      Our net revenues increased $1,362,352, or 51%, from $2,670,265 in the three-month period ended February 29, 2004 to $4,032,617 in the three-month period ended February 28, 2005. The increase in net revenues is primarily attributable to

      - an increase in United States sales of approximately $1,081,000, or 47%, from approximately $2,283,000 in the first quarter of fiscal 2004 to approximately $3,364,000 in the first quarter of fiscal 2005. This increase is primarily due to an increase in sales of the disposable SomaSensor of approximately $1,063,000, or 57%, as a result of a 37% increase in SomaSensor unit sales and a 15% increase in SomaSensor average selling prices, and an increase in Cerebral Oximeter revenues of approximately $75,000, or 29%, due to increased purchases by pediatric hospitals. This increase was partially offset by a decrease in sales of the CorRestore System of approximately $56,000, or 34%, and

      - an increase in international sales of approximately $281,000, or 73%, from approximately $387,000 in the first quarter of fiscal 2004 to approximately $668,000 in the first quarter of fiscal 2005, primarily attributable to increased purchases of the Cerebral Oximeter and SomaSensors by Tyco Healthcare.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2005

      As described above, during the first quarter we achieved a 15% increase in the average selling price of SomaSensors in the United States. The increase in the average selling price is primarily attributable to the addition of new customers at our higher suggested retail prices and increased sales of our pediatric SomaSensor, which sells for a premium price. In addition, as described above, we had a 37% increase in SomaSensor unit sales in the United States to 33,102 units. We expect that the average selling price of SomaSensors in the United States will increase by at least 10% in 2005 compared to 2004 as a result of the factors described above.

      We placed 66 new Cerebral Oximeters in the United States in the first quarter of 2005, and we estimate that the installed base of Cerebral Oximeters in the United States is approximately 835, in approximately 410 hospital accounts, as of February 28, 2005.

      Approximately 17% of our net revenues in the first quarter of fiscal 2005 were from export sales, compared to approximately 14% of our net revenues in the first quarter of fiscal 2004. We expect international net revenues to represent approximately 15% to 20% of total net revenues in 2005. During the first quarter of 2005, one international distributor (Europe) represented approximately 10% of our net revenues.

      Sales of our products as a percentage of net revenues were as follows:

                                  PERCENT OF NET REVENUE
                                 FIRST QUARTER OF FISCAL
PRODUCT                      2005                      2004
------------------------     ----                      ----
SomaSensors ............      80%                       76%
Cerebral Oximeters .....      17%                       16%
CorRestore Systems .....       3%                        8%
                             ---                       ---
    Total ..............     100%                      100%
                             ===                       ===

For 2005, we expect sales of SomaSensors to account for 75% to 80% of net revenues, sales of Cerebral Oximeters 15% to 20%, and sales of CorRestore Systems less than 5%.

      Gross margin as a percentage of net revenues was approximately 86% for the quarter ended February 28, 2005 and approximately 81% for the quarter ended February 29, 2004. The increase in gross margin as a percentage of net revenues is primarily attributable to the increase in the average selling price of SomaSensors described above, and the reduction in the cost of our SomaSensor by approximately 40%, in May 2004, as a result of changes in our manufacturing process. We expect our gross margin percentage to be approximately 87% in fiscal 2005, primarily due to the factors described above.

      Our research, development and engineering expenses increased approximately $8,000, or 9%, from $87,690 for the three months ended February 29, 2004 to $95,802 for the three months ended February 28, 2005. The increase is primarily attributable to increased development costs associated with the Cerebral Oximeter.

      Selling, general and administrative expenses increased approximately $801,000, or 45%, from $1,774,900 for the three months ended February 29, 2004 to $2,576,136 for the three months ended February 28, 2005, primarily due to a 66% increase in our sales and marketing expenses during the first quarter of fiscal 2005 because of our increased sales headcount and our increased sales and marketing efforts. The increase in selling, general and administrative expense is primarily attributable to

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2005

            - a $242,000 increase in travel, trade show and selling-related expenses as a result of our increased sales headcount and increased sales and marketing efforts,

            - a $213,000 increase in salaries, wages, and related expenses, primarily as a result of an increase in the number of employees, principally sales and marketing (from an average of 28 employees for the first quarter ended February 29, 2004 to an average of 37 employees for the first quarter ended February 28, 2005),

            - a $153,000 increase in commissions paid to our sales employees, as a result of hiring additional sales employees in fiscal 2004 and 2005 and increased sales,

            - an $89,000 increase in commissions paid to our independent sales representative firms as a result of increased sales,

            - a $63,000 increase in accrued incentive compensation expense due to our year-to-date 2005 financial performance, primarily increased sales and net income, in accordance with the 2005 Incentive Compensation Plan, and

            - $38,000 in costs for the first quarter of fiscal 2005 associated with our employer 401(k) matching program, which was implemented in the fourth quarter of fiscal 2004.

We expect our selling, general and administrative expenses to further increase in fiscal 2005, primarily as a result of our current plans to hire additional direct sales personnel in fiscal 2005, increased sales commissions payable to our independent sales representative firms as sales increase and increased sales and marketing expenses.

      During the first quarter of fiscal 2005, we began recognizing income tax expense at an estimated effective tax rate of 34% on our statement of operations, and we expect this to continue for future periods.

      For the three-month period ended February 28, 2005, we realized net income of $.05 per diluted common share, compared to $.03 per diluted common share for the first quarter of 2004. The increase in net income per diluted common share is primarily attributable to

            -     a 51% increase in net revenues, and

            -     a 5% increase in gross margin percentage.

We achieved the increase in net income despite a 43% increase in operating expenses and the recognition of income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operations during the three-month period ended February 28, 2005 was approximately $395,000. Cash was provided primarily by

            - net income of approximately $564,000, non-cash income tax expense of approximately $291,000, and depreciation and amortization expense of approximately $83,000,

            - an increase in accounts payable of approximately $168,000, primarily because of increased inventories, increased operating expenses, and the timing of payments to vendors, and

            - a decrease in prepaid expenses of approximately $74,000, primarily because of the amortization of prepaid insurance payments made in fiscal 2004.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2005

Cash provided by operations was partially offset by

            - a decrease in accrued liabilities of approximately $400,000, primarily due to payments made in the first quarter for incentive compensation, sales commissions for employees, and employer 401(k) matching contributions,

            - an increase in accounts receivable of approximately $290,000, primarily because of higher first quarter 2005 sales, and

            - an increase in inventories of approximately $95,000, primarily due to the increased acquisition of SomaSensors and components associated with our Cerebral Oximeter.

      Inventories on our balance sheet declined because we capitalized Cerebral Oximeters that are being used as demonstration units and no-cap sales equipment. We capitalized approximately $114,000 of costs from inventory for Cerebral Oximeters being used as demonstration units and no-cap sales equipment at customer locations during the first quarter of 2005, compared to approximately $136,000 in the first quarter of fiscal 2004. We depreciate these assets over five years.

      In addition, we had capital expenditures in the first three months of fiscal 2005 of approximately $25,000. These expenditures were primarily for tooling for the SomaSensor.

      During the first quarter of fiscal 2005, we issued 9,500 common shares as a result of stock option exercises by employees and a former consultant, for proceeds of approximately $63,000.

      As of February 28, 2005, we had working capital of $10,236,912, cash and cash equivalents of $7,502,506, total current liabilities of $1,000,600 and shareholder's equity of $18,179,564. We had an accumulated deficit of $44,318,221 through February 28, 2005.

      We believe that the cash and cash equivalents on hand at February 28, 2005 will be adequate to satisfy our operating and capital requirements for more than the next twelve months. For 2005, we expect to realize positive cash flow from operations, as well as a net increase in cash and cash equivalents, with year-end cash on hand expected to be approximately $10,000,000.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2005

      In fiscal years 2000, 2001 and 2003, we recorded an intangible asset related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories. License acquisition costs included our estimate of the fair value of ten-year vested stock options to purchase common shares granted to one of our directors in connection with negotiating and assisting us in completing the transaction, and our estimate of the fair value of the vested portion of five-year warrants to purchase common shares issued in the transaction. Consistent with the treatment of the vested warrants to purchase commmon shares, we intend to include in license acquisition costs, and additional paid in capital, the fair value of the vested portion of the unvested warrants to purchase common shares, estimated using the Black-Scholes valuation model, when and if they become vested. However, we do not expect any of these remaining warrants to become vested before their November 21, 2006 expiration date, based on sales of CorRestore products to date.

      We estimated the value of the stock options to purchase common shares and the vested warrants to purchase common shares using the Black-Scholes valuation model. The Black-Scholes valuation model requires the following assumptions: expected life period of the security, expected volatility of our stock price during the period, risk-free interest rate, and dividend yield. Given the assumptions inherent in the Black-Scholes valuation model, it would have been possible to calculate a different value for our intangible asset by changing one or more of the valuation model variables or by using a different valuation model. However, we believe that the model is appropriate, that the judgments and assumptions that we made at the time of valuation were also appropriate, and that the reported results would not have been materially different had one or more of the variables been different or had a different valuation model been used.

      We have adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and other intangible assets. The effect of adopting this Statement has been to discontinue amortizing our license acquisition costs related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories described above because we believe these licenses have an indefinite life. Therefore, we recorded no amortization expense related to these license acquisition costs in fiscal 2005 or 2004. It is possible to determine a different life for these licenses, and if they had a definite life, we would amortize the intangible asset over the remaining useful life. However, we believe it is appropriate to use an indefinite life for these licenses. Indefinite lived intangible assets are reviewed annually for impairment at the end of our fiscal year, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. We evaluate impairment by comparing the fair value of the intangible asset, determined using a cash flow method, with its carrying value.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2005

      We currently account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. During the first quarter of fiscal 2005, we did not grant any stock options to our employees, and during the first quarter of fiscal 2004, we granted 20,000 stock options to our employees.

      Had we recognized compensation expense for stock options that vested in the first quarter of fiscal 2005 and 2004, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net income, on a pro forma basis, would have decreased by approximately $197,000, or $.02 per diluted common share, and $178,000, or $.02 per diluted common share, respectively.

      During fiscal 2004, we adjusted our deferred tax asset valuation allowance resulting in the recognition of a deferred tax asset of $6,700,000 related to the expected future benefits of our net operating loss carryforwards, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent two fiscal years, and our forecast for future net income. The primary assumption underlying our determination that the net asset will be realized is that our revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2005. Our assessment of our deferred tax assets, and the reversal of part of our valuation allowance, included evaluating our financial plans and our future projected earnings, making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace.

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

      During the first quarter of fiscal 2005, we began recognizing income tax expense at an estimated effective tax rate of 34% on our statement of operations. As 2005 progresses and we assess our plans for future years, we will review the appropriateness of adjusting our deferred tax asset valuation allowance and recognizing additional net deferred tax assets.

      We offer to our customers in the United States a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase SomaSensors. We recognize SomaSensor revenue when we receive purchase orders and ship the product to the customer. Under our no-cap sales program, we do not recognize any revenue upon the initial shipment of the Cerebral Oximeter. At the time of shipment, we capitalize the Cerebral Oximeter as an asset and depreciate this asset over five years. We believe this is consistent with our stated revenue recognition policy, which is compliant with Staff Accounting Bulletin No. 104 and Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables."

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2005

CONTRACTUAL OBLIGATIONS

      As of February 28, 2005, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2004 under the caption "Contractual Obligations".

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

      Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of February 28, 2005, and, based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of February 28, 2005. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our first fiscal quarter ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 6.      EXHIBITS

             10.1 Somanetics Corporation 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Somanetics Corporation Current Report on Form 8-K, dated February 24, 2005.

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

                                       Somanetics Corporation
                                       (Registrant)

Date: April 11, 2005                   By: /s/ William M. Iacona
                                           ------------------------------------
                                       William M. Iacona
                                       Vice President, Finance, Controller, and
                                       Treasurer (Duly Authorized and Principal
                                       Financial Officer)

                                  EXHIBIT INDEX

Exhibit                                  Description
-------       ------------------------------------------------------------------
10.1          Somanetics Corporation 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Somanetics Corporation Current
              Report on Form 8-K, dated February 24, 2005.

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