Form 10-Q
period 2005-05-31
SOMANETICS CORP
filed 2005-07-08
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the quarterly period ended MAY 31, 2005

                                      OR

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
          For the transition period from ______________ to ____________

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

                  Yes [ ]                       No [X]

         Number of common shares outstanding at July 8, 2005: 10,365,333

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS

                                                                               May 31,        November 30,
                                                                                2005              2004
                                                                           --------------    --------------
                                                                             (Unaudited)        (Audited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..........................................    $    9,370,463    $    7,069,542
    Accounts receivable................................................         2,514,787         2,022,544
    Inventory..........................................................           741,184           682,910
    Prepaid expenses...................................................           151,523           257,893
    Deferred tax asset - current.......................................           554,921           510,000
                                                                           --------------    --------------
       Total current assets............................................        13,332,878        10,542,889
                                                                           --------------    --------------
PROPERTY AND EQUIPMENT (at cost):
    Demonstration and no-cap sales equipment at customers..............         1,804,003         1,628,431
    Machinery and equipment............................................           722,812           704,581
    Furniture and fixtures.............................................           262,723           255,044
    Leasehold improvements.............................................           171,882           171,882
                                                                           --------------    --------------
       Total...........................................................         2,961,420         2,759,938
    Less accumulated depreciation and amortization.....................        (1,744,468)       (1,675,881)
                                                                           --------------    --------------
       Net property and equipment......................................         1,216,952         1,084,057
                                                                           --------------    --------------
OTHER ASSETS:
    Deferred tax asset - non-current...................................         5,395,993         6,190,000
    Intangible assets, net.............................................           949,470           952,926
    Other..............................................................            15,000            15,000
                                                                           --------------    --------------
       Total other assets..............................................         6,360,463         7,157,926
                                                                           --------------    --------------
TOTAL ASSETS...........................................................    $   20,910,293    $   18,784,872
                                                                           ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................    $      736,848    $      529,097
    Accrued liabilities................................................           602,301           703,109
                                                                           --------------    --------------
       Total current liabilities.......................................         1,339,149         1,232,206
                                                                           --------------    --------------
COMMITMENTS AND CONTINGENCIES..........................................
SHAREHOLDERS' EQUITY:
    Preferred shares; authorized, 1,000,000 shares of $.01 par value;
       no shares issued or outstanding.................................                 -                 -
    Common shares; authorized, 20,000,000 shares of $.01 par value;
       issued and outstanding, 10,234,662 shares at May 31, 2005,
       and 10,137,782 shares at November 30, 2004......................           102,347           101,378
    Additional paid-in capital.........................................        62,896,835        62,333,435
    Accumulated deficit................................................       (43,428,038)      (44,882,147)
                                                                           --------------    --------------
       Total shareholders' equity......................................        19,571,144        17,552,666
                                                                           --------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................    $   20,910,293    $   18,784,872
                                                                           ==============    ==============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months                       Six Months
                                                            Ended May 31,                     Ended May 31,
                                                  ------------------------------     ------------------------------
                                                      2005              2004             2005              2004
                                                  ------------      ------------     ------------      ------------
NET REVENUES................................      $  5,082,746      $  3,032,976     $  9,115,363      $  5,703,241
COST OF SALES...............................           644,840           519,316        1,194,989         1,039,709
                                                  ------------      ------------     ------------      ------------
GROSS MARGIN................................         4,437,906         2,513,660        7,920,374         4,663,532
                                                  ------------      ------------     ------------      ------------

OPERATING EXPENSES:
   Research, development and engineering....           104,715            94,727          200,517           182,417
   Selling, general and administrative......         3,044,655         2,016,641        5,620,791         3,791,541
                                                  ------------      ------------     ------------      ------------
       Total operating expenses.............         3,149,370         2,111,368        5,821,308         3,973,958
                                                  ------------      ------------     ------------      ------------
OPERATING INCOME............................         1,288,536           402,292        2,099,066           689,574
                                                  ------------      ------------     ------------      ------------
OTHER INCOME:
   Interest income..........................            60,226             7,438          104,129            12,901
                                                  ------------      ------------     ------------      ------------
   Total other income.......................            60,226             7,438          104,129            12,901
                                                  ------------      ------------     ------------      ------------
NET INCOME BEFORE INCOME TAXES..............         1,348,762           409,730        2,203,195           702,475
                                                  ------------      ------------     ------------      ------------

INCOME TAX PROVISION........................           458,579                --          749,086                --
                                                  ------------      ------------     ------------      ------------

NET INCOME..................................      $    890,183      $    409,730     $  1,454,109      $    702,475
                                                  ------------      ------------     ------------      ------------

NET INCOME PER COMMON
   SHARE - BASIC............................      $       0.09      $       0.04     $       0.14      $       0.07
                                                  ------------      ------------     ------------      ------------

NET INCOME PER COMMON
   SHARE - DILUTED..........................      $       0.08      $       0.04     $       0.12      $       0.06
                                                  ------------      ------------     ------------      ------------

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC......................        10,180,853         9,577,454       10,160,659         9,443,765
                                                  ============      ============     ============      ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED....................        11,866,928        11,588,715       11,832,184        11,264,434
                                                  ============      ============     ============      ============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Six Month
                                                                                      Periods Ended
                                                                            --------------------------------
                                                                                May 31,            May 31,
                                                                                 2005               2004
                                                                            --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...........................................................    $    1,454,109    $      702,475
   Adjustments to reconcile net income to net cash provided by operations:
       Income tax provision.............................................           749,086                --
       Depreciation and amortization....................................           175,119           129,135
       Compensation expense for non-employee stock options..............             2,805                --
       Changes in assets and liabilities:
           Accounts receivable (increase) decrease......................          (492,243)          288,614
           Inventory (increase).........................................          (317,890)          (35,852)
           Prepaid expenses decrease....................................           106,370             7,735
           Accounts payable increase (decrease).........................           207,751          (172,386)
           Accrued liabilities (decrease)...............................          (100,808)          (50,749)
                                                                            --------------    --------------
             Net cash provided by operations............................         1,784,299           868,972
                                                                            --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment (net)..........................           (44,942)          (64,789)
                                                                            --------------    --------------
             Net cash (used in) investing activities....................           (44,942)          (64,789)
                                                                            --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares due to exercise
     of stock options and warrants......................................           561,564         2,311,719
                                                                            --------------    --------------
             Net cash provided by financing activities..................           561,564         2,311,719
                                                                            --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............................         2,300,921         3,115,902

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................         7,069,542         2,239,192
                                                                            --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD................................    $    9,370,463    $    5,355,094
                                                                            ==============    ==============

Supplemental Disclosure of Non cash investing activities:
   Demonstration and no-cap sales equipment capitalized
     from inventory (Note 2)............................................    $      259,617    $      265,296

                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2005

1.    FINANCIAL STATEMENT PRESENTATION

      We prepared our unaudited interim financial statements pursuant to the Securities and Exchange Commission's rules. These interim financial statements do not include all of the information and notes normally included in our annual financial statements prepared in accordance with generally accepted accounting principles. We believe, however, that the disclosures are adequate to make the information presented not misleading.

      The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the six-month period ended May 31, 2005 do not necessarily indicate the results that you should expect for the year ending November 30, 2005. You should read the unaudited interim financial statements together with the financial statements and related notes for the year ended November 30, 2004 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                                      May 31, 2005     November 30, 2004
                                      ------------     -----------------
Purchased components.............     $    382,216     $         323,053
Finished goods...................          348,775               358,815
Work in process..................           10,193                 1,042
                                      ------------     -----------------
     Total.......................     $    741,184     $         682,910
                                      ============     =================

      Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. We offer to our United States customers a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase SomaSensors. The Cerebral Oximeters that are shipped to our customers are classified as no-cap sales equipment and are depreciated over five years. During the first six months of fiscal 2005 and fiscal 2004, costs capitalized from inventory for Cerebral Oximeters being used as demonstration and no-cap sales equipment at customer locations were approximately $260,000 and $265,000, respectively. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.

      Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

                                     May 31, 2005     November 30, 2004
                                     ------------     -----------------
Patents and trademarks...........         111,733               111,733
  Less accumulated amortization..         (91,356)              (87,900)
                                     ------------     -----------------
     Total.......................    $     20,377     $          23,833
                                     ============     =================

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2005

      Amortization expense for the six months ended May 31, 2005 and May 31, 2004 was approximately $3,500. Amortization expense for each of the next three fiscal years is expected to be approximately $6,900 per year, and approximately $3,100 in fiscal 2008.

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

      In April 2004, CorRestore LLC exercised its warrant to purchase 380,000 of our newly-issued common shares, at $3.00 per share, for proceeds of $1,140,000. In May 2005, Joe B. Wolfe, agent for CorRestore LLC and one of our former directors, purchased 20,000 common shares under his warrants by a cashless exercise. As a result of this cashless exercise, we issued 16,264 common shares to Mr. Wolfe, retaining 3,736 common shares in payment of the exercise price. CorRestore LLC and Mr. Wolfe have no vested warrants remaining to purchase common shares.

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

                                      May 31, 2005     November 30, 2004
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

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2005

      Stock Options In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share Based Payment. This Statement revises Statement No. 123, "Accounting for Stock-Based Compensation," and requires that compensation costs related to share-based payment transactions, including stock options, restricted stock and restricted stock units be recognized in the financial statements. This Statement will be effective for our fiscal quarter ending February 28, 2006. We expect the equity compensation to be recognized in our statement of operations for fiscal 2006, related to unvested stock options as of our required adoption date, will be the equivalent of $.03 per diluted common share. Future equity compensation grants in 2005 and beyond would have an additional impact on our financial statements.

      We currently account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. However, we have also adopted the enhanced disclosure provisions as defined by Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Stock-based compensation of consultants and advisors is determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model. The resulting amount is recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. As a result, we recorded $2,805 of compensation expense, and an equal increase in additional paid in capital, for stock options issued to non-employees during the first two quarters of fiscal 2005, and we recorded no such expense in fiscal 2004. During the first two quarters of fiscal 2005 we granted 168,257 stock options to our employees, directors and one of our consultants, and we issued 80,616 newly-issued common shares as a result of stock option exercises. During the first two quarters of fiscal 2004, we granted 40,000 stock options to our employees and directors, and we issued 259,961 newly-issued common shares as a result of stock option exercises.

      Had compensation expense for stock options that vested in the first quarter been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, our results of operations, on a pro forma basis, would have been as follows:

                                                  FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                MAY 31, 2005      MAY 31, 2004     MAY 31, 2005    MAY 31, 2004
                                                ------------      ------------     ------------    ------------
Net income..................................    $    890,183      $    409,730     $  1,454,109    $    702,475
Add: Stock-based employee compensation
  included in actual net income.............    $      2,805      $          0     $      2,805    $          0
Deduct: Total stock-based employee
  compensation expense, had fair value
  method been applied.......................    $   (396,462)     $   (191,183)    $   (593,730)   $   (369,392)
                                                ------------      ------------     ------------    ------------
Pro-forma net income........................    $    496,526      $    218,547     $    863,184    $    333,083
                                                ============      ============     ============    ============
Net income per common share -
  diluted...................................    $        .08      $        .04     $        .12    $        .06
Pro forma net income per common
  share - diluted...........................    $        .04      $        .02     $        .07    $        .03

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2005

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

                                             2005
                                   ------------------------
                                   Three Months  Six Months
                                   ------------  ----------
Weighted average shares - basic     10,180,853   10,160,659
Add: effect of dilutive common
  shares and warrant                 1,686,075    1,671,525
                                    ----------   ----------
Weighted average shares - diluted   11,866,928   11,832,184

                                             2004
                                   ------------------------
                                   Three Months  Six Months
                                   ------------  ----------
Weighted average shares - basic      9,577,454    9,443,765
Add: effect of dilutive common
  shares and warrant                 2,011,261    1,820,669
                                    ----------   ----------
Weighted average shares - diluted   11,588,715   11,264,434

      For the three and six months ended May 31, 2005, the number of stock options that were excluded from the computation of net income per common share - diluted, because the exercise price of the options exceeded the average price per share of our common shares, was approximately 500, and the number of warrants excluded from the calculation was 2,100,000, as they are contingent on achieving specified future sales targets that we do not expect to achieve. For the three and six months ended May 31, 2004, there were approximately 1,500 stock options outstanding that were excluded from the computation of net income per common share - diluted, and there were approximately 1,633,000 warrants outstanding that were excluded from the computation. As of May 31, 2005 and May 31, 2004, we had outstanding warrants and options to purchase common shares of 4,502,456 and 4,590,794, respectively.

Reclassifications Certain reclassifications have been made to the financial statements for 2004 to conform to 2005 presentation.

3.    INCOME TAXES

      During fiscal 2004, we adjusted our deferred tax asset valuation allowance resulting in the recognition of a deferred tax asset of $6,700,000 related to the expected future benefits of our net operating loss carryforwards, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent two fiscal years, and our forecast for future net income. The primary assumption underlying our determination that the net asset will be realized is that our revenues and pre-tax income will grow in future years consistent with the original growth guidance given for fiscal 2005. Our assessment of our deferred tax assets, and the reversal of part of our valuation allowance, included evaluating our financial plans and our future projected earnings, making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2005

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

4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                            May 31, 2005    November 30, 2004
                                            ------------    -----------------
Incentive compensation..................    $    299,496    $         390,978
Sales commissions.......................         254,769              153,180
Warranty................................          14,050               10,750
Royalty.................................          11,697                9,130
Professional fees.......................          11,275               42,000
401(k) match............................          11,014               97,071
                                            ------------    -----------------
    Total...............................    $    602,301    $         703,109
                                            ============    =================

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

      We have employment agreements or change in control, invention, confidentiality, non-compete and non-solicitation agreements with all of our executive officers. The employment agreement with our Vice President, Sales and Marketing and the change in control agreements with five of our executive officers provide for severance benefits equal to one year's salary upon termination of employment without cause or for good reason 90 days before to one year after a change in control of the Company that occurs by June 13, 2008. The employment agreement with our President and Chief Executive Officer provides for severance benefits equal to one year's salary and six months of benefits upon termination of his employment without cause or if his employment terminates because his agreement expires. His employment agreement expires April 30, 2006 unless earlier terminated as provided in the agreement. All executive officers have agreed not to compete with us and not to solicit our employees during specified periods following the termination of employment, and they have agreed to various confidentiality obligations. The estimated financial exposure of these employment agreements, upon a change of control of the Company and termination of all of the executives without cause, is approximately $934,000.

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2005

6.    COMMON STOCK

      On April 21, 2005, our shareholders approved the Somanetics Corporation 2005 Stock Incentive Plan. The Plan permits us to grant stock options, including both nonqualified options and incentive options, restricted stock and restricted stock units to our officers, other employees, non-employee directors, consultants, advisors, independent contractors and agents, up to 600,000 common shares.

      In April 2005, we granted 10-year options under the 1997 Stock Option Plan to purchase 67,041 common shares, and 10-year options under the 2005 Stock Incentive Plan to purchase 71,216 common shares, to 20 of our employees and one of our consultants at an exercise price of $13.55 per share (the average of the high and low sale prices of the common shares as of the date of grant). In May 2005, we granted 10-year options under the 2005 Stock Incentive Plan to purchase 30,000 common shares to three of our directors at an exercise price of $14.92 per share (the average of the high and low sale prices of the common shares as of the date of grant).

      During the first two quarters of fiscal 2005, we issued 80,616 common shares as a result of stock option exercises by our employees, one of our directors, one of our former directors, one of our former employees and one of our former consultants, for proceeds of approximately $562,000.

      In May 2005, Joe B. Wolfe, agent for CorRestore LLC and one of our former directors, purchased 20,000 common shares under his warrants by a cashless exercise. As a result of this cashless exercise, we issued 16,264 common shares to Mr. Wolfe, retaining 3,736 common shares in payment of the exercise price. Mr. Wolfe has no vested warrants remaining to purchase common shares.

7.    SEGMENT INFORMATION

      We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 97% of our net revenues in the first two quarters of fiscal 2005 were derived from our INVOS Cerebral Oximeter product line, compared to 94% of our net revenues in the first two quarters of fiscal 2004.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2005

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

      Our actual results might differ materially from those projected in the forward-looking statements depending on various important factors. These important factors include economic conditions in general and in the healthcare market, the demand for and market for our products in domestic and international markets, our current dependence on the Cerebral Oximeter and SomaSensor, the challenges associated with developing new products and obtaining regulatory approvals if necessary, research and development activities, the uncertainty of acceptance of our products by the medical community, the lengthy sales cycle for our products, third party reimbursement, competition in our markets, including the potential introduction of competitive products by others, our dependence on our distributors, physician training, enforceability and the costs of enforcement of our patents, potential infringements of our patents and the other factors discussed under the caption "Risk Factors" and elsewhere in our Registration Statement on Form S-1 (file no. 333-74788) effective January 11, 2002 and elsewhere in this report, all of which constitute cautionary statements identifying important factors with respect to the forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

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

      During fiscal 2004 and the first two quarters of fiscal 2005, our primary activities consisted of sales and marketing of the Cerebral Oximeter, the related disposable SomaSensor, and the CorRestore System.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2005

      As described in more detail below, for the six months ended May 31, 2005, we achieved an increase in net income before income taxes of approximately 214%, primarily as a result of an increase in net revenues of approximately 60% and an increase in gross margin percentage to approximately 87%. Our increase in net revenues was primarily a result of increased unit sales and increased average selling prices for our disposable SomaSensor in the United States, increased sales of the Cerebral Oximeter to pediatric hospitals in the United States and increased international sales. Our increase in gross margin percentage was also primarily attributable to the increased sales of the Cerebral Oximeter to pediatric hospitals and the increase in the average selling prices for our disposable SomaSensors, as well as the reduction in the cost of our disposable SomaSensor by approximately 40%, effective May 2004, as a result of changes in our manufacturing process. Our operating expenses increased approximately 46% for the six month period primarily due to our hiring additional sales personnel in fiscal 2004 and 2005, and increased commissions paid to our independent sales representative firms and direct sales employees as a result of increased sales. We had approximately $1,784,000 of cash provided by operations in the first two quarters of fiscal 2005, and a net increase in cash and cash equivalents of approximately $2,301,000.

      For 2005, we project an increase in net revenues of approximately 55% to 60%, to approximately $19.5 million to $20.2 million, and we also project an increase in net income before income taxes of approximately 90% to 105%, to approximately $3.8 million to $4.1 million. In addition, we expect to realize a net increase in cash and cash equivalents of approximately $3.9 million, to approximately $11 million. While we do not expect to pay income taxes for fiscal 2005, beginning in the first quarter of 2005, we began recognizing income tax expense at an estimated effective tax rate of 34% on our statement of operations. As 2005 progresses and we assess our plans for future years, we will review the appropriateness of adjusting our deferred tax asset valuation allowance and recognizing additional net deferred tax assets.

THREE MONTHS ENDED MAY 31, 2005 COMPARED TO THREE MONTHS ENDED MAY 31, 2004

      Our net revenues increased $2,049,770, or 68%, from $3,032,976 in the three-month period ended May 31, 2004 to $5,082,746 in the three-month period ended May 31, 2005. The increase in net revenues is attributable to

            - an increase in United States sales of approximately $1,691,000, or 68%, from approximately $2,506,000 in the second quarter of fiscal 2004 to approximately $4,197,000 in the second quarter of fiscal 2005. This increase is primarily due to an increase in sales of the disposable SomaSensor of approximately $1,147,000, or 52%, as a result of a 35% increase in SomaSensor unit sales, driven primarily by increased sales personnel and recent clinical research data, and a 12% increase in SomaSensor average selling prices. In addition, Cerebral Oximeter revenues increased approximately $539,000, or 298%, due to increased purchases by pediatric hospitals, and

            - an increase in international sales of approximately $359,000, or 68%, from approximately $526,000 in the second quarter of fiscal 2004 to approximately $885,000 in the second quarter of fiscal 2005, primarily attributable to increased purchases of the Cerebral Oximeter by Tyco Healthcare.

      As described above, during the second quarter we achieved a 12% increase in the average selling price of SomaSensors in the United States. The increase in the average selling price is primarily attributable to the addition of new customers at our higher suggested retail prices and increased sales of our pediatric SomaSensor, which sells for a premium price. In addition, as described above, we had a 35% increase in SomaSensor unit sales in the United States to 37,435 units. We expect that the average selling price of SomaSensors in the United States will increase by at least 10% in 2005 compared to 2004 as a result of the factors described above.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2005

      We placed 74 new Cerebral Oximeters in the United States in the second quarter of 2005, and we estimate that the installed base of Cerebral Oximeters in the United States is approximately 910, in approximately 435 hospital accounts, as of May 31, 2005. Internationally we sold 58 Cerebral Oximeters and 15,180 SomaSensors during the second quarter of 2005.

      Approximately 17% of our net revenues in the second quarter of fiscal 2005 and the second quarter of fiscal 2004 were from export sales. We expect international net revenues to represent approximately 15% to 20% of total net revenues in 2005. During the second quarter of 2005, one international distributor (Europe) represented approximately 14% of our net revenues, and during the second quarter of fiscal 2004, one international distributor (Japan) represented approximately 10% of our net revenues.

      Sales of our products as a percentage of net revenues were as follows:

                                         PERCENT OF NET REVENUE
                                        SECOND QUARTER OF FISCAL
PRODUCT                                 2005                2004
-------                                 ----                ----
SomaSensors........................      74%                 81%
Cerebral Oximeters.................      24%                 15%
CorRestore Systems.................       2%                  4%
                                        ---                 ---
    Total..........................     100%                100%
                                        ===                 ===

For 2005, we expect sales of SomaSensors to account for 70% to 75% of net revenues, sales of Cerebral Oximeters 20% to 25%, and sales of CorRestore Systems less than 5%.

      Gross margin as a percentage of net revenues was approximately 87% for the quarter ended May 31, 2005 and approximately 83% for the quarter ended May 31, 2004. The increase in gross margin as a percentage of net revenues is primarily attributable to the increase in the average selling price of SomaSensors described above, the reduction in the cost of our SomaSensor by approximately 40%, in May 2004, as a result of changes in our manufacturing process, and increased sales of the Cerebral Oximeter to pediatric hospitals in the United States. We expect our gross margin percentage to be approximately 87% in fiscal 2005, primarily due to the factors described above.

      Our research, development and engineering expenses increased $9,988, or 11%, from $94,727 for the three months ended May 31, 2004 to $104,715 for the three months ended May 31, 2005. The increase is primarily attributable to increased development costs associated with the Cerebral Oximeter.

      Selling, general and administrative expenses increased approximately $1,028,000, or 51%, from $2,016,641 for the quarter ended May 31, 2004 to
$3,044,655 for the quarter ended May 31, 2005, primarily due to a 67% increase in our sales and marketing expenses during the second quarter of fiscal 2005 because of our increased sales personnel and our increased sales and marketing efforts. The increase in selling, general and administrative expense is primarily attributable to

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2005

            - a $323,000 increase in commissions paid to our sales employees, as a result of hiring additional sales employees in fiscal 2004 and 2005 and increased sales,

            - an $231,000 increase in commissions paid to our independent sales representative firms as a result of increased sales,

            - a $218,000 increase in salaries, wages, and related expenses, primarily as a result of an increase in the number of employees, principally sales and marketing (from an average of 30 employees for the second quarter ended May 31, 2004 to an average of 39 employees for the second quarter ended May 31,
                  2005),

            - a $158,000 increase in accrued incentive compensation expense due to our year-to-date 2005 financial performance, primarily increased sales and net income, in accordance with the 2005 Incentive Compensation Plan,

            - a $78,000 increase in travel, training, trade show and selling-related expenses as a result of our increased sales personnel and increased sales and marketing efforts,

            - a $55,000 increase in audit-related expenses, primarily as a result of costs associated with preparing for our first internal control review under Section 404 of the Sarbanes-Oxley Act and related regulations, and

            - $37,000 in costs for the second quarter of fiscal 2005 associated with our employer 401(k) matching program, which was implemented in the fourth quarter of fiscal 2004.

These increases were partially offset by approximately $96,000 of expenses incurred in the second quarter of fiscal 2004 as a result of the termination of some of our independent sales representative firms, which were not incurred in the second quarter of fiscal 2005.

      We expect our selling, general and administrative expenses to increase further in fiscal 2005, primarily as a result of our current plans to hire additional direct sales personnel in fiscal 2005, increased sales commissions payable to our direct sales personnel and independent sales representative firms as sales increase, increased sales and marketing expenses, and increased costs associated with preparing for our first internal control review under Section 404 of the Sarbanes-Oxley Act.

      During the second quarter of fiscal 2005, we recognized income tax expense at an estimated effective tax rate of 34% in our statement of operations, and we expect this to continue for future periods.

      For the three-month period ended May 31, 2005, we realized net income of $.08 per diluted common share, compared to $.04 per diluted common share for the second quarter of 2004. The increase in net income per diluted common share is primarily attributable to

            -     a 68% increase in net revenues,

            -     an increase in gross margin percentage to 87% from 83%, and

            -     a $53,000 increase in interest income.

We achieved the increase in net income despite a 49% increase in operating expenses and the recognition of income tax expense.

SIX MONTHS ENDED MAY 31, 2005 COMPARED TO SIX MONTHS ENDED MAY 31, 2004

      Our net revenues increased $3,412,122, or 60%, from $5,703,241 in the six-month period ended May 31, 2004 to $9,115,363 in the six-month period ended May 31, 2005. The increase in net revenues is attributable to

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2005

      - an increase in United States sales of approximately $2,772,000, or 58%, from approximately $4,790,000 in the first two quarters of fiscal 2004 to approximately $7,562,000 in the first two quarters of fiscal 2005. This increase is primarily due to an increase in sales of the disposable SomaSensor of approximately $2,210,000, or 54%, as a result of a 36% increase in SomaSensor unit sales and a 14% increase in SomaSensor average selling prices, and an increase in Cerebral Oximeter revenues of approximately $614,000, or 140%, due to increased purchases by pediatric hospitals. This increase was partially offset by a decrease in sales of the CorRestore System of approximately $52,000, or 19%, and

      - an increase in international sales of approximately $640,000, or 70%, from approximately $913,000 in the first two quarters of fiscal 2004 to approximately $1,553,000 in the first two quarters of fiscal 2005, primarily attributable to increased purchases of the Cerebral Oximeter and SomaSensor by Tyco Healthcare.

      As described above, during the first two quarters of 2005 we achieved a 14% increase in the average selling price of SomaSensors in the United States. The increase in the average selling price is primarily attributable to the addition of new customers at our higher suggested retail prices and increased sales of our pediatric SomaSensor, which sells for a premium price. In addition, as described above, we had a 36% increase in SomaSensor unit sales in the United States to 70,537 units. Internationally we sold 28,740 SomaSensors in the first six months of 2005.

      We placed 140 new Cerebral Oximeters in the United States, and 101 internationally, in the first two quarters of 2005.

      Approximately 17% of our net revenues in the first two quarters of fiscal 2005 were from export sales, compared to approximately 16% of our net revenues in the first two quarters of fiscal 2004. One international distributor (Europe) accounted for approximately 12% of net revenues for the six months ended May 31, 2005, and one international distributor (Japan) accounted for approximately 11% of net revenues for the six months ended May 31, 2004.

      Sales of our products as a percentage of net revenues were as follows:

                                          PERCENT OF NET REVENUE
                                        FIRST TWO QUARTERS OF FISCAL
PRODUCT                                 2005                    2004
-------                                 ----                    ----
SomaSensors........................      76%                     79%
Cerebral Oximeters.................      21%                     15%
CorRestore Systems.................       3%                      6%
                                        ---                     ---
    Total..........................     100%                    100%
                                        ===                     ===

      Gross margin as a percentage of net revenues was approximately 87% for the six months ended May 31, 2005 and approximately 82% for the six months ended May 31, 2004. The increase in gross margin as a percentage of net revenues is primarily attributable to the increase in the average selling price of SomaSensors described above, the reduction in the cost of our SomaSensor by approximately 40%, in May 2004, as a result of changes in our manufacturing process, and increased sales of the Cerebral Oximeter to pediatric hospitals in the United States.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2005

      Our research, development and engineering expenses increased $18,100, or 10%, from $182,417 for the six months ended May 31, 2004 to $200,517 for the six months ended May 31, 2005. The increase is primarily attributable to development costs associated with the Cerebral Oximeter.

      Selling, general and administrative expenses increased approximately $1,829,000, or 48%, from $3,791,541 for the six months ended May 31, 2004 to
$5,620,791 for the six months ended May 31, 2005, primarily due to a 67% increase in our sales and marketing expenses during the first two quarters of fiscal 2005 because of our increased sales personnel and our increased sales and marketing efforts. The increase in selling, general and administrative expense is primarily attributable to

            - a $476,000 increase in commissions paid to our sales employees, as a result of hiring additional sales employees in fiscal 2004 and 2005 and increased sales,

            - a $431,000 increase in salaries, wages, and related expenses, primarily as a result of an increase in the number of employees, principally sales and marketing (from an average of 30 employees for the six months ended May 31, 2004 to an average of 38 employees for the six months ended May 31,
                  2005),

            - a $320,000 increase in travel, training, trade show and selling-related expenses as a result of our increased sales personnel and increased sales and marketing efforts,

            - a $320,000 increase in commissions paid to our independent sales representative firms as a result of increased sales,

            - a $221,000 increase in accrued incentive compensation expense due to our year-to-date 2005 financial performance, primarily increased sales and net income, in accordance with the 2005 Incentive Compensation Plan,

            - $76,000 in costs for the first six months of fiscal 2005 associated with our employer 401(k) matching program, which was implemented in the fourth quarter of fiscal 2004, and

            - a $70,000 increase in audit-related expenses, primarily as a result of costs associated with preparing for our first internal control review under Section 404 of the Sarbanes-Oxley Act.

These increases were partially offset by approximately $96,000 of expenses incurred in the first six months of fiscal 2004 as a result of the termination of some of our independent sales representative firms, which were not incurred in the in the first six months of fiscal 2005.

      During the first six months of fiscal 2005, we recognized income tax expense at an estimated effective tax rate of 34% in our statement of operations.

      For the six-month period ended May 31, 2005, we realized net income of $.12 per diluted share, compared to $.06 per diluted share in fiscal 2004. This increased net income per diluted common share is primarily attributable to

      -     a 60% increase in net revenues,

      -     an increase in gross margin percentage to 87% from 82%, and

      -     a $91,000 increase in interest income.

We achieved the increase in net income despite a 46% increase in operating expenses and the recognition of income tax expense.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2005

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operations during the six-month period ended May 31, 2005 was approximately $1,784,000. Cash was provided by

            - net income of approximately $1,454,000, non-cash income tax expense of approximately $749,000, and depreciation and amortization expense of approximately $175,000,

            - an increase in accounts payable of approximately $208,000, primarily because of increased inventories, increased sales commissions payable to our independent representative firms, and fewer early payments to vendors, and

            - a decrease in prepaid expenses of approximately $106,000, primarily because of the amortization of prepaid insurance payments made in fiscal 2004.

Cash provided by operations was partially offset by

            - a decrease in accrued liabilities of approximately $101,000, primarily due to payments made in the first six months for incentive compensation and employer 401(k) matching contributions, partially offset by increased accrued employee sales commissions as a result of higher sales,

            - an increase in accounts receivable of approximately $492,000, primarily because of higher second quarter 2005 sales than fourth quarter 2004 sales, partially offset by faster collection of receivables in the second quarter of 2005, and

            - an increase in inventories of approximately $318,000, primarily due to the increased acquisition of SomaSensors and components associated with our Cerebral Oximeter.

      The increase in inventories described above is greater than shown on our balance sheet because it includes Cerebral Oximeters that we capitalized because they are being used as demonstration units and no-cap sales equipment. We capitalized approximately $260,000 of costs from inventory for Cerebral Oximeters being used as demonstration units and no-cap sales equipment at customer locations during the first six months of 2005, compared to approximately $265,000 in the first six months of fiscal 2004. We depreciate these assets over five years.

      In addition, we had capital expenditures in the first half of fiscal 2005 of approximately $45,000. These expenditures were primarily for tooling for the SomaSensor.

      During the first two quarters of fiscal 2005, we issued 80,616 common shares as a result of stock option exercises, for proceeds of approximately $562,000.

      As of May 31, 2005, we had working capital of $11,993,729, cash and cash equivalents of $9,370,463, total current liabilities of $1,339,149 and shareholders' equity of $19,571,144. We had an accumulated deficit of $43,428,038 through May 31, 2005.

      We believe that the cash and cash equivalents on hand at May 31, 2005 will be adequate to satisfy our operating and capital requirements for more than the next twelve months. For 2005, we expect to realize positive cash flow from operations, as well as a net increase in cash and cash equivalents, with year-end cash on hand expected to be approximately $11 million.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2005

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

CORRESTORE INTANGIBLE ASSET

      In fiscal years 2000, 2001 and 2003, we recorded an intangible asset related to our acquisition of exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories. License acquisition costs included our estimate of the fair value of ten-year vested stock options to purchase common shares granted to one of our directors in connection with negotiating and assisting us in completing the transaction, and our estimate of the fair value of the vested portion of five-year warrants to purchase common shares issued in the transaction. Consistent with the treatment of the vested warrants to purchase common shares, we intend to include in license acquisition costs, and additional paid in capital, the fair value of the vested portion of the unvested warrants to purchase common shares, estimated using the Black-Scholes valuation model, when and if they become vested. However, we do not expect any of these remaining warrants to become vested before their November 21, 2006 expiration date, based on sales of CorRestore products to date.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2005

EMPLOYEE STOCK OPTIONS

      In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share Based Payment. This Statement revises Statement No. 123, "Accounting for Stock-Based Compensation," and requires that compensation costs related to share-based payment transactions, including stock options, stock appreciation rights and restricted stock be recognized in the financial statements. This Statement will be effective for our fiscal quarter ending February 28, 2006.

      We currently account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. Stock-based compensation of consultants and advisors is determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model. The resulting amount is recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. As a result, we recorded $2,805 of compensation expense, and an equal increase in additional paid in capital, for stock options issued to non-employees during the first two quarters of fiscal 2005, and we recorded no such expense in fiscal 2004. During the first two quarters of fiscal 2005, we granted 168,257 stock options to our employees, directors and one of our consultants, and during the first two quarters of fiscal 2004, we granted 40,000 stock options to our employees and directors.

      Had we recognized compensation expense for stock options that vested in the first two quarters of fiscal 2005 and 2004, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net income, on a pro forma basis, would have decreased by approximately $591,000, or $.05 per diluted common share, and $369,000, or $.03 per diluted common share, respectively.

INCOME TAXES

      During fiscal 2004, we adjusted our deferred tax asset valuation allowance resulting in the recognition of a deferred tax asset of $6,700,000 related to the expected future benefits of our net operating loss carryforwards, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent two fiscal years, and our forecast for future net income. The primary assumption underlying our determination that the net asset will be realized is that our revenues and pre-tax income will grow in future years consistent with the original growth guidance given for fiscal 2005. Our assessment of our deferred tax assets, and the reversal of part of our valuation allowance, included evaluating our financial plans and our future projected earnings, making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2005

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

NO-CAP SALES REVENUE RECOGNITION

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2005

CONTRACTUAL OBLIGATIONS

      As of May 31, 2005, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2004 under the caption "Contractual Obligations".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

      Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of May 31, 2005, and, based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of May 31, 2005. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our second fiscal quarter ended May 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                            PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On May 9, 2005, Mr. Joe B. Wolfe, agent for CorRestore LLC and one of our former directors, purchased 20,000 of our newly-issued common shares, par value $0.01 per share, under his warrants by a cashless exercise, at an exercise price of $3.00 a share. As a result of this cashless exercise, we issued 16,264 common shares to Mr. Wolfe, retaining 3,736 common shares, valued at approximately $16.06 a share, in payment of the exercise price. Mr. Wolfe now has no vested warrants remaining to purchase common shares. The common shares were not registered, but were issued in reliance upon the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our Annual Meeting of Shareholders was held on April 21, 2005. At the Annual Meeting, Dr. James I. Ausman was elected as a director and the terms of office of Bruce J. Barrett, Daniel S. Follis, and Robert R. Henry as directors continued after the meeting. The term of office of Joe B. Wolfe did not continue after the meeting. 9,077,569 votes were cast for Dr. Ausman's election and 320,134 votes were withheld from Dr. Ausman's election. There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

      In addition, at the Annual Meeting of Shareholders, the shareholders approved the Somanetics Corporation 2005 Stock Incentive Plan. The Plan permits us to grant stock options, including both nonqualified options and incentive options, restricted stock and restricted stock units to our officers, other employees, non-employee directors, consultants, advisors, independent contractors and agents, up to 600,000 common shares. 2,697,805 votes were cast in favor of this proposal, 1,940,859 votes were cast against this proposal, and 69,179 votes abstained on this proposal. There were 4,689,860 broker non-votes in connection with the 2005 Stock Incentive Plan at the Annual Meeting.

ITEM 6.     EXHIBITS

            10.1 Form of 2005 Stock Incentive Plan Incentive Stock Option Agreement.

            10.2 Form of 2005 Stock Incentive Plan Officer Non-Qualified Stock Option Agreement.

            10.3 Form of 2005 Stock Incentive Plan Non-Officer Non-Qualified Stock Option Agreement.

            10.4 Form of 2005 Stock Incentive Plan Director Stock Option Agreement.

            10.5 Summary of Outside Director Compensation, incorporated by reference to Item 1.01 to the Company's Current Report on Form 8-K dated May 4, 2005 and filed May 10, 2005.

            10.6 Form of Change in Control, Invention, Confidentiality, Non-Compete and Non-Solicitation Agreement, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 13, 2005 and filed June 14, 2005.

            10.7 Amended and Restated Employment Agreement between Somanetics Corporation and Dominic J. Spadafore, incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated June 13, 2005 and filed June 14, 2005.

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

                                       Somanetics Corporation
                                       ----------------------
                                       (Registrant)

Date: July 8, 2005                     By: /s/ William M. Iacona
                                           ------------------------------------
                                       William M. Iacona
                                       Vice President, Finance, Controller, and
                                       Treasurer (Duly Authorized and Principal
                                       Financial Officer)

                                  EXHIBIT INDEX

Exhibit                                        Description
-------                                        -----------
10.1       Form of 2005 Stock Incentive Plan Incentive Stock Option Agreement.

10.2       Form of 2005 Stock Incentive Plan Officer Non-Qualified Stock Option Agreement.

10.3       Form of 2005 Stock Incentive Plan Non-Officer Non-Qualified Stock Option Agreement.

10.4       Form of 2005 Stock Incentive Plan Director Stock Option Agreement.

10.5       Summary of Outside Director Compensation, incorporated by reference to Item 1.01 to the Company's Current Report on Form 8-K dated May 4, 2005 and filed May 10,
           2005.

10.6       Form of Change in Control, Invention, Confidentiality, Non-Compete and
           Non-Solicitation Agreement, incorporated by reference to Exhibit 99.1 to the
           Company's Current Report on Form 8-K dated June 13, 2005 and filed June 14, 2005.

10.7       Amended and Restated Employment Agreement between Somanetics Corporation and
           Dominic J. Spadafore, incorporated by reference to Exhibit 99.2 to the Company's
           Current Report on Form 8-K dated June 13, 2005 and filed June 14, 2005.

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