Form 10-Q
period 2005-08-31
SOMANETICS CORP
filed 2005-10-12
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended AUGUST 31, 2005

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to ___________________

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

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

       Number of common shares outstanding at October 12, 2005: 10,683,179

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS

                                                                           August 31,    November 30,
                                                                              2005           2004
                                                                          ------------   ------------
                                                                           (Unaudited)     (Audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..........................................   $ 11,699,124   $  7,069,542
   Accounts receivable ................................................      2,464,357      2,022,544
   Inventory ..........................................................        920,037        682,910
   Prepaid expenses ...................................................        153,982        257,893
   Deferred tax asset - current .......................................        743,429        510,000
                                                                          ------------   ------------
      Total current assets ............................................     15,980,929     10,542,889
                                                                          ------------   ------------
PROPERTY AND EQUIPMENT (at cost):
   Demonstration and no-cap sales equipment at customers ..............      1,859,228      1,628,431
   Machinery and equipment ............................................        754,506        704,581
   Furniture and fixtures .............................................        289,397        255,044
   Leasehold improvements .............................................        187,136        171,882
                                                                          ------------   ------------
      Total ...........................................................      3,090,267      2,759,938
   Less accumulated depreciation and amortization .....................     (1,768,300)    (1,675,881)
                                                                          ------------   ------------
      Net property and equipment ......................................      1,321,967      1,084,057
                                                                          ------------   ------------
OTHER ASSETS:
   Deferred tax asset - non-current ...................................      4,695,348      6,190,000
   Intangible assets, net .............................................        947,742        952,926
   Other ..............................................................         15,000         15,000
                                                                          ------------   ------------
      Total other assets ..............................................      5,658,090      7,157,926
                                                                          ------------   ------------
TOTAL ASSETS ..........................................................   $ 22,960,986   $ 18,784,872
                                                                          ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ...................................................   $    646,550   $    529,097
   Accrued liabilities ................................................        881,531        703,109
                                                                          ------------   ------------
      Total current liabilities .......................................      1,528,081      1,232,206
                                                                          ------------   ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred shares; authorized, 1,000,000 shares of $.01 par value;
      no shares issued or outstanding .................................             --             --
   Common shares; authorized, 20,000,000 shares of $.01 par value;
      issued and outstanding, 10,427,133 shares at August 31, 2005,
      and 10,137,782 shares at November 30, 2004 ......................        104,271        101,378
   Additional paid-in capital .........................................     63,762,525     62,333,435
   Accumulated deficit ................................................    (42,433,891)   (44,882,147)
                                                                          ------------   ------------
      Total shareholders' equity ......................................     21,432,905     17,552,666
                                                                          ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................   $ 22,960,986   $ 18,784,872
                                                                          ============   ============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months                Nine Months
                                                   Ended August 31,            Ended August 31,
                                              -------------------------   -------------------------
                                                  2005          2004          2005          2004
                                              -----------   -----------   -----------   -----------
NET REVENUES ..............................   $ 5,242,848   $ 3,076,373   $14,358,211   $ 8,779,614
COST OF SALES .............................       661,196       443,837     1,856,185     1,483,546
                                              -----------   -----------   -----------   -----------
GROSS MARGIN ..............................     4,581,652     2,632,536    12,502,026     7,296,068
                                              -----------   -----------   -----------   -----------

OPERATING EXPENSES:
   Research, development and engineering ..        95,924        87,001       296,441       269,418
   Selling, general and administrative ....     3,064,857     2,019,128     8,685,648     5,810,669
                                              -----------   -----------   -----------   -----------
      Total operating expenses ............     3,160,781     2,106,129     8,982,089     6,080,087
                                              -----------   -----------   -----------   -----------
OPERATING INCOME ..........................     1,420,871       526,407     3,519,937     1,215,981
                                              -----------   -----------   -----------   -----------
OTHER INCOME:
   Interest income ........................        85,413        13,315       189,542        26,216
                                              -----------   -----------   -----------   -----------
   Total other income .....................        85,413        13,315       189,542        26,216
                                              -----------   -----------   -----------   -----------
NET INCOME BEFORE INCOME TAXES ............     1,506,284       539,722     3,709,479     1,242,197
                                              -----------   -----------   -----------   -----------

INCOME TAX PROVISION ......................       512,136            --     1,261,223            --
                                              -----------   -----------   -----------   -----------

NET INCOME ................................   $   994,147   $   539,722   $ 2,448,256   $ 1,242,197
                                              -----------   -----------   -----------   -----------

NET INCOME PER COMMON
   SHARE - BASIC ..........................   $      0.10   $      0.05   $      0.24   $      0.13
                                              -----------   -----------   -----------   -----------

NET INCOME PER COMMON
   SHARE - DILUTED ........................   $      0.08   $      0.05   $      0.21   $      0.11
                                              -----------   -----------   -----------   -----------

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC ....................    10,360,990    10,098,237    10,227,923     9,662,716
                                              ===========   ===========   ===========   ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED ..................    12,102,611    11,913,495    11,850,418    11,353,955
                                              ===========   ===========   ===========   ===========

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For the Nine Month
                                                                          Periods Ended
                                                                    ------------------------
                                                                     August 31,   August 31,
                                                                        2005         2004
                                                                    -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................   $ 2,448,256   $1,242,197
   Adjustments to reconcile net income to net cash provided by operations:
      Income tax provision ......................................     1,261,223           --
      Depreciation and amortization .............................       276,967      199,317
      Compensation expense for non-employee stock options .......         7,013           --
      Changes in assets and liabilities:
         Accounts receivable (increase) decrease ................      (441,813)     268,256
         Inventory (increase) ...................................      (627,277)     (91,332)
         Prepaid expenses decrease ..............................       103,911       17,620
         Accounts payable increase (decrease) ...................       117,453     (125,746)
         Accrued liabilities increase ...........................       178,422       18,981
                                                                    -----------   ----------
            Net cash provided by operations .....................     3,324,155    1,529,293
                                                                    -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment (net) ..................      (119,543)     (93,169)
                                                                    -----------   ----------
            Net cash (used in) investing activities .............      (119,543)     (93,169)
                                                                    -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares due to exercise
   of stock options and warrants ................................     1,424,970    2,666,022
                                                                    -----------   ----------
            Net cash provided by financing activities ...........     1,424,970    2,666,022
                                                                    -----------   ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS ..................................................     4,629,582    4,102,146

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD ....................................................     7,069,542    2,239,192
                                                                    -----------   ----------
CASH AND CASH EQUIVALENTS, END
   OF PERIOD ....................................................   $11,699,124   $6,341,338
                                                                    ===========   ==========
Supplemental Disclosure of Non cash investing activities:
   Demonstration and no-cap sales equipment capitalized
   from inventory (Note 2) ......................................   $   390,150   $  404,777

                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2005

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

     The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the nine-month period ended August 31, 2005 do not necessarily indicate the results that you should expect for the year ending November 30, 2005. You should read the unaudited interim financial statements together with the financial statements and related notes for the year ended November 30, 2004 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Inventory is stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. Inventory consists of:

                          August 31, 2005   November 30, 2004
                          ---------------   -----------------
Finished goods ........       $449,651           $358,815
Purchased components ..        430,401            323,053
Work in process .......         39,985              1,042
                              --------           --------
   Total ..............       $920,037           $682,910
                              ========           ========

     Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. We offer to our United States customers a no-cap sales program whereby we ship the Cerebral Oximeter to the customer at no charge, in exchange for the customer agreeing to purchase SomaSensors. The Cerebral Oximeters that are shipped to our customers are classified as no-cap sales equipment and are depreciated over five years. During the first nine months of fiscal 2005 and fiscal 2004, costs capitalized from inventory for Cerebral Oximeters being used as demonstration and no-cap sales equipment at customer locations were approximately $390,000 and $405,000, respectively. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.

     Intangible Assets consist of patents and trademarks, and license acquisition costs. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

                                         August 31, 2005   November 30, 2004
                                         ---------------   -----------------
Patents and trademarks ...............      $111,733           $111,733
   Less accumulated amortization .....       (93,084)           (87,900)
                                            --------           --------
      Total ..........................      $ 18,649           $ 23,833
                                            ========           ========

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2005

     Amortization expense for the nine months ended August 31, 2005 and August 31, 2004 was approximately $5,200. Amortization expense for each of the next three fiscal years is expected to be approximately $6,900 per year, and approximately $3,100 in fiscal 2008.

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

     The total carrying amount of these license acquisition costs is as follows:

                               August 31, 2005   November 30, 2004
                               ---------------   -----------------
License acquisition costs ..       $929,093           $929,093

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

                                 AUGUST 31, 2005

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

     We currently account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. However, we have also adopted the enhanced disclosure provisions as defined by Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Stock-based compensation of consultants and advisors is determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model. The resulting amount is recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. As a result, we recorded $7,013 of compensation expense, and an equal increase in additional paid in capital, for stock options issued to non-employees during the first three quarters of fiscal 2005, and we recorded no such expense in fiscal 2004. During the first three quarters of fiscal 2005 we granted 168,257 stock options to our employees, directors and one of our consultants, and we issued 273,087 newly-issued common shares as a result of stock option exercises. During the first three quarters of fiscal 2004, we granted 50,500 stock options to our employees and directors, and we issued 318,276 newly-issued common shares as a result of stock option exercises.

     Had compensation expense for stock options that vested in the first three quarters been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, our results of operations, on a pro forma basis, would have been as follows:

                                                 FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                             ---------------------------------   ---------------------------------
                                             AUGUST 31, 2005   AUGUST 31, 2004   AUGUST 31, 2005   AUGUST 31, 2004
                                             ---------------   ---------------   ---------------   ---------------
Net income ...............................      $ 994,147         $ 539,722        $ 2,448,256        $1,242,197
Add: Stock-based employee compensation
   included in actual net income .........      $   4,208         $       0        $     7,013        $        0
Deduct: Total stock-based employee
   compensation expense, had fair value
   method been applied ...................      $(721,957)        $(197,198)       $(1,315,687)       $ (566,590)
                                                ---------         ---------        -----------        ----------
Pro-forma net income .....................      $ 276,398         $ 342,524        $ 1,139,582        $  675,607
                                                =========         =========        ===========        ==========
Net income per common share -
   diluted ...............................      $     .08         $     .05        $       .21        $      .11
Pro forma net income per common
   share - diluted .......................      $     .02         $     .03        $       .10        $      .06

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2005

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

                                               2005
                                    --------------------------
                                    Three Months   Nine Months
                                    ------------   -----------
Weighted average shares - basic      10,360,990     10,227,923
Add: effect of dilutive common
   shares and warrant                 1,741,621      1,622,495
                                     ----------     ----------
Weighted average shares - diluted    12,102,611     11,850,418

                                               2004
                                    --------------------------
                                    Three Months   Nine Months
                                    ------------   -----------
Weighted average shares - basic      10,098,237      9,662,716
Add: effect of dilutive common
   shares and warrant                 1,815,258      1,691,239
                                     ----------     ----------
Weighted average shares - diluted    11,913,495     11,353,955

     For the three and nine months ended August 31, 2005, the number of stock options that were excluded from the computation of net income per common share - diluted, because the exercise price of the options exceeded the average price per share of our common shares, was approximately 500, and the number of warrants excluded from the calculation was 2,100,000, as they are contingent on achieving specified future sales targets that we do not expect to achieve. For the three and nine months ended August 31, 2004, there were approximately 22,000 stock options outstanding that were excluded from the computation of net income per common share - diluted, and there were approximately 1,866,000 warrants outstanding that were excluded from the computation. As of August 31, 2005 and August 31, 2004, we had outstanding warrants and options to purchase common shares of 4,303,151 and 4,439,915, respectively.

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

                                 AUGUST 31, 2005

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

     During the first quarter of fiscal 2005, we began recognizing income tax expense at an estimated effective tax rate of 34% on our statement of operations. As we assess our plans for future years, we will continue to review the appropriateness of adjusting our deferred tax asset valuation allowance and recognizing additional net deferred tax assets.

4.   ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                            August 31, 2005   November 30, 2004
                            ---------------   -----------------
Incentive compensation ..       $471,548           $390,978
Sales commissions .......        256,352            153,180
Professional fees .......        115,225             42,000
Warranty ................         14,800             10,750
401(k) match ............         13,160             97,071
Royalty .................         10,445              9,130
                                --------           --------
   Total ................       $881,530           $703,109
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

                                 AUGUST 31, 2005

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

     During the first three quarters of fiscal 2005, we issued 273,087 common shares as a result of stock option exercises for proceeds of approximately $1,425,000.

     In May 2005, Joe B. Wolfe, agent for CorRestore LLC and one of our former directors, purchased 20,000 common shares under his warrants by a cashless exercise. As a result of this cashless exercise, we issued 16,264 common shares to Mr. Wolfe, retaining 3,736 common shares in payment of the exercise price. Mr. Wolfe has no vested warrants remaining to purchase common shares.

7.   SEGMENT INFORMATION

     We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 97% of our net revenues in the first three quarters of fiscal 2005 were derived from our INVOS Cerebral Oximeter product line, compared to 95% of our net revenues in the first three quarters of fiscal 2004.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2005

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

     During fiscal 2004 and the first three quarters of fiscal 2005, our primary activities consisted of sales and marketing of the Cerebral Oximeter, the related disposable SomaSensor, and the CorRestore System.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2005

     As described in more detail below, for the nine months ended August 31, 2005, we achieved an increase in net income before income taxes of approximately 199%, primarily as a result of an increase in net revenues of approximately 64% and an increase in gross margin percentage to approximately 87%. Our increase in net revenues was primarily a result of increased unit sales and increased average selling prices for our disposable SomaSensor in the United States, increased sales of the Cerebral Oximeter to pediatric hospitals in the United States and increased international sales. Our increase in gross margin percentage was also primarily attributable to the increased sales of the Cerebral Oximeter to pediatric hospitals and the increase in the average selling prices for our disposable SomaSensors, as well as the reduction in the cost of our disposable SomaSensor by approximately 40%, effective May 2004, as a result of changes in our manufacturing process. Our operating expenses increased approximately 48% for the nine month period primarily due to our hiring additional sales personnel in fiscal 2004 and 2005, increased commissions paid to our independent sales representative firms and direct sales employees as a result of increased sales, increased selling expenses, increased accrued incentive compensation and costs associated with our first Sarbanes-Oxley internal control assessment. We had approximately $3,324,000 of cash provided by operations in the first three quarters of fiscal 2005, and a net increase in cash and cash equivalents of approximately $4,630,000.

     For 2005, we project an increase in net revenues of approximately 59% to 63%, to approximately $20.0 million to $20.5 million, and we also project an increase in net income before income taxes of approximately 135% to 150%, to approximately $4.7 million to $5.0 million. In addition, we expect to realize a net increase in cash and cash equivalents of approximately $5.4 million, and we expect that our year-end cash balances will be approximately $12.5 million. While we do not expect to pay income taxes for fiscal 2005, beginning in the first quarter of 2005, we began recognizing income tax expense at an estimated effective tax rate of 34% on our statement of operations. As we assess our plans for future years, we will continue to review the appropriateness of adjusting our deferred tax asset valuation allowance and recognizing additional net deferred tax assets.

THREE MONTHS ENDED AUGUST 31, 2005 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2004

     Our net revenues increased $2,166,475, or 70%, from $3,076,373 in the three-month period ended August 31, 2004 to $5,242,848 in the three-month period ended August 31, 2005. The increase in net revenues is attributable to

          - an increase in United States sales of approximately $1,814,000, or 70%, from approximately $2,600,000 in the third quarter of fiscal 2004 to approximately $4,414,000 in the third quarter of fiscal 2005. This increase is primarily due to an increase in sales of the disposable SomaSensor of approximately $1,492,000, or 64%, as a result of a 45% increase in SomaSensor unit sales, driven primarily by increased sales personnel and recent clinical research data, and a 13% increase in SomaSensor average selling prices. In addition, Cerebral Oximeter revenues increased approximately $346,000, or 241%, due to increased purchases by pediatric hospitals, and

          - an increase in international sales of approximately $353,000, or 74%, from approximately $476,000 in the third quarter of fiscal 2004 to approximately $829,000 in the third quarter of fiscal 2005, primarily attributable to increased purchases of the Cerebral Oximeter by Tyco Healthcare.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2005

     As described above, during the third quarter we achieved a 13% increase in the average selling price of SomaSensors in the United States. The increase in the average selling price is primarily attributable to the addition of new customers at our higher suggested retail prices and increased sales of our pediatric SomaSensor, which sells for a premium price. In addition, as described above, we had a 45% increase in SomaSensor unit sales in the United States to 41,720 units. We expect that the average selling price of SomaSensors in the United States will increase by at least 10% in 2005 compared to 2004 as a result of the factors described above.

     We placed 76 new Cerebral Oximeters in the United States in the third quarter of 2005, and we estimate that the installed base of Cerebral Oximeters in the United States is approximately 985, in approximately 455 hospital accounts, as of August 31, 2005. Internationally we sold 58 Cerebral Oximeters and 13,290 SomaSensors during the third quarter of 2005.

     Approximately 16% of our net revenues in the third quarter of fiscal 2005 were from export sales, compared to approximately 15% in the third quarter of fiscal 2004. We expect international net revenues to represent approximately 15% to 20% of total net revenues in 2005. During the third quarter of 2005, one international distributor (Europe) represented approximately 12% of our net revenues, and during the third quarter of fiscal 2004, one international distributor (Europe) represented approximately 10% of our net revenues.

     Sales of our products as a percentage of net revenues were as follows:

                         PERCENT OF NET REVENUE
                        THIRD QUARTER OF FISCAL
                        -----------------------
PRODUCT                       2005   2004
-------                       ----   ----
SomaSensors..........          79%    85%
Cerebral Oximeters...          19%    11%
CorRestore Systems...           2%     4%
                              ---    ---
   Total.............         100%   100%
                              ===    ===

For 2005, we expect sales of SomaSensors to account for 75% to 80% of net revenues, sales of Cerebral Oximeters 20% to 25%, and sales of CorRestore Systems less than 5%.

     Gross margin as a percentage of net revenues was approximately 87% for the quarter ended August 31, 2005 and approximately 86% for the quarter ended August 31, 2004. The increase in gross margin as a percentage of net revenues is primarily attributable to the increase in the average selling price of SomaSensors described above, and increased sales of the Cerebral Oximeter to pediatric hospitals in the United States. We expect our gross margin percentage to be approximately 87% in fiscal 2005, primarily due to the factors described above.

     Our research, development and engineering expenses increased $8,923, or 10%, from $87,001 for the three months ended August 31, 2004 to $95,924 for the three months ended August 31, 2005. The increase is primarily attributable to increased development costs associated with the Cerebral Oximeter. We expect our research and development expenses to increase in the fourth quarter of 2005 primarily as a result of design and development costs associated with our next generation cerebral oximeter and smaller pediatric SomaSensor, and the addition of one engineer.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2005

     Selling, general and administrative expenses increased approximately $1,046,000, or 52%, from $2,019,128 for the quarter ended August 31, 2004 to $3,064,857 for the quarter ended August 31, 2005, primarily due to a 53% increase in our sales and marketing expenses during the third quarter of fiscal 2005 because of our increased sales personnel and our increased sales and marketing efforts. The increase in selling, general and administrative expense is primarily attributable to

          - a $251,000 increase in salaries, wages, and related expenses, primarily as a result of an increase in the number of employees, principally sales and marketing (from an average of 34 employees for the third quarter ended August 31, 2004 to an average of 43 employees for the third quarter ended August 31, 2005),

          - a $199,000 increase in commissions paid to our independent sales representative firms as a result of increased sales,

          - a $186,000 increase in commissions paid to our sales employees, as a result of hiring additional sales employees in fiscal 2004 and 2005 and increased sales,

          - a $185,000 increase in audit-related expenses, primarily as a result of costs associated with our first internal control assessment under Section 404 of the Sarbanes-Oxley Act and related regulations,

          - a $109,000 increase in accrued incentive compensation expense due to our year-to-date 2005 financial performance, primarily increased sales and net income, in accordance with the 2005 Incentive Compensation Plan,

          - a $103,000 increase in travel, training, trade show and selling-related expenses as a result of our increased sales personnel and increased sales and marketing efforts, and

          - $42,000 in costs for the third quarter of fiscal 2005 associated with our employer 401(k) matching program, which was implemented in the fourth quarter of fiscal 2004.

     We expect our selling, general and administrative expenses to increase further in fiscal 2005, primarily as a result of our current plans to hire additional direct sales personnel in fiscal 2005, increased sales commissions payable to our direct sales personnel and independent sales representative firms as sales increase, and increased sales and marketing expenses.

     During the third quarter of fiscal 2005, we recognized income tax expense at an estimated effective tax rate of 34% in our statement of operations, and we expect this to continue for future periods.

     For the three-month period ended August 31, 2005, we realized net income of $.08 per diluted common share, compared to $.05 per diluted common share for the third quarter of 2004. The increase in net income per diluted common share is primarily attributable to

          -    a 70% increase in net revenues,

          -    an increase in gross margin percentage to 87% from 86%, and

          -    a $72,000 increase in interest income.

We achieved the increase in net income despite a 50% increase in operating expenses and the recognition of income tax expense.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2005

NINE MONTHS ENDED AUGUST 31, 2005 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2004

     Our net revenues increased $5,578,597, or 64%, from $8,779,614 in the nine-month period ended August 31, 2004 to $14,358,211 in the nine-month period ended August 31, 2005. The increase in net revenues is attributable to

     - an increase in United States sales of approximately $4,586,000, or 62%, from approximately $7,390,000 in the first three quarters of fiscal 2004 to approximately $11,976,000 in the first three quarters of fiscal 2005. This increase is primarily due to an increase in sales of the disposable SomaSensor of approximately $3,702,000, or 58%, as a result of a 39% increase in SomaSensor unit sales and a 13% increase in SomaSensor average selling prices, and an increase in Cerebral Oximeter revenues of approximately $960,000, or 165%, due to increased purchases by pediatric hospitals. This increase was partially offset by a decrease in sales of the CorRestore System of approximately $76,000, or 19%, and

     - an increase in international sales of approximately $993,000, or 71%, from approximately $1,389,000 in the first three quarters of fiscal 2004 to approximately $2,382,000 in the first three quarters of fiscal 2005, primarily attributable to increased purchases of the Cerebral Oximeter and SomaSensor by Tyco Healthcare.

     As described above, during the first three quarters of 2005 we achieved a 13% increase in the average selling price of SomaSensors in the United States. The increase in the average selling price is primarily attributable to the addition of new customers at our higher suggested retail prices and increased sales of our pediatric SomaSensor, which sells for a premium price. In addition, as described above, we had a 39% increase in SomaSensor unit sales in the United States to 112,257 units. Internationally we sold 42,030 SomaSensors in the first nine months of 2005.

     We placed 216 new Cerebral Oximeters in the United States, and 159 internationally, in the first three quarters of 2005.

     Approximately 17% of our net revenues in the first three quarters of fiscal 2005 were from export sales, compared to approximately 16% of our net revenues in the first three quarters of fiscal 2004. One international distributor (Europe) accounted for approximately 12% of net revenues for the nine months ended August 31, 2005.

     Sales of our products as a percentage of net revenues were as follows:

                            PERCENT OF NET REVENUE
                        FIRST THREE QUARTERS OF FISCAL
                        ------------------------------
PRODUCT                           2005   2004
-------                           ----   ----
SomaSensors..........              77%    81%
Cerebral Oximeters...              20%    14%
CorRestore Systems...               3%     5%
                                  ---    ---
   Total.............             100%   100%
                                  ===    ===

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2005

     Gross margin as a percentage of net revenues was approximately 87% for the nine months ended August 31, 2005 and approximately 83% for the nine months ended August 31, 2004. The increase in gross margin as a percentage of net revenues is primarily attributable to the increase in the average selling price of SomaSensors described above, the reduction in the cost of our SomaSensor by approximately 40% in May 2004, and increased sales of the Cerebral Oximeter to pediatric hospitals in the United States.

     Our research, development and engineering expenses increased $27,023, or 10%, from $269,418 for the nine months ended August 31, 2004 to $296,441 for the nine months ended August 31, 2005. The increase is primarily attributable to development costs associated with the Cerebral Oximeter.

     Selling, general and administrative expenses increased approximately $2,875,000, or 49%, from $5,810,669 for the nine months ended August 31, 2004 to $8,685,648 for the nine months ended August 31, 2005, primarily due to a 62% increase in our sales and marketing expenses during the first three quarters of fiscal 2005 because of our increased sales personnel and our increased sales and marketing efforts. The increase in selling, general and administrative expense is primarily attributable to

          - a $682,000 increase in salaries, wages, and related expenses, primarily as a result of an increase in the number of employees, principally sales and marketing (from an average of 32 employees for the nine months ended August 31, 2004 to an average of 40 employees for the nine months ended August 31, 2005),

          - a $661,000 increase in commissions paid to our sales employees, as a result of hiring additional sales employees in fiscal 2004 and 2005 and increased sales,

          - a $519,000 increase in commissions paid to our independent sales representative firms as a result of increased sales,

          - a $423,000 increase in travel, training, trade show and selling-related expenses as a result of our increased sales personnel and increased sales and marketing efforts,

          - a $330,000 increase in accrued incentive compensation expense due to our year-to-date 2005 financial performance, primarily increased sales and net income, in accordance with the 2005 Incentive Compensation Plan,

          - a $255,000 increase in audit-related expenses, primarily as a result of costs associated with our first internal control assessment under Section 404 of the Sarbanes-Oxley Act, and

          - $118,000 in costs for the first nine months of fiscal 2005 associated with our employer 401(k) matching program, which was implemented in the fourth quarter of fiscal 2004.

During the first nine months of fiscal 2004 we incurred approximately $96,000 of expenses as a result of the termination of some of our independent sales representative firms, and no such expenses were incurred during the first nine months of fiscal 2005.

     During the first nine months of fiscal 2005, we recognized income tax expense at an estimated effective tax rate of 34% in our statement of operations.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2005

     For the nine-month period ended August 31, 2005, we realized net income of $.21 per diluted share, compared to $.11 per diluted share in fiscal 2004. This increased net income per diluted common share is primarily attributable to

     -    a 64% increase in net revenues,

     -    an increase in gross margin percentage to 87% from 83%, and

     -    a $163,000 increase in interest income.

We achieved the increase in net income despite a 48% increase in operating expenses and the recognition of income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations during the nine-month period ended August 31, 2005 was approximately $3,324,000. Cash was provided by

          - net income of approximately $2,448,000, non-cash income tax expense of approximately $1,261,000, and depreciation and amortization expense of approximately $277,000,

          - an increase in accrued liabilities of approximately $178,000, primarily due to increased accrued employee sales commissions as a result of higher sales, increased accrued incentive compensation as a result of our year-to-date fiscal 2005 financial performance, and increased accrued professional fees due to costs associated with our first internal control assessment under Section 404 of the Sarbanes-Oxley Act, partially offset by payments made in the first nine months for employer 401(k) matching contributions,

          - an increase in accounts payable of approximately $117,000, primarily because of increased inventories, increased sales commissions payable to our independent representative firms and partially offset by more timely payments to vendors, and

          - a decrease in prepaid expenses of approximately $104,000, primarily because of the amortization of prepaid insurance payments made in fiscal 2004.

Cash provided by operations was partially offset by

          - an increase in inventories of approximately $627,000 of SomaSensors and components associated with our Cerebral Oximeter, and

          - an increase in accounts receivable of approximately $442,000, primarily because of higher third quarter 2005 sales than fourth quarter 2004 sales, partially offset by faster collection of receivables in the third quarter of 2005.

     The increase in inventories described above is greater than shown on our balance sheet because it includes Cerebral Oximeters that we capitalized because they are being used as demonstration units and no-cap sales equipment. We capitalized approximately $390,000 of costs from inventory for Cerebral Oximeters being used as demonstration units and no-cap sales equipment at customer locations during the first nine months of 2005, compared to approximately $405,000 in the first nine months of fiscal 2004. We depreciate these assets over five years.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2005

     In addition, we had capital expenditures in the first nine months of fiscal 2005 of approximately $120,000. These expenditures were primarily for computer equipment for our new employees, leasehold improvements to our facility, and furniture and fixtures associated with the leasehold improvements.

     During the first three quarters of fiscal 2005, we issued 273,087 common shares as a result of stock option exercises, for proceeds of approximately $1,425,000.

     As of August 31, 2005, we had working capital of $14,452,848, cash and cash equivalents of $11,699,124, total current liabilities of $1,528,081 and shareholders' equity of $21,432,905. We had an accumulated deficit of $42,433,891 through August 31, 2005.

     For 2005, we expect to realize positive cash flow from operations, as well as a net increase in cash and cash equivalents, with year-end cash on hand expected to be approximately $12.5 million.

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

                                 AUGUST 31, 2005

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

     We currently account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. Stock-based compensation of consultants and advisors is determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model. The resulting amount is recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. As a result, we recorded $7,013 of compensation expense, and an equal increase in additional paid in capital, for stock options issued to non-employees during the first three quarters of fiscal 2005, and we recorded no such expense in fiscal 2004. During the first three quarters of fiscal 2005, we granted 168,257 stock options to our employees, directors and one of our consultants, and during the first three quarters of fiscal 2004, we granted 50,500 stock options to our employees and directors.

     Had we recognized compensation expense for stock options that vested in the first three quarters of fiscal 2005 and 2004, using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, our net income, on a pro forma basis, would have decreased by approximately $1,309,000, or $.11 per diluted common share, and $567,000, or $.05 per diluted common share, respectively.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2005

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

     During the first quarter of fiscal 2005, we began recognizing income tax expense at an estimated effective tax rate of 34% on our statement of operations. As we assess our plans for future years, we will continue to review the appropriateness of adjusting our deferred tax asset valuation allowance and recognizing additional net deferred tax assets.

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

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2005

CONTRACTUAL OBLIGATIONS

     As of August 31, 2005, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2004 under the caption "Contractual Obligations".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of August 31, 2005, and, based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of August 31, 2005. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our third fiscal quarter ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                        Somanetics Corporation
                                        (Registrant)


Date: October 12, 2005                  By: /s/ William M. Iacona
                                            ------------------------------------
                                        William M. Iacona
                                        Vice President, Finance, Controller, and
                                        Treasurer (Duly Authorized and
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