Form 10-Q
period 2006-02-28
SOMANETICS CORP
filed 2006-03-31
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended FEBRUARY 28, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

Commission file number 0-19095

                             SOMANETICS CORPORATION
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                     38-2394784
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              1653 EAST MAPLE ROAD
                                 TROY, MICHIGAN
                                   48083-4208
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (248) 689-3050
              (Registrant's telephone number, including area code)

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

     Number of common shares outstanding at March 31, 2006: 13,019,885

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS

                                                                            FEBRUARY 28,   NOVEMBER 30,
                                                                                2006           2005
                                                                            ------------   ------------
                                                                             (Unaudited)     (Audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents............................................    $ 14,395,224   $ 13,148,237
   Accounts receivable..................................................       2,968,919      3,531,740
   Inventory............................................................       1,184,044      1,058,101
   Prepaid expenses.....................................................         314,427        623,303
   Deferred tax asset - current.........................................       1,675,011      1,561,322
                                                                            ------------   ------------
      Total current assets..............................................      20,537,625     19,922,703
                                                                            ------------   ------------
PROPERTY AND EQUIPMENT (at cost):
   Demonstration and no capital cost sales equipment at customers.......       2,040,906      1,916,655
   Machinery and equipment..............................................       1,118,118        768,992
   Furniture and fixtures...............................................         295,906        289,397
   Leasehold improvements...............................................         192,615        187,135
                                                                            ------------   ------------
      Total.............................................................       3,647,545      3,162,179
   Less accumulated depreciation and amortization.......................      (1,944,237)    (1,836,438)
                                                                            ------------   ------------
      Net property and equipment........................................       1,703,308      1,325,741
                                                                            ------------   ------------
OTHER ASSETS:
   Deferred tax asset - non-current.....................................       7,815,871      8,438,678
   Other................................................................         244,412         15,000
   Intangible assets, net...............................................          15,193         16,921
                                                                            ------------   ------------
      Total other assets................................................       8,075,476      8,470,599
                                                                            ------------   ------------
TOTAL ASSETS.............................................................   $ 30,316,409   $ 29,719,043
                                                                            ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.....................................................    $    955,795   $    712,796
   Accrued liabilities..................................................         531,673      1,165,594
                                                                            ------------   ------------
      Total current liabilities.........................................       1,487,468      1,878,390
                                                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES............................................
SHAREHOLDERS' EQUITY:
   Preferred shares; authorized, 1,000,000 shares of $.01 par value;
      no shares issued or outstanding....................................             --             --
   Common shares; authorized, 20,000,000 shares of $.01 par value;
      issued and outstanding, 10,715,885 shares at February 28, 2006,
      and 10,715,885 shares at November 30, 2005.........................        107,159        107,159
   Additional paid-in capital............................................     64,864,554     64,864,554
   Accumulated deficit...................................................    (36,142,772)   (37,131,060)
                                                                            ------------   ------------
      Total shareholders' equity.........................................     28,828,941     27,840,653
                                                                            ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................   $ 30,316,409   $ 29,719,043
                                                                            ============   ============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        FOR THE THREE-MONTH
                                                           PERIODS ENDED
                                                    ---------------------------
                                                    FEBRUARY 28,   FEBRUARY 28,
                                                        2006           2005
                                                    ------------   ------------
NET REVENUES ....................................    $ 5,753,715    $ 4,032,617
COST OF SALES ...................................        710,499        550,149
                                                     -----------    -----------
   Gross Margin .................................      5,043,216      3,482,468
                                                     -----------    -----------

OPERATING EXPENSES:
   Research, development and engineering ........        178,066         95,802
   Selling, general and administrative ..........      3,507,881      2,576,136
                                                     -----------    -----------
      Total operating expenses ..................      3,685,947      2,671,938
                                                     -----------    -----------

OPERATING INCOME ................................      1,357,269        810,530
                                                     -----------    -----------

OTHER INCOME:
   Interest income ..............................        140,136         43,903
                                                     -----------    -----------
      Total other income ........................        140,136         43,903
                                                     -----------    -----------
NET INCOME BEFORE INCOME TAXES ..................      1,497,405        854,433
                                                     -----------    -----------
INCOME TAX PROVISION ............................       (509,118)      (290,507)
                                                     -----------    -----------
NET INCOME ......................................    $   988,287    $   563,926
                                                     ===========    ===========
NET INCOME PER COMMON SHARE - BASIC .............    $       .09    $       .06
                                                     ===========    ===========
NET INCOME PER COMMON SHARE - DILUTED ...........    $       .08    $       .05
                                                     ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC .....     10,715,885     10,140,015
                                                     ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED ...     12,323,704     11,840,093
                                                     ===========    ===========

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      FOR THE THREE-MONTH
                                                                                         PERIODS ENDED
                                                                                  ---------------------------
                                                                                  FEBRUARY 28,   FEBRUARY 28,
                                                                                      2006           2005
                                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................................   $   988,287     $  563,926
   Adjustments to reconcile net income to net cash provided by operations:
      Income tax provision ....................................................       509,118        290,507
      Depreciation and amortization ...........................................       119,749         82,563
      Changes in assets and liabilities:
         Accounts receivable (increase) decrease ..............................       562,821       (289,505)
         Inventory (increase) .................................................      (257,555)       (95,398)
         Prepaid expenses decrease ............................................       308,876         74,099
         Other assets (increase) ..............................................      (229,412)            --
         Accounts payable increase ............................................       242,999        168,299
         Accrued liabilities (decrease) .......................................      (633,921)      (399,905)
                                                                                  -----------     ----------
      Net cash provided by operating activities ...............................     1,610,962        394,586
                                                                                  -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment (net) ................................      (363,975)       (24,594)
                                                                                  -----------     ----------
      Net cash (used in) investing activities .................................      (363,975)       (24,594)
                                                                                  -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares due to exercise of stock options ...            --         62,972
                                                                                  -----------     ----------
      Net cash provided by financing activities ...............................            --         62,972
                                                                                  -----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................................     1,246,987        432,964

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................    13,148,237      7,069,542
                                                                                  -----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................   $14,395,224     $7,502,506
                                                                                  ===========     ==========

Supplemental Disclosure of Non cash investing activities:
   Demonstration and no capital cost sales equipment capitalized
      from inventory (Note 2) .................................................   $   131,612     $  114,329

                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2006

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

     The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the three-month period ended February 28, 2006 do not necessarily indicate the results that you should expect for the year ending November 30, 2006. You should read the unaudited interim financial statements together with the financial statements and related notes for the year ended November 30, 2005 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Inventory is stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. Inventory consists of:

                         FEBRUARY 28,   NOVEMBER 30,
                             2006           2005
                         ------------   ------------
Purchased components..    $  851,062     $  652,876
Finished goods........       265,033        352,560
Work in process.......        67,949         52,665
                          ----------     ----------
   Total..............    $1,184,044     $1,058,101
                          ==========     ==========

     Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Depreciation expense was $118,021 and $80,835 for the quarters ended February 28, 2006 and February 28, 2005, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years. As of February 28, 2006, we have capitalized $2,040,906 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,144,600. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.

     Intangible Assets consist of patents and trademarks. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

                                   FEBRUARY 28,   NOVEMBER 30,
                                       2006           2005
                                   ------------   ------------
Patents and trademarks..........     $111,733       $111,733
Less: accumulated amortization..      (96,540)       (94,812)
                                     --------       --------
   Total........................     $ 15,193       $ 16,921
                                     ========       ========

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2006

     Amortization expense for the three months ended February 28, 2006 and February 28, 2005 was approximately $1,700. Amortization expense for each of the next two fiscal years is expected to be approximately $6,900 per year, and approximately $3,100 in fiscal 2008.

     Stock Options In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share Based Payment. This Statement revises Statement No. 123, "Accounting for Stock-Based Compensation," and requires that compensation costs related to share-based payment transactions, including stock options, restricted stock and restricted stock units be recognized in the financial statements. This Statement became effective for our fiscal quarter that began December 1, 2005.

     We previously accounted for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees were measured as the excess, if any, of the market price of our stock at the date of grant over the amount an employee must pay to acquired the stock. No compensation expense has been charged against income for stock option grants to employees for the quarter ended February 28, 2005.

     In November 2005, we approved the acceleration of vesting of all unvested stock options as of November 30, 2005. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of SFAS 123(R), which became effective for our fiscal quarter that began December 1, 2005. After the effects of the accelerated vesting, the initial adoption of SFAS 123(R) was immaterial and resulted in no compensation expense in the first quarter ended February 28, 2006. However, the issuance of additional stock compensation under the 2005 Stock Incentive Plan in the future will have an additional impact on our financial statements.

     Stock-based compensation of consultants and advisors is determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model. The resulting amount is recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. We did not record any compensation expense, or any increase in additional paid in capital, in the first quarters of fiscal 2006 or fiscal 2005.

     Had compensation expense for stock options that vested in the first quarter of fiscal 2005 been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, our results of operations, on a pro forma basis, would have been as follows:

                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005

Net income ............................................................   $ 563,926
Add: Stock-based employee compensation included in actual net income ..   $       0
Deduct: Total stock-based employee compensation, had fair value
   method been applied ................................................   $(197,268)
                                                                          ---------
Pro-forma net income ..................................................   $ 366,658
                                                                          =========
Net income per common share - diluted .................................   $     .05
Pro-forma net income (loss) per common share - diluted, had fair
   value method been applied ..........................................   $     .03

     Net Income Per Common Share - basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding - diluted, for the quarters ended February 28, 2006 and 2005, include the potential dilution that could occur for common stock issuable under stock options or warrants. As of February 28, 2006 and 2005, the difference between weighted average shares - diluted and weighted average shares - basic is calculated as follows:

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2006

                                    February 28, 2006   February 28, 2005
                                    -----------------   -----------------
Weighted average shares - basic         10,715,885          10,140,015
Add: effect of dilutive common
   shares and warrants                   1,607,819           1,700,078
                                        ----------          ----------
Weighted average shares - diluted       12,323,704          11,840,093

     For the quarters ended February 28, 2006 and February 28, 2005, there were 500 stock options outstanding that were excluded from the computation of net income per common share - diluted, as the exercise price of these options exceeded the average price per share of our common stock. In addition, for both periods, there were 2,100,000 warrants outstanding that were excluded from the computation, as the warrants are contingent on achieving specified future sales targets that we do not expect to achieve. As of February 28, 2006 we had outstanding 4,014,232 warrants and options to purchase common shares, and as of February 28, 2005 we had outstanding 4,426,815 warrants and options to purchase common shares.

3.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                           FEBRUARY 28,   NOVEMBER 30,
                               2006           2005
                           ------------   ------------
Incentive Compensation..     $235,487      $  701,658
Professional Fees.......      134,604           5,625
Sales Commissions.......      101,829         352,459
Warranty................       17,350          16,850
Clinical Research.......       16,925          21,675
401(k) Match............       14,929          42,164
Royalty.................       10,549          13,788
Taxes...................           --          11,375
                             --------      ----------
   Total................     $531,673      $1,165,594
                             ========      ==========

4.   COMMITMENTS AND CONTINGENCIES

     We may become subject to products liability claims by patients or physicians, and may become a defendant in products liability or malpractice litigation. We have obtained products liability insurance and an umbrella policy. We might not be able to maintain such insurance or such insurance might not be sufficient to protect us against products liability.

5.   SEGMENT INFORMATION

     We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 98 percent of our net revenues in the first quarter of fiscal 2006 were derived from our INVOS System product line, compared to 97 percent of our net revenues in the first quarter of fiscal 2005.

6.   SUBSEQUENT EVENTS

     On March 6, 2006, we completed a public offering of 2,300,000 of our newly-issued common shares at a public offering price of $24.00 per share. The estimated net proceeds, after deducting the underwriting discount and

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2006

the estimated expense of the offering, were approximately $51,388,000. These amounts include the exercise in full by the underwriters of an option to purchase up to 300,000 shares to cover over-allotments. At completion of the offering, we had 13,015,885 shares outstanding. We intend to use the net proceeds from the offering for the expansion of our direct sales team and other sales and marketing activities, to sponsor additional clinical trials, to expand research and development efforts, and for working capital and general corporate purposes, including potential acquisitions of complementary products, technologies or businesses.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2006

FORWARD-LOOKING STATEMENTS

          You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial data included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of our Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also "Forward-Looking Statements" in Item 1A of our Annual Repot on Form 10-K.

     OVERVIEW

          We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that continuously measures changes in blood oxygen levels in the brain. In the first quarter of fiscal 2005, we initiated selling and marketing efforts for the INVOS System in the pediatric intensive care unit, or ICU. We plan to launch the product into the neonatal ICU in late 2006, after completing development of a smaller SomaSensor. We are currently sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. If the results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major surgeries, consistent with FDA requirements. We expect to begin this marketing in 2008.

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

          We also develop and market the CorRestore System for use in cardiac repair and reconstruction. In September 2004, the European Economic Community changed its regulations, limiting approval authority for animal tissue implant products sold in Europe to some independent registration agencies that do not include our registrar. Sales of CorRestore Systems represented two percent of our first quarter fiscal 2006 net revenues. We expect that as sales of our INVOS System increase, the CorRestore System will become an even less significant component of our business.

     NET REVENUES AND COST OF SALES

          We derive our revenues from sales of INVOS Systems and CorRestore Systems to hospitals in the United States through our direct sales team and independent sales representative firms. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Tyco Healthcare in Europe, Canada, the Middle East and Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable SomaSensors. Revenues from outside the United States contributed 16 percent to our first quarter fiscal 2006 net revenues. As a percentage of revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.

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

                                FEBRUARY 28, 2006

to the customer. At the time of shipment of the monitor, we capitalize the monitor as an asset and depreciate this asset over five years, and this depreciation is included in cost of goods sold.

     OPERATING EXPENSES

          Selling, general and administrative expenses generally consist of:

     -    salaries, wages and related expenses of our employees and consultants;

     - sales and marketing expenses, such as employee sales commissions, commissions to independent sales representatives, travel, entertainment, advertising, education and training expenses, depreciation of demonstration monitors and attendance at selected medical conferences;

     - clinical research expenses, such as costs of supporting clinical trials; and

     - general and administrative expenses, such as the cost of corporate operations, professional services, insurance, warranty and royalty expenses, investor relations, depreciation and amortization, facilities expenses and other general operating expenses.

          We have increased the size of our direct sales team from 17 persons at the end of the first quarter of fiscal 2005 to 26 persons at the end of the first quarter of fiscal 2006. We expect to increase significantly the size of our U.S. direct sales team in fiscal 2006 and are evaluating placing direct salespersons and clinical specialists in Europe to support Tyco Healthcare. We also expect our clinical research expenses to increase in fiscal 2006 as a result of sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. As a result, we expect selling, general and administrative expenses to increase in fiscal 2006.

          Research, development and engineering expenses consist of:

     - salaries, wages and related expenses of our research and development personnel and consultants;

     -    costs of various development projects; and

     - costs of preparing and processing applications for FDA clearance of new products.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2005

          NET REVENUES. Our net revenues increased $1,721,098, or 43 percent, from $4,032,617 in the three-month period ended February 28, 2005 to $5,753,715 in the three-month period ended February 28, 2006. The increase in net revenues is primarily attributable to:

     - an increase in U.S. sales of $1,471,081, or 44 percent, from $3,364,550 in the first quarter of fiscal 2005 to $4,835,631 in the first quarter of fiscal 2006. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $1,191,370, or 41 percent, primarily as a result of a 33 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $283,886, or 85 percent, primarily as a result of increased purchases by pediatric hospitals after the launch of our products into the pediatric ICU in the first quarter of fiscal 2005; and

     - an increase in international sales of $250,017, or 37 percent, from $668,067 in the first quarter of fiscal 2005 to $918,084 in the first quarter of fiscal 2006. The increase in international sales was primarily due to increased purchases of the INVOS System monitor and disposable SomaSensor by Tyco Healthcare in Europe. In the first quarter of fiscal 2006, international sales represented 16 percent of our net revenues, compared to 17 percent of our net revenues in the first quarter of fiscal 2005. Purchases by Tyco Healthcare accounted for 11 percent of net revenues in the first quarter of fiscal 2006 and 10 percent of net revenues in the first quarter of fiscal 2005.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2006

          In the United States, we sold 44,150 SomaSensors in the first quarter of fiscal 2006, and internationally, we sold 18,290 SomaSensors in the first quarter of fiscal 2006. We placed 80 INVOS System monitors in the United States and 56 internationally in the first quarter of fiscal 2006, and our installed base of INVOS System monitors in the United States was approximately 1,180, in 523 hospitals, as of February 28, 2006.

          Sales of our products as a percentage of net revenues were as follows:

                            THREE MONTHS ENDED FEBRUARY 28,
                            -------------------------------
PRODUCT                               2006   2005
-------                               ----   ----
SomaSensors .............              79%    80%
INVOS System Monitors ...              19%    17%
                                      ---    ---
   Total INVOS System ...              98%    97%
CorRestore Systems ......               2%     3%
                                      ---    ---
   Total ................             100%   100%
                                      ===    ===

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

          GROSS MARGIN. Gross margin as a percentage of net revenues was 88 percent for the three months ended February 28, 2006 and 86 percent for the three months ended February 28, 2005. The increase in gross margin as a percentage of net revenues is primarily attributable to a six percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitors to pediatric hospitals in the United States. This increase in our average selling prices is attributable to the addition of new customers at our higher suggested retail prices and increased sales of our pediatric SomaSensor, which sells for a higher price than the adult SomaSensor.

          RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES. Our research, development and engineering expenses increased $82,264, or 86 percent, from $95,802 in the first quarter of fiscal 2005 to $178,066 in the first quarter of fiscal 2006. The increase is primarily attributable to development costs associated with our next generation INVOS System monitor, scheduled to be launched in the first half of 2006. We expect our research, development and engineering expenses to increase in fiscal 2006, primarily as a result of development costs associated with our new smaller pediatric SomaSensor and our hiring additional research and development personnel.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $931,745, or 36 percent, from $2,576,136 for the three months ended February 28, 2005 to $3,507,881 for the three months ended February 28, 2006, primarily due to a 33 percent increase in our sales and marketing expenses in the first quarter of fiscal 2006 because of our increased sales personnel and our increased sales and marketing efforts. The increase in selling, general and administrative expense is primarily attributable to:

     - a $334,123 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 37 employees for the three months ended February 28, 2005 to an average of 51 employees for the three months ended February 28, 2006);

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2006

     - a $143,000 increase in employee sales commissions as a result of increased sales and increased sales personnel in the first quarter of fiscal 2006;

     - a $90,000 increase in accrued incentive compensation expense due to our first quarter of fiscal 2006 financial performance, primarily increased sales and net income, in accordance with the 2006 Incentive Compensation Plan;

     - an $80,132 increase in audit-related expenses, primarily as a result of costs associated with our first internal control assessment under
          Section 404 of the Sarbanes-Oxley Act and related regulations;

     - a $62,168 increase in commissions paid to our independent sales representative firms as a result of increased sales;

     - a $45,426 increase in trade show expenses as a result of our increased sales and marketing activities;

     - a $43,610 increase in expenses associated with our national sales team meeting, primarily as a result of the increase in the size of our sales team; and

     - a $42,022 increase in clinical research expenses as a result of the clinical trial we are sponsoring evaluating the use of the INVOS System on diabetic patients over age 50.

          We expect our selling, general and administrative expenses to increase in fiscal 2006, primarily as a result of our hiring additional direct sales personnel in fiscal 2005 and 2006, increased sales commissions payable to our independent sales representative firms, increased clinical research expense, and increased sales and marketing expenses.

          INCOME TAX PROVISION. During the first quarter of fiscal 2006, we recognized income tax expense at an estimated effective tax rate of 34 percent on our statement of operations, and we expect this to continue for future periods.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

          Our principal sources of operating funds have been the proceeds of equity investments from sales of our common shares and cash provided by operating activities.

          As of February 28, 2006, we did not have any outstanding or available debt financing arrangements, we had working capital of $19.1 million and our primary source of liquidity was $14.4 million of cash and cash equivalents. Pending their ultimate use, we currently invest our available funds in bank savings accounts.

          On March 6, 2006, we completed a public offering of 2,300,000 of our newly-issued common shares at a public offering price of $24.00 per share. The estimated net proceeds, after deducting the underwriting discount and the estimated expense of the offering, were approximately $51,388,000. These amounts include the exercise in full by the underwriters of an option to purchase up to 300,000 shares to cover over-allotments. At completion of the offering, we had 13,015,885 shares outstanding. We intend to use the net proceeds from the offering for the expansion of our direct sales team and other sales and marketing activities, to sponsor additional clinical trials, to expand research and development efforts, and for working capital and general corporate purposes, including potential acquisitions of complementary products, technologies or businesses.

          We believe that cash and cash equivalents on hand at February 28, 2006 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2006

     CASH FLOWS FROM OPERATING ACTIVITIES

          Net cash provided by operations during the first quarter of fiscal 2006 and 2005 was $1,610,962 and $394,586, respectively. In the first quarter of fiscal 2006, cash was provided primarily by:

     - $1,617,154 of net income before income taxes and non-cash depreciation and amortization expense;

     - a $562,821 decrease in accounts receivable, primarily as a result of lower first quarter sales in fiscal 2006 than in the fourth quarter of fiscal 2005, and the timing of more of the sales in fiscal 2005 towards the end of the fourth quarter;

     - a $308,876 decrease in prepaid expenses, primarily because we capitalized to machinery and equipment tooling that was completed in the first quarter of fiscal 2006 for our next generation INVOS System monitor; and

     - a $242,999 increase in accounts payable, primarily as a result of increased inventory and operating expenses, partially offset by more timely payments made to vendors.

Cash provided by operations in the first quarter of fiscal 2006 was partially offset by:

     - a $633,921 decrease in accrued liabilities, primarily as a result of the payment of year-end 2005 accrued incentive compensation, accrued 401(k) Plan matching contributions and accrued sales commissions, partially offset by increased accrued professional fees;

     - a $257,555 increase in inventories, primarily due to the acquisition of SomaSensors and components associated with our INVOS System monitor due to anticipated sales; inventories on our balance sheet increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below; and

     - a $229,412 increase in other assets as a result of deferred offering costs associated with our public offering of common shares.

          We expect our working capital requirements to increase as sales increase.

          The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $131,612 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during the first quarter of fiscal 2006, compared to $114,329 in the first quarter of fiscal 2005. As of February 28, 2006, we had capitalized $2,040,906 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,144,600. We depreciate these assets over five years.

     CASH FLOWS FROM INVESTING ACTIVITIES

          Net cash used in investing activities in the first quarter of fiscal 2006 and 2005 was $363,975 and $24,594, respectively. In the first quarter of fiscal 2006, these expenditures were primarily for tooling for the next generation INVOS System monitor.

     CASH FLOWS FROM FINANCING ACTIVITIES

          There was no net cash provided by financing activities in the first quarter of fiscal 2006, and $62,972 provided in the first quarter of fiscal 2005 as a result of the exercise of stock options. During the first quarter of fiscal 2005, we issued 9,500 common shares as a result of the exercise of stock options, for proceeds of $62,972.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2006

CONTRACTUAL OBLIGATIONS

          As of February 28, 2006, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005 under the caption "Contractual Obligations."

OFF-BALANCE SHEET ARRANGEMENTS

          We do not have any off-balance sheet arrangements or financing activities.

NEW ACCOUNTING PRONOUNCEMENTS

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share Based Payment. This Statement revises Statement No. 123, "Accounting for Stock-Based Compensation," and requires that compensation costs related to share-based payment transactions, including stock options, be recognized in the financial statements. In November 2005, we approved the acceleration of vesting of all unvested stock options as of November 30, 2005. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of SFAS 123(R), which is effective for our fiscal quarter that began December 1, 2005. After the effects of the accelerated vesting, the initial adoption of SFAS 123(R) has been immaterial. However, the issuance of additional stock compensation under the 2005 Stock Incentive Plan in future years will have an additional impact on our financial statements.

CRITICAL ACCOUNTING POLICIES

          We believe our most significant accounting policies relate to our accounting treatment of stock options issued to employees, our accounting treatment for income taxes, and our revenue recognition associated with our no capital cost sales program.

     EMPLOYEE STOCK OPTIONS

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share Based Payment. This Statement requires that compensation costs related to share-based payment transactions, including stock options, stock appreciation rights and restricted stock be recognized in the financial statements. This Statement became effective for our fiscal quarter that began December 1, 2005.

          We previously accounted for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income in the first quarter of fiscal 2005 for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant.

          In November 2005, we approved the acceleration of vesting of all unvested stock options as of November 30, 2005. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of SFAS 123(R), which became effective for our fiscal quarter that began December 1, 2005. After the effects of the accelerated vesting, the initial adoption of SFAS

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2006

123(R) has been immaterial. The issuance of additional stock compensation under the 2005 Stock Incentive Plan in the future will have an additional impact on our financial statements.

          Stock-based compensation of consultants and advisors is determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model. The resulting amount is recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. We did not record any compensation expense for consultants and advisors in the first quarter of fiscal 2006 or the first quarter of fiscal 2005.

     Had we recognized compensation expense for our stock options that vested in the first quarter of fiscal 2005 using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, we would have recorded $197,268 in compensation expense and realized pro forma net income of $366,658, or $.03 per diluted common share.

     INCOME TAXES

          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent three fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets, and the reversal of part of our valuation allowance, included assuming that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2006 and making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. In reversing a portion of our valuation allowance, in fiscal 2005 and fiscal 2004, we have concluded that it is more likely than not that approximately $10,000,000 of such assets will be realized.

          During fiscal 2004, we adjusted our deferred tax asset valuation allowance resulting in the recognition of a deferred tax asset of $6,700,000 related to the expected future benefits of our net operating loss carryforwards, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." During fiscal 2005, we further adjusted our deferred tax asset valuation allowance resulting in the recognition of an additional net deferred tax asset of $3,300,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of February 28, 2006 and any change in our internal control over financial reporting that occurred during our first fiscal quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of February 28, 2006. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our first fiscal quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS

     10.1 Somanetics Corporation 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Somanetics Corporation Current Report on Form 8-K, dated March 24, 2006 and filed March 30, 2006.

     10.2 Summary of Dominic Spadafore Fiscal 2006 Commission Arrangement, incorporated by reference to the last two paragraphs of Item 1.01 of the Somanetics Corporation Current Report on Form 8-K, dated March 24, 2006 and filed March 30, 2006.

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

                                        Somanetics Corporation
                                        (Registrant)


Date: March 31, 2006                    By: /s/ William M. Iacona
                                            ------------------------------------
                                            William M. Iacona
                                            Vice President and Chief Financial
                                            Officer, Controller and Treasurer
                                            (Duly Authorized and Principal
                                            Financial Officer)

                                  EXHIBIT INDEX

Exhibit                                 Description
-------                                 -----------
  10.1    Somanetics Corporation 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Somanetics Corporation Current
          Report on Form 8-K, dated March 24, 2006 and filed March 30, 2006.

  10.2 Summary of Dominic Spadafore Fiscal 2006 Commission Arrangement, incorporated by reference to the last two paragraphs of Item 1.01 of the Somanetics Corporation Current Report on Form 8-K, dated March 24,
          2006 and filed March 30, 2006.

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