Form 10-Q
period 2006-05-31
SOMANETICS CORP
filed 2006-06-30
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MAY 31, 2006

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

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

Yes [ ]   No [X]

     Number of common shares outstanding at June 30, 2006: 13,023,218

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS

                                                                          MAY 31,     NOVEMBER 30,
                                                                           2006           2005
                                                                       ------------   ------------
                                                                        (Unaudited)     (Audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................................   $ 19,275,013   $ 13,148,237
   Marketable securities ...........................................     17,982,466             --
   Accounts receivable .............................................      4,130,172      3,531,740
   Inventory .......................................................      1,970,727      1,058,101
   Prepaid expenses ................................................        163,417        623,303
   Deferred tax asset - current ....................................      1,888,778      1,561,322
                                                                       ------------   ------------
      Total current assets .........................................     45,410,573     19,922,703
                                                                       ------------   ------------
PROPERTY AND EQUIPMENT (at cost):
   Demonstration and no capital cost sales equipment at customers ..      2,138,791      1,916,655
   Machinery and equipment .........................................      1,201,521        768,992
   Furniture and fixtures ..........................................        295,148        289,397
   Leasehold improvements ..........................................        192,615        187,135
                                                                       ------------   ------------
      Total ........................................................      3,828,075      3,162,179
   Less accumulated depreciation and amortization ..................     (2,057,488)    (1,836,438)
                                                                       ------------   ------------
      Net property and equipment ...................................      1,770,587      1,325,741
                                                                       ------------   ------------
OTHER ASSETS:
   Long-term investments ...........................................     30,224,530             --
   Deferred tax asset - non-current ................................      6,481,932      8,438,678
   Other ...........................................................         15,000         15,000
   Intangible assets, net ..........................................         13,465         16,921
                                                                       ------------   ------------
      Total other assets ...........................................     36,734,927      8,470,599
                                                                       ------------   ------------
TOTAL ASSETS .......................................................   $ 83,916,087   $ 29,719,043
                                                                       ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ................................................   $  1,048,061   $    712,796
   Accrued liabilities .............................................        585,986      1,165,594
                                                                       ------------   ------------
      Total current liabilities ....................................      1,634,047      1,878,390
                                                                       ------------   ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred shares; authorized, 1,000,000 shares of $.01 par
      value; no shares issued or outstanding .......................             --             --
   Common shares; authorized, 20,000,000 shares of $.01 par value;
      issued and outstanding, 13,023,218 shares at May 31, 2006,
      and 10,715,885 shares at November 30, 2005 ...................        130,232        107,159
   Additional paid-in capital ......................................    116,120,128     64,864,554
   Accumulated deficit .............................................    (33,968,320)   (37,131,060)
                                                                       ------------   ------------
      Total shareholders' equity ...................................     82,282,040     27,840,653
                                                                       ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................   $ 83,916,087   $ 29,719,043
                                                                       ============   ============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS                  SIX MONTHS
                                                     ENDED MAY 31,               ENDED MAY 31,
                                               -------------------------   -------------------------
                                                   2006         2005           2006         2005
                                               -----------   -----------   -----------   -----------
NET REVENUES ...............................   $ 7,394,857   $ 5,082,746   $13,148,571   $ 9,115,363
COST OF SALES ..............................       924,497       644,840     1,634,996     1,194,989
                                               -----------   -----------   -----------   -----------
   Gross Margin ............................     6,470,360     4,437,906    11,513,575     7,920,374
                                               -----------   -----------   -----------   -----------
OPERATING EXPENSES:
   Research, development and engineering ...       141,011       104,715       319,077       200,517
   Selling, general and administrative .....     3,852,667     3,044,655     7,360,548     5,620,791
                                               -----------   -----------   -----------   -----------
      Total operating expenses .............     3,993,678     3,149,370     7,679,625     5,821,308
                                               -----------   -----------   -----------   -----------
OPERATING INCOME ...........................     2,476,682     1,288,536     3,833,950     2,099,066
                                               -----------   -----------   -----------   -----------
OTHER INCOME:
   Interest income .........................       817,943        60,226       958,080       104,129
                                               -----------   -----------   -----------   -----------
      Total other income ...................       817,943        60,226       958,080       104,129
                                               -----------   -----------   -----------   -----------
NET INCOME BEFORE INCOME TAXES .............     3,294,625     1,348,762     4,792,030     2,203,195
                                               -----------   -----------   -----------   -----------
INCOME TAX PROVISION .......................     1,120,173       458,579     1,629,290       749,086
                                               -----------   -----------   -----------   -----------
NET INCOME .................................   $ 2,174,452   $   890,183   $ 3,162,740   $ 1,454,109
                                               -----------   -----------   -----------   -----------
NET INCOME PER COMMON
   SHARE - BASIC ...........................   $      0.17   $      0.09   $      0.27   $      0.14
                                               -----------   -----------   -----------   -----------
NET INCOME PER COMMON
   SHARE - DILUTED .........................   $      0.15   $      0.08   $      0.24   $      0.12
                                               -----------   -----------   -----------   -----------
WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC .....................    12,895,472    10,180,853    11,817,654    10,160,659
                                               ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED ...................    14,353,075    11,866,928    13,360,564    11,832,184
                                               ===========   ===========   ===========   ===========

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FOR THE SIX-MONTH
                                                                                         PERIODS ENDED
                                                                                  ---------------------------
                                                                                  MAY 31, 2006   MAY 31, 2005
                                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................................   $  3,162,740    $ 1,454,109
   Adjustments to reconcile net income to net cash provided by operations:
      Income tax provision ....................................................      1,629,290        749,086
      Depreciation and amortization ...........................................        263,387        175,119
      Compensation expense for non-employee stock options .....................             --          2,805
      Changes in assets and liabilities:
         Accounts receivable (increase) .......................................       (598,432)      (492,243)
         Inventory (increase) .................................................     (1,156,104)      (317,890)
         Prepaid expenses decrease ............................................        459,886        106,370
         Accounts payable increase ............................................        335,265        207,751
         Accrued liabilities (decrease) .......................................       (579,608)      (100,808)
                                                                                  ------------    -----------
      Net cash provided by operating activities ...............................      3,516,424      1,784,299
                                                                                  ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities and long-term investments ...............    (48,206,996)            --
   Acquisition of property and equipment (net) ................................       (461,299)       (44,942)
                                                                                  ------------    -----------
      Net cash (used in) investing activities .................................    (48,668,295)       (44,942)
                                                                                  ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares ....................................     51,234,342             --
   Proceeds from issuance of common shares due to exercise of stock options ...         44,305        561,564
                                                                                  ------------    -----------
      Net cash provided by financing activities ...............................     51,278,647        561,564
                                                                                  ------------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS .....................................      6,126,776      2,300,921
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................     13,148,237      7,069,542
                                                                                  ------------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................   $ 19,275,013    $ 9,370,463
                                                                                  ============    ===========
Supplemental Disclosure of Non cash investing activities:
   Demonstration and no capital cost sales equipment capitalized
      from inventory (Note 2) .................................................   $    243,478    $   259,617

                        See notes to financial statements

                             SOMANETICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2006

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

     The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary for a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the six-month period ended May 31, 2006 do not necessarily indicate the results that you should expect for the year ending November 30, 2006. You should read the unaudited interim financial statements together with the financial statements and related notes for the year ended November 30, 2005 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds, classified as held to maturity, maturing approximately four months to three years from the date of acquisition, and are stated at the amortized cost.

     Inventory is stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. Inventory consists of:

                             MAY 31,    NOVEMBER 30,
                              2006         2005
                           ----------   ------------
Purchased components ...   $1,483,096    $  652,876
Finished goods .........      382,194       352,560
Work in process ........      105,437        52,665
                           ----------    ----------
   Total ...............   $1,970,727    $1,058,101
                           ==========    ==========

     Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Depreciation expense was $259,932 and $171,663 for the six-month periods ended May 31, 2006 and May 31, 2005, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years. As of May 31, 2006, we have capitalized $2,138,791 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,162,699. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.

     Intangible Assets consist of patents and trademarks. Patents and trademarks are recorded at cost and are being amortized using the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                  MAY 31, 2006

                                      MAY 31,   NOVEMBER 30,
                                       2006         2005
                                     --------   ------------
Patents and trademarks ...........   $111,733     $111,733
Less: accumulated amortization ...    (98,268)     (94,812)
                                     --------     --------
   Total .........................   $ 13,465     $ 16,921
                                     ========     ========

     Amortization expense for the six months ended May 31, 2006 and May 31, 2005 was $3,456. Amortization expense for each of the next two fiscal years is expected to be approximately $6,900 per year, and approximately $3,100 in fiscal 2008.

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

     We previously accounted for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees were measured as the excess, if any, of the market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. During the first two quarters of fiscal 2005, we recorded no compensation expense against income for stock option grants to employees.

     In November 2005, we approved the acceleration of vesting of all unvested stock options as of November 30, 2005. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of SFAS 123(R), which became effective for our fiscal quarter that began December 1, 2005. After the effects of the accelerated vesting, the initial adoption of SFAS 123(R) was immaterial and resulted in no compensation expense in the first two quarters of fiscal 2006. However, the issuance of additional stock compensation under the 2005 Stock Incentive Plan in the future will have an additional impact on our financial statements.

     Stock-based compensation of consultants and advisors is determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model. The resulting amount is recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. We did not record any compensation expense, or any increase in additional paid in capital, in the first two quarters of fiscal 2006. In the first two quarters of fiscal 2005, we recorded such compensation expense of $2,805.

     Had compensation expense for stock options that vested in the second quarter and first two quarters of fiscal 2005 been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, our results of operations, on a pro forma basis, would have been as follows:

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                  MAY 31, 2006

                                                                           FOR THE THREE    FOR THE SIX
                                                                            MONTHS ENDED   MONTHS ENDED
                                                                            MAY 31, 2005   MAY 31, 2005
                                                                           -------------   ------------
Net income .............................................................     $ 890,183      $1,454,109
Add: Stock-based employee compensation included in actual net income ...         2,805           2,805
Deduct: Total stock-based employee compensation, had fair value
   method been applied .................................................      (396,462)       (593,730)
                                                                             ---------      ----------
Pro-forma net income ...................................................     $ 496,526      $  863,184
                                                                             =========      ==========
Net income per common share - diluted ..................................     $     .08      $      .12
                                                                             =========      ==========
Pro-forma net income (loss) per common share - diluted, had fair
   value method been applied ...........................................     $     .04      $      .07
                                                                             =========      ==========

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

                                              2006
                                    -------------------------
                                    Three Months   Six Months
                                    ------------   ----------
Weighted average shares - basic      12,895,472    11,817,654
Add: effect of dilutive common
   shares and warrants                1,457,603     1,542,910
                                     ----------    ----------
Weighted average shares - diluted    14,353,075    13,360,564

                                               2005
                                    -------------------------
                                    Three Months   Six Months
                                    ------------   ----------
Weighted average shares - basic      10,180,853    10,160,659
Add: effect of dilutive common
   shares and warrants                1,686,075     1,671,525
                                     ----------    ----------
Weighted average shares - diluted    11,866,928    11,832,184

     For the three and six months ended May 31, 2006 and 2005, the number of stock options that were excluded from the computation of net income per common share - diluted, because the exercise price of the options exceeded the average price per share of our common shares, was approximately 500, and the number of warrants excluded from the calculation was 2,100,000, as they are contingent on achieving specified future sales targets that we do not expect to achieve. As of May 31, 2006 we had outstanding 4,006,899 warrants and options to purchase common shares, and as of May 31, 2005 we had outstanding 4,502,456 warrants and options to purchase common shares.

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                  MAY 31, 2006

3.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                              MAY 31,   NOVEMBER 30,
                               2006         2005
                             --------   ------------
Incentive Compensation ...   $245,716    $  701,658
Sales Commissions ........    229,978       352,459
Professional Fees ........     68,567         5,625
Warranty .................     18,450        16,850
Clinical Research ........     16,925        21,675
Royalty ..................      6,350        13,788
401(k) Match .............         --        42,164
Taxes ....................         --        11,375
                             --------    ----------
   Total .................   $585,986    $1,165,594
                             ========    ==========

4.   COMMITMENTS AND CONTINGENCIES

     On April 19, 2006, we amended and restated the employment agreement with our President and Chief Executive Officer that was scheduled to expire on April 30, 2006. The amended and restated agreement provides for severance benefits consisting of fringe benefits for one year, a lump sum payment equal to one year's salary plus the target bonus for the year of termination (which must be at least 65% of his salary), plus a pro rata bonus through the date of termination, plus an amount equal to the cost of his automobile, cellular phone and Internet access for one year upon termination of his employment without cause or for good reason, or if his employment terminates because his agreement expires. His amended and restated employment agreement expires April 30, 2009, unless earlier terminated as provided in the agreement. He has agreed not to compete with us and not to solicit our employees during specified periods following the termination of employment, and he has agreed to various confidentiality and assignment of invention obligations. Upon his termination without cause or if the agreement expires, the estimated financial exposure of this amended and restated employment agreement is approximately $500,000.

     We may become subject to products liability claims by patients or physicians, and may become a defendant in products liability or malpractice litigation. We have obtained products liability insurance and an umbrella policy. We might not be able to maintain such insurance or such insurance might not be sufficient to protect us against products liability.

5.   COMMON STOCK

     On March 6, 2006, we completed a public offering of 2,300,000 of our newly-issued common shares at a public offering price of $24.00 per share. The net proceeds, after deducting the underwriting discount and the expense of the offering, were $51,234,342. These amounts include the exercise in full by the underwriters of an option to purchase up to 300,000 shares to cover over-allotments. At completion of the offering, we had 13,015,885 shares outstanding. We intend to use the net proceeds from the offering for the expansion of our direct sales team and other sales and marketing activities, to sponsor additional clinical trials, to expand research and development efforts, and for working capital and general corporate purposes, including potential acquisitions of complementary products, technologies or businesses.

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                  MAY 31, 2006

6.   SEGMENT INFORMATION

     We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 99 percent of our net revenues in the first two quarters of fiscal 2006 were derived from our INVOS System product line, compared to 97 percent of our net revenues in the first two quarters of fiscal 2005.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2006

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

     In November 2005, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in somatic tissue blood oxygen saturation in regions of the body other than the brain in patients with or at risk for restricted blood flow. Our next generation INVOS System monitor, which we launched in the second quarter of 2006, can display information from four SomaSensors, which will allow for the simultaneous monitoring of changes in blood oxygen saturation in the brain and, in patients with or at risk for restricted blood flow, in somatic tissue.

     We also develop and market the CorRestore System for use in cardiac repair and reconstruction. In September 2004, the European Economic Community changed its regulations, limiting approval authority for animal tissue implant products sold in Europe to some independent registration agencies that do not include our registrar. Sales of CorRestore Systems represented one percent of our net revenues for the first six months of fiscal 2006. We expect that as sales of our INVOS System increase, the CorRestore System will become an even less significant component of our business.

     NET REVENUES AND COST OF SALES

     We derive our revenues from sales of INVOS Systems and CorRestore Systems to hospitals in the United States through our direct sales team and independent sales representative firms. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Tyco Healthcare in Europe, Canada, the Middle East and Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable SomaSensors. Revenues from outside the United States contributed 19 percent to our net revenues for the first six months of fiscal 2006. As a percentage of revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.

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

                                  MAY 31, 2006

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

     We have increased the size of our direct sales team from 19 persons at the end of the second quarter of fiscal 2005 to 31persons at the end of the second quarter of fiscal 2006. We expect to increase significantly the size of our U.S. direct sales team in fiscal 2006 and are evaluating placing direct salespersons and clinical specialists in Europe to support Tyco Healthcare. We also expect our clinical research expenses to increase in fiscal 2006 as a result of sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. As a result, we expect selling, general and administrative expenses to increase in fiscal 2006.

     Research, development and engineering expenses consist of:

     - salaries, wages and related expenses of our research and development personnel and consultants;

     -    costs of various development projects; and

     - costs of preparing and processing applications for FDA clearance of new products.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MAY 31, 2006 COMPARED TO THREE MONTHS ENDED MAY 31, 2005

     NET REVENUES. Our net revenues increased $2,312,111, or 45 percent, from $5,082,746 in the three-month period ended May 31, 2005 to $7,394,857 in the three-month period ended May 31, 2006. The increase in net revenues is primarily attributable to:

     - an increase in U.S. sales of $1,648,105, or 39 percent, from $4,197,533 in the second quarter of fiscal 2005 to $5,845,638 in the second quarter of fiscal 2006. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $1,432,590, or 43 percent, primarily as a result of a 35 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $268,990, or 37 percent, primarily as a result of increased purchases by pediatric hospitals after the launch of our products into the pediatric ICU in the first quarter of fiscal 2005; and

     - an increase in international sales of $664,007, or 75 percent, from $885,212 in the second quarter of fiscal 2005 to $1,549,219 in the second quarter of fiscal 2006. The increase in international sales was primarily due to purchases of our next generation INVOS System monitor by Tyco Healthcare in Europe, in connection with the launch of this new monitor in the second quarter, partially for evaluation and demonstration purposes. In the second quarter of fiscal 2006, international sales represented 21 percent of our net revenues, compared to 17 percent of our net revenues in the second quarter of fiscal 2005.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2006

          Purchases by Tyco Healthcare accounted for 16 percent of net revenues in the second quarter of fiscal 2006 and 14 percent of net revenues in the second quarter of fiscal 2005.

     In the United States, we sold 50,521 SomaSensors in the second quarter of fiscal 2006, and internationally, we sold 15,200 SomaSensors in the second quarter of fiscal 2006. We placed 96 INVOS System monitors in the United States and 171 internationally in the second quarter of fiscal 2006, and our installed base of INVOS System monitors in the United States was approximately 1,276, in 548 hospitals, as of May 31, 2006.

     Sales of our products as a percentage of net revenues were as follows:

                            THREE MONTHS ENDED MAY 31,
                            --------------------------
PRODUCT                             2006   2005
-------                             ----   ----
SomaSensors .............            70%    74%
INVOS System Monitors ...            29%    24%
                                    ---    ---
   Total INVOS System ...            99%    98%
CorRestore Systems ......             1%     2%
                                    ---    ---
   Total ................           100%   100%
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

     GROSS MARGIN. Gross margin as a percentage of net revenues was 87 percent for the three months ended May 31, 2006 and 87 percent for the three months ended May 31, 2005. While gross margins as a percentage of net revenues remained fairly constant for the second quarter of 2006 compared to 2005, we realized a six percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitors to pediatric hospitals in the United States. The increase in our average selling prices is attributable to the addition of new customers at our higher suggested retail prices and increased sales of our pediatric SomaSensor, which sells for a higher price than the adult SomaSensor. The impact of the increases described above was offset by the purchases of our next generation INVOS System monitor by Tyco Healthcare, due to the lower margin we receive on sales to our distributors.

     RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES. Our research, development and engineering expenses increased $36,296, or 35 percent, from $104,715 in the second quarter of fiscal 2005 to $141,011 in the second quarter of fiscal 2006. The increase is primarily attributable to an $18,973 increase in salaries due to the addition of one engineer, and $17,891 in development costs associated with our next generation INVOS System monitor, which was launched in the second quarter of fiscal 2006. We expect our research, development and engineering expenses to increase in fiscal 2006, primarily as a result of development costs associated with our new smaller pediatric SomaSensor and our hiring additional research and development personnel.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $808,012, or 27 percent, from $3,044,655 for the three months ended May 31, 2005 to $3,852,667 for the three months ended May 31, 2006, primarily due to a 36 percent increase in our sales and marketing expenses in the second quarter of fiscal 2006 because of our increased sales personnel and our increased sales and marketing efforts. The increase in selling, general and administrative expense is primarily attributable to:

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2006

     - a $368,350 increase in salaries, wages, commissions and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 39 employees for the three months ended May 31, 2005 to an average of 56 employees for the three months ended May 31, 2006);

     - a $301,029 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, primarily trade shows and sales training;

     - a $92,255 increase in commissions paid to our independent sales representative firms as a result of increased sales; and

     - a $75,096 increase in professional service fees, primarily due to increased legal and consulting fees.

These increases were partially offset by an $89,258 decrease in accrued incentive compensation expense in accordance with the 2006 Incentive Compensation Plan, primarily due to an unusually high accrual in the second quarter of fiscal 2005.

     We expect our selling, general and administrative expenses to increase in fiscal 2006, primarily as a result of our hiring additional direct sales personnel in fiscal 2005 and 2006, increased sales commissions payable to our independent sales representative firms, increased clinical research expense, and increased sales and marketing expenses.

     OTHER INCOME. During the second quarter of fiscal 2006, interest income increased to $817,943, from $60,226 in the second quarter of 2005, primarily due to our increased cash, cash equivalents, marketable securities and long-term investment balances as a result of the proceeds from our public offering of common shares that closed in the second quarter, and increased interest rates.

     INCOME TAX PROVISION. During the second quarter of fiscal 2006 and 2005, we recognized income tax expense at an estimated effective tax rate of 34 percent on our statement of operations, and we expect this to continue for future periods.

     SIX MONTHS ENDED MAY 31, 2006 COMPARED TO SIX MONTHS ENDED MAY 31, 2005

     NET REVENUES. Our net revenues increased $4,033,208, or 44 percent, from $9,115,363 in the six-month period ended May 31, 2005 to $13,148,571 in the six-month period ended May 31, 2006. The increase in net revenues is primarily attributable to:

     - an increase in U.S. sales of $3,119,185, or 41 percent, from $7,562,084 in the first six months of fiscal 2005 to $10,681,269 in the first six months of fiscal 2006. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $2,623,960, or 42 percent, primarily as a result of a 34 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $552,875, or 53 percent, primarily as a result of increased purchases by pediatric hospitals after the launch of our products into the pediatric ICU in the first quarter of fiscal 2005; and

     - an increase in international sales of $914,024, or 59 percent, from $1,553,279 in the first six months of fiscal 2005 to $2,467,303 in the first six months of fiscal 2006. The increase in international sales was primarily due to increased purchases of the INVOS System monitor and disposable SomaSensors by Tyco Healthcare in Europe. This increase included the purchases of our next generation INVOS System monitor by Tyco Healthcare in Europe, in connection with the launch of this new monitor in the second quarter, partially for evaluation and demonstration purposes. In the first six months of fiscal 2006, international sales represented 19 percent of our net revenues, compared to 17 percent of our net revenues in the first six months of fiscal 2005. Purchases by Tyco Healthcare accounted for 14 percent of net revenues in the first six months of fiscal 2006 and 12 percent of net revenues in the first six months fiscal 2005.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2006

     In the United States, we sold 94,671 SomaSensors in the first six months of fiscal 2006, and internationally, we sold 33,490 SomaSensors. We placed 176 INVOS System monitors in the United States and 227 internationally in the first six months of fiscal 2006.

     Sales of our products as a percentage of net revenues were as follows:

                            SIX MONTHS ENDED MAY 31,
                            ------------------------
PRODUCT                            2006   2005
-------                            ----   ----
SomaSensors .............           74%    76%
INVOS System Monitors ...           25%    21%
                                   ---    ---
   Total INVOS System ...           99%    97%
CorRestore Systems ......            1%     3%
                                   ---    ---
   Total ................          100%   100%
                                   ===    ===

     GROSS MARGIN. Gross margin as a percentage of net revenues was 88 percent for the six months ended May 31, 2006 and 87 percent for the six months ended May 31, 2005. The increase in gross margin as a percentage of net revenues is primarily attributable to a six percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitors to pediatric hospitals in the United States, partially offset by the purchases of our next generation INVOS System monitor by Tyco Healthcare, because of the lower margin we receive on sales to our distributors. The increase in our average selling prices is attributable to the addition of new customers at our higher suggested retail prices and increased sales of our pediatric SomaSensor, which sells for a higher price than the adult SomaSensor.

     RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES. Our research, development and engineering expenses increased $118,560, or 59 percent, from $200,517 in the first two quarters of fiscal 2005 to $319,077 in the first two quarters of fiscal 2006. The increase is primarily attributable to $75,965 in development costs associated with our next generation INVOS System monitor, which was launched in the second quarter of fiscal 2006, and a $40,634 increase in salaries due to the addition of one engineer.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,739,757, or 31 percent, from $5,620,791 for the six months ended May 31, 2005 to $7,360,548 for the six months ended May 31, 2006, primarily due to a 34 percent increase in our sales and marketing expenses in the first six months of fiscal 2006 because of our increased sales personnel and our increased sales and marketing efforts. The increase in selling, general and administrative expense is primarily attributable to:

     - a $670,458 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 38 employees for the six months ended May 31, 2005 to an average of 54 employees for the six months ended May 31, 2006);

     - a $365,272 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, primarily trade shows and sales training;

     - a $184,290 increase in professional service fees primarily due to increased legal, accounting and consulting fees.

     - a $175,015 increase in employee sales commissions as a result of increased sales and increased sales personnel in first six months of fiscal 2006;

     - a $154,423 increase in commissions paid to our independent sales representative firms as a result of increased sales;

     - a $72,198 increase in manufacturing expenses, primarily as a result of increased contract labor costs.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2006

     OTHER INCOME. During the first six months of fiscal 2006, interest income increased to $958,080, from $104,129 in the first six months of 2005, primarily due to our increased cash, cash equivalents, marketable securities and long-term investment balances as a result of the proceeds from our public offering of common shares that closed in the second quarter, and increased interest rates.

     INCOME TAX PROVISION. During the first six months of fiscal 2006 and 2005, we recognized income tax expense at an estimated effective tax rate of 34 percent on our statement of operations, and we expect this to continue for future periods.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     Our principal sources of operating funds have been the proceeds of equity investments from sales of our common shares and cash provided by operating activities.

     As of May 31, 2006, we did not have any outstanding or available debt financing arrangements, we had working capital of $43.8 million and our primary sources of liquidity were $19.3 million of cash and cash equivalents, $18.0 million of marketable securities and $30.2 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts, pending their ultimate use.

     On March 6, 2006, we completed a public offering of 2,300,000 of our newly-issued common shares at a public offering price of $24.00 per share. The net proceeds, after deducting the underwriting discount and the expense of the offering, were $51,234,342. These amounts include the exercise in full by the underwriters of an option to purchase up to 300,000 shares to cover over-allotments. At completion of the offering, we had 13,015,885 shares outstanding. We are using, or intend to use, the net proceeds from the offering for the expansion of our direct sales team and other sales and marketing activities, to sponsor additional clinical trials, to expand research and development efforts, and for working capital and general corporate purposes, including potential acquisitions of complementary products, technologies or businesses.

     We believe that cash, cash equivalents, marketable securities and long-term investments on hand at May 31, 2006 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

     CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash provided by operations during the first six months of fiscal 2006 and 2005 was $3,516,424 and $1,784,299, respectively. In the first six months of fiscal 2006, cash was provided primarily by:

     - $5,055,417 of net income before income taxes and non-cash depreciation and amortization expense;

     - a $459,886 decrease in prepaid expenses, primarily because we capitalized to machinery and equipment tooling that was completed in the first six months of fiscal 2006 for our next generation INVOS System monitor, and the amortization of prepaid insurance payments made in fiscal 2005; and

     - a $335,265 increase in accounts payable, primarily as a result of increased inventory and operating expenses, partially offset by more timely payments made to vendors.

Cash provided by operations in the first six months of fiscal 2006 was partially offset by:

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2006

     - a $1,156,104 increase in inventories, primarily due to the acquisition of components associated with the launch of our next generation INVOS System monitor and SomaSensors and components associated with our INVOS System monitor due to anticipated sales; inventories on our balance sheet increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below;

     - a $598,432 increase in accounts receivable, primarily as a result of higher second quarter sales in fiscal 2006 than in the fourth quarter of fiscal 2005, partially offset by more timely collections in the second quarter of fiscal 2006; and

     - a $579,608 decrease in accrued liabilities, primarily as a result of the payment of year-end 2005 accrued incentive compensation, accrued 401(k) Plan matching contributions and accrued sales commissions, partially offset by increased accrued professional fees.

     We expect our working capital requirements to increase as sales increase.

     The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $243,478 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during the first six months of fiscal 2006, compared to $259,617 in the first six months of fiscal 2005. As of May 31, 2006, we had capitalized $2,138,791 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,162,699. We depreciate these assets over five years.

     CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used in investing activities in the first two quarters of fiscal 2006 and 2005 was $48,668,295 and $44,942, respectively. In the first two quarters of fiscal 2006, these expenditures were primarily for investments in marketable securities and long-term investments with the proceeds from our public offering, described above, and also $461,299 in capital expenditures, primarily tooling for the next generation INVOS System monitor.

     CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash provided by financing activities in the first two quarters of fiscal 2006 and 2005 was $51,278,647 and $561,564, respectively. On March 6, 2006, we completed a public offering of 2,300,000 of our newly-issued common shares at a public offering price of $24.00 per share. The net proceeds, after deducting the underwriting discount and the expense of the offering, were $51,234,342. In addition, in the first two quarters of fiscal 2006, we issued 7,333 common shares as a result of stock option exercises, for proceeds of $44,305.

CONTRACTUAL OBLIGATIONS

     As of May 31, 2006, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005 under the caption "Contractual Obligations."

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements or financing activities.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2006

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

     We previously accounted for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income in the first two quarters of fiscal 2005 for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant.

     In November 2005, we approved the acceleration of vesting of all unvested stock options as of November 30, 2005. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of SFAS 123(R), which became effective for our fiscal quarter that began December 1, 2005. After the effects of the accelerated vesting, the initial adoption of SFAS 123(R) has been immaterial. The issuance of additional stock compensation under the 2005 Stock Incentive Plan after November 30, 2005 will have an additional impact on our financial statements.

     Stock-based compensation of consultants and advisors is determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model. The resulting amount is recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. We did not record any compensation expense for consultants and advisors in the first two quarters of fiscal 2006, and in the first two quarters of fiscal 2005 we recorded $2,805 of compensation expense for stock options issued to non-employees.

     Had we recognized compensation expense for our stock options that vested in the first two quarters of fiscal 2005 using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, we would have recorded $593,730 in compensation expense (including the $2,805 actually recorded) and realized pro forma net income of $863,184, or $.07 per diluted common share.

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

                                  MAY 31, 2006

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about our financial instruments that are sensitive to changes in interest rates, consisting of investments in United States government agency bonds. For these financial instruments, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average fixed rates are based on the contract rates. The actual cash flows of all instruments are denominated in U.S. dollars. We invest our cash on hand not needed in current operations in United States government agency bonds with varying maturity dates with the intention of holding them until maturity.

                                                   MAY 31, 2006
                                       EXPECTED MATURITY DATES BY FISCAL YEAR
                                 -----------------------------------------------
                                    2006        2007         2008         2009      2010   THEREAFTER      TOTAL     FAIR VALUE
                                 ---------   ----------   ----------   ----------   ----   ----------   ----------   ----------
INVESTMENTS:
Marketable Securities and Long-term Investments:

   Fixed Rate ($).............   5,003,107   21,005,313   12,086,312   10,112,264     --        --      48,206,996   48,206,996
      Average interest rate...        5.11%        5.16%        5.25%        5.33%   N/A       N/A            5.22%

ITEM 4. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of May 31, 2006 and any change in our internal control over financial reporting that occurred during our first fiscal quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of May 31, 2006. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our first fiscal quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Shareholders was held on April 6, 2006. At the Annual Meeting, Daniel S. Follis and Robert R. Henry were elected as directors and the terms of office of Bruce J. Barrett and Dr. James I. Ausman as directors continued after the meeting. 9,242,386 votes were cast for Mr. Follis' election and 241,055 votes were withheld from Mr. Follis' election. 9,186,410 votes were cast for Mr. Henry's election and 297,031 votes were withheld from Mr. Henry's election. There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

ITEM 6. EXHIBITS

     10.1 Amended and Restated Employment Agreement between Somanetics Corporation and Bruce J. Barrett, incorporated by reference to Exhibit
          99.1 to the Company's Current Report on Form 8-K, dated April 19, 2006 and filed April 24, 2006.

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


                                        Somanetics Corporation
                                        (Registrant)


Date: June 30, 2006                     By: /s/ William M. Iacona
                                            ------------------------------------
                                            William M. Iacona
                                            Vice President and Chief Financial
                                            Officer, Controller and Treasurer
                                            (Duly Authorized and Principal
                                            Financial Officer)

                                  EXHIBIT INDEX

Exhibit   Description
-------   -----------
10.1      Amended and Restated Employment Agreement between Somanetics
          Corporation and Bruce J. Barrett, incorporated by reference to Exhibit
          99.1 to the Company's Current Report on Form 8-K, dated April 19, 2006 and filed April 24, 2006.

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