Form 10-Q
period 2006-08-31
SOMANETICS CORP
filed 2006-10-06
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes [ ] No [X]

     Number of common shares outstanding at October 6, 2006: 13,156,027

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS

                                                                        AUGUST 31,    NOVEMBER 30,
                                                                           2006           2005
                                                                       ------------   ------------
                                                                        (Unaudited)     (Audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................................   $ 21,386,085   $ 13,148,237
   Marketable securities ...........................................     22,059,577             --
   Accounts receivable .............................................      5,147,384      3,531,740
   Inventory .......................................................      2,029,797      1,058,101
   Prepaid expenses ................................................        147,691        623,303
   Deferred tax asset - current ....................................      1,979,582      1,561,322
                                                                       ------------   ------------
      Total current assets .........................................     52,750,116     19,922,703
                                                                       ------------   ------------
PROPERTY AND EQUIPMENT (at cost):
   Demonstration and no capital cost sales equipment at customers ..      2,395,886      1,916,655
   Machinery and equipment .........................................      1,244,282        768,992
   Furniture and fixtures ..........................................        297,257        289,397
   Leasehold improvements ..........................................        195,565        187,135
                                                                       ------------   ------------
      Total ........................................................      4,132,990      3,162,179
   Less accumulated depreciation and amortization ..................     (2,161,964)    (1,836,438)
                                                                       ------------   ------------
      Net property and equipment ...................................      1,971,026      1,325,741
                                                                       ------------   ------------
OTHER ASSETS:
   Long-term investments ...........................................     26,139,122             --
   Deferred tax asset - non-current ................................      5,415,755      8,438,678
   Other ...........................................................         15,000         15,000
   Intangible assets, net ..........................................         11,737         16,921
                                                                       ------------   ------------
      Total other assets ...........................................     31,581,614      8,470,599
                                                                       ------------   ------------
TOTAL ASSETS .......................................................   $ 86,302,756   $ 29,719,043
                                                                       ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ................................................   $  1,045,657   $    712,796
   Accrued liabilities .............................................        913,789      1,165,594
                                                                       ------------   ------------
      Total current liabilities ....................................      1,959,446      1,878,390
                                                                       ------------   ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred shares; authorized, 1,000,000 shares of $.01 par value;
      no shares issued or outstanding ..............................             --             --
   Common shares; authorized, 20,000,000 shares of $.01 par value;
      issued and outstanding, 13,095,918 shares at August 31, 2006,
      and 10,715,885 shares at November 30, 2005 ...................        130,959        107,159
   Additional paid-in capital ......................................    116,287,299     64,864,554
   Accumulated deficit .............................................    (32,074,948)   (37,131,060)
                                                                       ------------   ------------
      Total shareholders' equity ...................................     84,343,310     27,840,653
                                                                       ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................   $ 86,302,756   $ 29,719,043
                                                                       ============   ============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS                NINE MONTHS
                                                   ENDED AUGUST 31,            ENDED AUGUST 31,
                                              -------------------------   -------------------------
                                                  2006          2005          2006          2005
                                              -----------   -----------   -----------   -----------
NET REVENUES ..............................   $ 7,867,739   $ 5,242,848   $21,016,310   $14,358,211
COST OF SALES .............................     1,081,890       661,196     2,716,886     1,856,185
                                              -----------   -----------   -----------   -----------
   Gross Margin ...........................     6,785,849     4,581,652    18,299,424    12,502,026
                                              -----------   -----------   -----------   -----------
OPERATING EXPENSES:
   Research, development and engineering ..       135,063        95,924       454,140       296,441
   Selling, general and administrative ....     4,533,565     3,064,857    11,894,113     8,685,648
                                              -----------   -----------   -----------   -----------
      Total operating expenses ............     4,668,628     3,160,781    12,348,253     8,982,089
                                              -----------   -----------   -----------   -----------
OPERATING INCOME ..........................     2,117,221     1,420,871     5,951,171     3,519,937
                                              -----------   -----------   -----------   -----------
OTHER INCOME:
   Interest income ........................       751,523        85,413     1,709,603       189,542
                                              -----------   -----------   -----------   -----------
      Total other income ..................       751,523        85,413     1,709,603       189,542
                                              -----------   -----------   -----------   -----------
NET INCOME BEFORE INCOME TAXES ............     2,868,744     1,506,284     7,660,774     3,709,479
                                              -----------   -----------   -----------   -----------
INCOME TAX PROVISION ......................       975,373       512,136     2,604,663     1,261,223
                                              -----------   -----------   -----------   -----------
NET INCOME ................................   $ 1,893,371   $   994,147   $ 5,056,111   $ 2,448,256
                                              -----------   -----------   -----------   -----------
NET INCOME PER COMMON
   SHARE - BASIC ..........................   $      0.14   $      0.10   $      0.41   $      0.24
                                              -----------   -----------   -----------   -----------
NET INCOME PER COMMON
   SHARE - DILUTED ........................   $      0.13   $      0.08   $      0.37   $      0.21
                                              -----------   -----------   -----------   -----------
WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC ....................    13,071,340    10,360,990    12,238,600    10,227,923
                                              ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED ..................    14,460,299    12,102,611    13,713,731    11,850,418
                                              ===========   ===========   ===========   ===========

                       See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE NINE-MONTH
                                                                                     PERIODS ENDED
                                                                              --------------------------
                                                                               AUGUST 31,     AUGUST 31,
                                                                                  2006           2005
                                                                              ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................   $  5,056,111   $ 2,448,256
   Adjustments to reconcile net income to net cash provided by operations:
      Income tax provision ................................................      2,604,663     1,261,223
      Depreciation and amortization .......................................        421,416       276,967
      Stock compensation expense ..........................................        125,992         7,013
      Changes in assets and liabilities:
         Accounts receivable (increase) ...................................     (1,615,644)     (441,813)
         Inventory (increase) .............................................     (1,523,460)     (627,277)
         Prepaid expenses decrease ........................................        475,612       103,911
         Accounts payable increase ........................................        332,861       117,453
         Accrued liabilities increase (decrease) ..........................       (251,805)      178,422
                                                                              ------------   -----------
      Net cash provided by operating activities ...........................      5,625,746     3,324,155
                                                                              ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities and long-term investments ...........    (48,198,699)           --
   Acquisition of property and equipment (net) ............................       (509,753)     (119,543)
                                                                              ------------   -----------
      Net cash (used in) investing activities .............................    (48,708,452)     (119,543)
                                                                              ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares ................................     51,232,774            --
   Proceeds from issuance of common shares due to exercise of stock options         87,780     1,424,970
                                                                              ------------   -----------
      Net cash provided by financing activities ...........................     51,320,554     1,424,970
                                                                              ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS .................................      8,237,848     4,629,582
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................     13,148,237     7,069,542
                                                                              ------------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................   $ 21,386,085   $11,699,124
                                                                              ============   ===========
Supplemental Disclosure of Non cash investing activities:
   Demonstration and no capital cost sales equipment capitalized
      from inventory (Note 2) .............................................   $    551,764   $   390,150

                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2006

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

     The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary for a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the nine-month period ended August 31, 2006 do not necessarily indicate the results that you should expect for the year ending November 30, 2006. You should read the unaudited interim financial statements together with the financial statements and related notes for the year ended November 30, 2005 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds, classified as held to maturity, maturing approximately four months to three years from the date of acquisition, are stated at an amortized cost of $48,198,699, and have a current market value of $48,210,423.

     Inventory is stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. Inventory consists of:

                          AUGUST 31,   NOVEMBER 30,
                             2006          2005
                          ----------   ------------
Purchased components ..   $1,502,309    $  652,876
Finished goods ........      427,165       352,560
Work in process .......      100,323        52,665
                          ----------    ----------
   Total ..............   $2,029,797    $1,058,101
                          ==========    ==========

     Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Depreciation expense was $416,232 and $271,783 for the nine-month periods ended August 31, 2006 and August 31, 2005, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of August 31, 2006, we have capitalized $2,395,886 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,367,510. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.

     Intangible Assets consist of patents and trademarks. Patents and trademarks are recorded at cost and are being amortized using the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                 AUGUST 31, 2006

                                    AUGUST 31,   NOVEMBER 30,
                                       2006          2005
                                    ----------   ------------
Patents and trademarks ..........    $111,733      $111,733
Less: accumulated amortization ..     (99,996)      (94,812)
                                     --------      --------
   Total ........................    $ 11,737      $ 16,921
                                     ========      ========

     Amortization expense for the nine months ended August 31, 2006 and August 31, 2005 was $5,184. Amortization expense for each of the next two fiscal years is expected to be approximately $6,900 per year, and approximately $3,100 in fiscal 2008.

     Stock Compensation In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share Based Payment. This Statement revises Statement No. 123, "Accounting for Stock-Based Compensation," and requires that compensation costs related to share-based payment transactions, including stock options, restricted stock and restricted stock units be recognized in the financial statements. This Statement became effective for our fiscal quarter that began December 1, 2005.

     We previously accounted for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees were measured as the excess, if any, of the market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. During the first three quarters of fiscal 2005, we recorded no compensation expense against income for stock option grants to employees. Stock-based compensation of consultants and advisors was determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model. The resulting amount was recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. In the first nine months of fiscal 2005, we recorded such compensation expense of $7,013.

     In November 2005, we approved the acceleration of vesting of all unvested stock options as of November 30, 2005. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of SFAS 123(R), which became effective for our fiscal quarter that began December 1, 2005. After the effects of the accelerated vesting, the initial adoption of SFAS 123(R) was immaterial and resulted in no compensation expense in the first three quarters of fiscal 2006 with respect to options granted before December 1, 2005. However, the issuance of additional stock compensation under the 2005 Stock Incentive Plan in the third quarter of fiscal 2006 had an impact on our financial statements.

     During the first three quarters of fiscal 2006 we granted 232,000 stock options to our officers, employees, directors and one of our consultants, we issued 68,000 restricted common shares to our officers, and we issued 12,033 newly-issued common shares as a result of stock option exercises. These stock options and restricted shares that were granted vest over five years. As a result of the stock options and restricted common shares that we granted during the nine months ended August 31, 2006, we have recorded $125,992 in stock compensation expense in accordance with SFAS No. 123(R). The fair value of the stock option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 54.00%, risk-free rate of 5%, expected lives of 6 years, and a dividend yield of 0%. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance.

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                 AUGUST 31, 2006

     Had compensation expense for stock options that vested in the third quarter and the first three quarters of fiscal 2005 been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, our results of operations, on a pro forma basis, would have been as follows:

                                                                            FOR THE THREE      FOR THE NINE
                                                                             MONTHS ENDED      MONTHS ENDED
                                                                           AUGUST 31, 2005   AUGUST 31, 2005
                                                                           ---------------   ---------------
Net income .............................................................      $ 994,147        $ 2,448,256
Add: Stock-based employee compensation included in actual net income ...          4,208              7,013
Deduct: Total stock-based employee compensation, had fair value
   method been applied .................................................       (721,957)        (1,315,687)
                                                                              ---------        -----------
Pro-forma net income ...................................................      $ 276,398        $ 1,139,582
                                                                              =========        ===========
Net income per common share - diluted ..................................      $     .08        $       .21
                                                                              =========        ===========
Pro-forma net income per common share - diluted, had fair
   value method been applied ...........................................      $     .02        $       .10
                                                                              =========        ===========

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

                                              2006
                                    ------------------------
                                       Three
                                      Months     Nine Months
                                    ----------   -----------
Weighted average shares - basic     13,071,340    12,238,600
Add: effect of dilutive common
shares and warrants                  1,388,959     1,475,131
                                    ----------    ----------
Weighted average shares - diluted   14,460,299    13,713,731

                                              2005
                                    ------------------------
                                       Three
                                      Months     Nine Months
                                    ----------   -----------
Weighted average shares - basic     10,360,990    10,227,923
Add: effect of dilutive common
shares and warrants                  1,741,621     1,622,495
                                    ----------    ----------
Weighted average shares - diluted   12,102,611    11,850,418

     For the three and nine months ended August 31, 2006 and 2005, the number of stock options that were excluded from the computation of net income per common share - diluted, because the exercise price of the options exceeded the average price per share of our common shares, was approximately 166,000, and the number of warrants excluded from the calculation was 2,100,000, as they are contingent on achieving specified future sales targets that we do not expect to achieve. As of August 31, 2006 we had outstanding 4,232,699 warrants and options to purchase common shares, and as of August 31, 2005 we had outstanding 4,303,151 warrants and options to purchase common shares.

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                 AUGUST 31, 2006

3.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                            AUGUST 31,   NOVEMBER 30,
                               2006          2005
                            ----------   ------------
Incentive Compensation ..    $519,450    $  701,658
Sales Commissions .......     222,968       352,459
Professional Fees .......      96,698         5,625
Clinical Research .......      47,081        21,675
Warranty ................      19,150        16,850
Royalty .................       8,442        13,788
401(k) Match ............          --        42,164
Taxes ...................          --        11,375
                             --------    ----------
   Total ................    $913,789    $1,165,594
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

5.   COMMON STOCK

     On March 6, 2006, we completed a public offering of 2,300,000 of our newly-issued common shares at a public offering price of $24.00 per share. The net proceeds, after deducting the underwriting discount and the expense of the offering, were $51,232,774. These amounts include the exercise in full by the underwriters of an option to purchase up to 300,000 shares to cover over-allotments. At completion of the offering, we had 13,015,885 shares outstanding. We are using, or intend to use, the net proceeds from the offering for the expansion of our direct sales team and other sales and marketing activities, to sponsor additional clinical trials, to expand research and development efforts, and for working capital and general corporate purposes, including potential acquisitions of complementary products, technologies or businesses.

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                 AUGUST 31, 2006

     In June 2006, we granted 10-year options under the 2005 Stock Incentive Plan to purchase 166,000 common shares to our officers and three of our directors at an exercise price of $18.06 per share (the average of the high and low sale prices of the common shares as of the date of grant), and issued 68,000 restricted common shares to our officers. In addition, in June 2006 we granted 10-year options under the 2005 Stock Incentive Plan to purchase 66,000 common shares to 18 of our employees, one of our directors and one of our consultants at an exercise price of $15.33 per share (the average of the high and low sale prices of the common shares as of the date of grant).

     During the first three quarters of fiscal 2006, we issued 12,033 common shares as a result of stock option exercises by our employees and one of our former directors, for proceeds of $87,780.

6.   SEGMENT INFORMATION

     We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 99 percent of our net revenues in the first three quarters of fiscal 2006 were derived from our INVOS System product line, compared to 97 percent of our net revenues in the first three quarters of fiscal 2005.

7.   SUBSEQUENT EVENTS

     We entered into a Contract Development and Exclusive Licensing Agreement with NeuroPhysics Corporation as of September 18, 2006. The agreement provides us with feasibility research, contract development and consulting services and certain ownership and licensing rights, subject to the rights of the United States Federal government, to intellectual property and technical knowledge associated with several novel near-infrared spectroscopy, or "NIRS", and imaging technologies and products under development at NeuroPhysics. We paid an initial license fee of $1,000,000 and have agreed to pay monthly license fees of up to $30,000 a month (depending on which projects are continuing under development at NeuroPhysics at the time) for products continuing under development at NeuroPhysics beginning April 1, 2008 and a royalty on future sales of the new products.

     NeuroPhysics is in the early stage of feasibility research and development of several NIRS-based technologies and products, including a novel approach to depth resolved NIRS measurements. In addition to this NIRS-based, depth-resolved technology, products under development at NeuroPhysics include (1) a fetal cerebral oximetry system, (2) a monitor for measuring oxygen saturation in deep tissues for assessing hemorrhagic shock, (3) devices to assess tumors or swelling containing blood, including in the brain of head trauma victims and neonates with intra-ventricular hemorrhage, (4) a continuous and non-invasive blood gas monitor, and (5) a new imaging concept intended to improve resolution and expand the applicability of endoscopes. We may terminate any or all of the projects under this agreement at any time. We might not be able to develop these technologies or products into commercially viable products, and competitors might develop and market similar products before we do.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2006

FORWARD-LOOKING STATEMENTS

     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial data included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of our Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis See also "Forward-Looking Statements" in Item 1A of our Annual Report on Form 10-K.

OVERVIEW

     We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that continuously measures changes in blood oxygen levels in the brain. In the first quarter of fiscal 2005, we initiated selling and marketing efforts for the INVOS System in the pediatric intensive care unit, or ICU. We plan to launch the product into the neonatal ICU in early 2007, after completing development of a smaller SomaSensor. We are currently sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. If the results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major surgeries, consistent with FDA requirements. We expect to begin this marketing in 2008.

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

     We also develop and market the CorRestore System for use in cardiac repair and reconstruction. In September 2004, the European Economic Community changed its regulations, limiting approval authority for animal tissue implant products sold in Europe to some independent registration agencies that do not include our registrar. Sales of CorRestore Systems represented one percent of our net revenues for the first nine months of fiscal 2006. We expect that as sales of our INVOS System increase, the CorRestore System will become an even less significant component of our business.

     NET REVENUES AND COST OF SALES

     We derive our revenues from sales of INVOS Systems and CorRestore Systems to hospitals in the United States through our direct sales team and independent sales representative firms. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Tyco Healthcare in Europe, Canada, the Middle East and Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable SomaSensors. Revenues from outside the United States contributed 21 percent to our net revenues for the first nine months of fiscal 2006. As a percentage of revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2006

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

     We have increased the size of our direct sales team and expect to continue to increase significantly the number of sales personnel in fiscal 2006. In addition, we are evaluating placing direct salespersons and clinical specialists in Europe to support Tyco Healthcare. We also expect our clinical research expenses to increase in fiscal 2006 as a result of sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. As a result, we expect selling, general and administrative expenses to increase in fiscal 2006.

     Research, development and engineering expenses consist of:

     - salaries, wages and related expenses of our research and development personnel and consultants;

     -    costs of various development projects; and

     - costs of preparing and processing applications for FDA clearance of new products.

We expect our research, development and engineering expenses to increase as a result of our Contract Development and Exclusive Licensing Agreement with NeuroPhysics Corporation, dated September 18, 2006.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED AUGUST 31, 2006 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2005

     NET REVENUES. Our net revenues increased $2,624,891, or 50 percent, from $5,242,848 in the three-month period ended August 31, 2005 to $7,867,739 in the three-month period ended August 31, 2006. The increase in net revenues is primarily attributable to:

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2006

     - an increase in U.S. sales of $1,423,853, or 32 percent, from $4,414,127 in the third quarter of fiscal 2005 to $5,837,980 in the third quarter of fiscal 2006. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $1,059,270, or 28 percent, primarily as a result of a 21 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $384,608, or 79 percent, primarily as a result of increased purchases by pediatric hospitals after the launch of our products into the pediatric ICU in the first quarter of fiscal 2005; and

     - an increase in international sales of $1,201,039, or 145 percent, from $828,721 in the third quarter of fiscal 2005 to $2,029,760 in the third quarter of fiscal 2006. The increase in international sales was primarily due to purchases of our next generation INVOS System monitor and disposable SomaSensors by Tyco Healthcare in Europe, in connection with the launch of this new monitor in the second quarter. In the third quarter of fiscal 2006, international sales represented 26 percent of our net revenues, compared to 16 percent of our net revenues in the third quarter of fiscal 2005. Purchases by Tyco Healthcare accounted for 23 percent of net revenues in the third quarter of fiscal 2006 and 12 percent of net revenues in the third quarter of fiscal 2005.

     In the United States, we sold 50,366 SomaSensors in the third quarter of fiscal 2006, and internationally, we sold 36,920 SomaSensors in the third quarter of fiscal 2006. We placed 98 INVOS System monitors in the United States and 133 internationally in the third quarter of fiscal 2006, and our installed base of INVOS System monitors in the United States was 1,374, in 568 hospitals, as of August 31, 2006.

     Sales of our products as a percentage of net revenues were as follows:

                             THREE MONTHS
                           ENDED AUGUST 31,
                           ----------------
PRODUCT                       2006   2005
-------                       ----   ----
SomaSensors ............       74%    79%
INVOS System Monitors ..       25%    19%
                              ---    ---
   Total INVOS System ..       99%    98%
CorRestore Systems .....        1%     2%
                              ---    ---
   Total ...............      100%   100%
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

     GROSS MARGIN. Gross margin as a percentage of net revenues was 86 percent for the three months ended August 31, 2006 and 87 percent for the three months ended August 31, 2005. The decrease in gross margin percentage is primarily attributable to increased purchases of our next generation INVOS System monitor and disposable sensor by Tyco Healthcare, due to the lower margin we receive on sales to our distributors. This decrease was partially offset by a six percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitors to pediatric hospitals in the United States. The increase in our average selling prices is attributable to increased sales of our pediatric SomaSensor, which sells for a higher price than the adult SomaSensor, and to the addition of new customers at our higher suggested retail prices.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2006

     RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES. Our research, development and engineering expenses increased $39,139, or 41 percent, from $95,924 in the third quarter of fiscal 2005 to $135,063 in the third quarter of fiscal 2006. The increase is primarily attributable to a $19,207 increase in development costs associated with our next generation INVOS System monitor, which was launched in the second quarter of fiscal 2006, and an $18,973 increase in salaries due to the addition of one engineer. We expect our research, development and engineering expenses to increase in fiscal 2006, primarily as a result of development costs associated with our new smaller pediatric SomaSensor.

     We expect our research, development and engineering expenses to increase as a result of our Contract Development and Exclusive Licensing Agreement with NeuroPhysics Corporation, dated September 18, 2006.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,468,708, or 48 percent, from $3,064,857 for the three months ended August 31, 2005 to $4,533,565 for the three months ended August 31, 2006, primarily due to:

     - a $529,230 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 43 employees for the three months ended August 31, 2005 to an average of 55 employees for the three months ended August 31, 2006) and an increase in salaries of existing employees;

     - a $217,482 increase in commissions paid to our sales employees as a result of increased sales and hiring additional sales employees;

     - a $164,294 increase in accrued incentive compensation expense due to our year-to-date 2006 financial performance, primarily increased sales and net income in accordance with the 2006 Incentive Compensation Plan;

     - a $160,172 increase in professional service fees, primarily due to increased legal and consulting fees;

     - a $153,136 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, primarily trade shows and sales training; and

     - a $121,784 increase in stock compensation expense due to stock compensation issued to directors, officers, employees and a consultant in the third quarter.

     We expect our selling, general and administrative expenses to increase in fiscal 2006, primarily as a result of our hiring additional direct sales personnel in fiscal 2005 and 2006, increased sales commissions payable as a result of increased sales, increased clinical research expense, increased stock compensation expenses due to third quarter stock compensation, and increased sales and marketing expenses.

     OTHER INCOME. During the third quarter of fiscal 2006, interest income increased to $751,523, from $85,413 in the third quarter of 2005, primarily due to our increased cash, cash equivalents, marketable securities and long-term investment balances as a result of the proceeds from our public offering of common shares that closed in the second quarter, and increased interest rates.

     INCOME TAX PROVISION. During the third quarter of fiscal 2006 and 2005, we recognized income tax expense at an estimated effective tax rate of 34 percent on our statement of operations, and we expect this to continue for future periods.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2006

     NINE MONTHS ENDED AUGUST 31, 2006 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2005

     NET REVENUES. Our net revenues increased $6,658,099, or 46 percent, from $14,358,211 in the nine-month period ended August 31, 2005 to $21,016,310 in the nine-month period ended August 31, 2006. The increase in net revenues is primarily attributable to:

     - an increase in U.S. sales of $4,543,038, or 38 percent, from $11,976,210 in the first nine months of fiscal 2005 to $16,519,248 in the first nine months of fiscal 2006. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $3,683,230, or 36 percent, primarily as a result of a 29 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $937,483, or 61 percent, primarily as a result of increased purchases by pediatric hospitals after the launch of our products into the pediatric ICU in the first quarter of fiscal 2005; and

     - an increase in international sales of $2,115,061, or 89 percent, from $2,382,001 in the first nine months of fiscal 2005 to $4,497,062 in the first nine months of fiscal 2006. The increase in international sales was primarily due to increased purchases of the INVOS System monitor and disposable SomaSensors by Tyco Healthcare in Europe. This increase included the purchases of our next generation INVOS System monitor by Tyco Healthcare in Europe, in connection with the launch of this new monitor in the second quarter, partially for evaluation and demonstration purposes. In the first nine months of fiscal 2006, international sales represented 21 percent of our net revenues, compared to 17 percent of our net revenues in the first nine months of fiscal 2005. Purchases by Tyco Healthcare accounted for 17 percent of net revenues in the first nine months of fiscal 2006 and 12 percent of net revenues in the first nine months of fiscal 2005.

     In the United States, we sold 145,037 SomaSensors in the first nine months of fiscal 2006, and internationally, we sold 70,410 SomaSensors. We placed 274 INVOS System monitors in the United States and 360 internationally in the first nine months of fiscal 2006.

     Sales of our products as a percentage of net revenues were as follows:

                              NINE MONTHS
                           ENDED AUGUST 31,
                           ----------------
PRODUCT                       2006   2005
-------                       ----   ----
SomaSensors ............       74%    77%
INVOS System Monitors ..       25%    20%
                              ---    ---
   Total INVOS System ..       99%    97%
CorRestore Systems .....        1%     3%
                              ---    ---
   Total ...............      100%   100%
                              ===    ===

     GROSS MARGIN. Gross margin as a percentage of net revenues was 87 percent for the nine months ended August 31, 2006 and 87 percent for the nine months ended August 31, 2005. While gross margins as a percentage of net revenues remained fairly constant for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005, we realized a six percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitors to pediatric hospitals in the United States, offset by the purchases of our next generation INVOS System monitor and disposable sensor by Tyco Healthcare, due to the lower margin we receive on sales to our distributors. The increase in our average selling prices in the United States is attributable to increased sales of our pediatric SomaSensor, which sells for a higher price than the adult SomaSensor, and the addition of new customers at our higher suggested retail prices.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2006

     RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES. Our research, development and engineering expenses increased $157,699, or 53 percent, from $296,441 in the first three quarters of fiscal 2005 to $454,140 in the first three quarters of fiscal 2006. The increase is primarily attributable to $95,172 in development costs associated with our next generation INVOS System monitor, which was launched in the second quarter of fiscal 2006, and a $59,607 increase in salaries due to the addition of one engineer.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3,208,465, or 37 percent, from $8,685,648 for the nine months ended August 31, 2005 to $11,894,113 for the nine months ended August 31, 2006, primarily due to:

     - a $1,199,689 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 40 employees for the nine months ended August 31, 2005 to an average of 59 employees for the nine months ended August 31, 2006) and an increase in salaries of existing employees;

     - a $574,406 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, primarily trade shows and sales training;

     - a $392,497 increase in employee sales commissions as a result of increased sales and hiring additional sales employees in the first nine months of fiscal 2006;

     - a $344,462 increase in professional service fees primarily due to increased legal and consulting fees;

     - a $165,037 increase in accrued incentive compensation expense due to our year-to-date 2006 financial performance, primarily increased sales and net income in accordance with the 2006 Incentive Compensation Plan;

     - a $139,534 increase in commissions paid to our independent sales representative firms as a result of increased sales;

     - a $118,979 increase in stock compensation expense due to stock compensation issued to directors, officers, employees and a consultant in the third quarter; and

     - a $118,095 increase in office and facilities expenses primarily as a result of increased employees and increased insurance costs.

     OTHER INCOME. During the first nine months of fiscal 2006, interest income increased to $1,709,603 from $189,542 in the first nine months of 2005, primarily due to our increased cash, cash equivalents, marketable securities and long-term investment balances as a result of the proceeds from our public offering of common shares that closed in the second quarter, and increased interest rates.

     INCOME TAX PROVISION. During the first nine months of fiscal 2006 and 2005, we recognized income tax expense at an estimated effective tax rate of 34 percent on our statement of operations, and we expect this to continue for future periods.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     Our principal sources of operating funds have been the proceeds of equity investments from sales of our common shares and cash provided by operating activities.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2006

     As of August 31, 2006, we did not have any outstanding or available debt financing arrangements, we had working capital of $50.8 million and our primary sources of liquidity were $21.4 million of cash and cash equivalents, $22.1 million of marketable securities and $26.1 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.

     On March 6, 2006, we completed a public offering of 2,300,000 of our newly-issued common shares at a public offering price of $24.00 per share. The net proceeds, after deducting the underwriting discount and the expense of the offering, were $51,232,774. These amounts include the exercise in full by the underwriters of an option to purchase up to 300,000 shares to cover over-allotments. At completion of the offering, we had 13,015,885 shares outstanding. We are using, or intend to use, the net proceeds from the offering for the expansion of our direct sales team and other sales and marketing activities, to sponsor additional clinical trials, to expand research and development efforts, and for working capital and general corporate purposes, including potential acquisitions of complementary products, technologies or businesses.

     We believe that cash, cash equivalents, marketable securities and long-term investments on hand at August 31, 2006 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

     We entered into a Contract Development and Exclusive Licensing Agreement with NeuroPhysics Corporation as of September 18, 2006. The agreement provides us with feasibility research, contract development and consulting services and certain ownership and licensing rights, subject to the rights of the United States Federal government, to intellectual property and technical knowledge associated with several novel near-infrared spectroscopy, or "NIRS", and imaging technologies and products under development at NeuroPhysics. We paid an initial license fee of $1,000,000 and have agreed to pay monthly license fees of up to $30,000 a month (depending on which projects are continuing under development at NeuroPhysics at the time) for products continuing under development at NeuroPhysics beginning April 1, 2008 and a royalty on future sales of the new products.

     CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash provided by operations during the first nine months of fiscal 2006 and 2005 was $5,625,746 and $3,324,155, respectively. In the first nine months of fiscal 2006, cash was provided primarily by:

     - $8,208,182 of net income before income taxes and non-cash depreciation, amortization, and stock compensation expense;

     - a $475,612 decrease in prepaid expenses, primarily because we capitalized to machinery and equipment tooling that was completed in the first six months of fiscal 2006 for our next generation INVOS System monitor, and the amortization of prepaid insurance payments made in fiscal 2005; and

     - a $332,861 increase in accounts payable, primarily as a result of increased inventory and operating expenses, partially offset by more timely payments made to vendors.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2006

Cash provided by operations in the first nine months of fiscal 2006 was partially offset by:

     - a $1,615,644 increase in accounts receivable, primarily as a result of higher third quarter sales in fiscal 2006 than in the fourth quarter of fiscal 2005 and increased international sales which are generally collected more slowly;

     - a $1,523,460 increase in inventories, primarily due to the acquisition of components associated with the launch of our next generation INVOS System monitor and SomaSensors and components associated with our INVOS System monitor due to anticipated sales; inventories on our balance sheet increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below; and

     - a $251,805 decrease in accrued liabilities, primarily as a result of the payment of year-end 2005 accrued incentive compensation, accrued 401(k) Plan matching contributions and accrued sales commissions, partially offset by increased accrued professional fees, primarily legal and consulting fees.

     We expect our working capital requirements to increase as sales increase.

     The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $551,764 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during the first nine months of fiscal 2006, compared to $390,150 in the first nine months of fiscal 2005. As of August 31, 2006, we had capitalized $2,395,886 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,367,510. We depreciate these assets over five years.

     CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used in investing activities in the first three quarters of fiscal 2006 and 2005 was $48,708,452 and $119,543, respectively. In the first three quarters of fiscal 2006, these expenditures were primarily for investments in marketable securities and long-term investments with the proceeds from our public offering, described above, and also $509,753 in capital expenditures, primarily tooling for the next generation INVOS System monitor.

     CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash provided by financing activities in the first three quarters of fiscal 2006 and 2005 was $51,320,554 and $1,424,970, respectively. On March 6, 2006, we completed a public offering of 2,300,000 of our newly-issued common shares at a public offering price of $24.00 per share. The net proceeds, after deducting the underwriting discount and the expense of the offering, were $51,232,774. In addition, in the first three quarters of fiscal 2006, we issued 12,033 common shares as a result of stock option exercises, for proceeds of $87,780.

CONTRACTUAL OBLIGATIONS

     As of August 31, 2006, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005 under the caption "Contractual Obligations."

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements or financing activities.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2006

CRITICAL ACCOUNTING POLICIES

     We believe our most significant accounting policies relate to our accounting treatment of stock compensation of employees, our accounting treatment for income taxes, and our revenue recognition associated with our no capital cost sales program.

     STOCK COMPENSATION

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

     We previously accounted for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income in the first three quarters of fiscal 2005 for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. Stock-based compensation of consultants and advisors was determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model. The resulting amount was recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. In the first nine months of fiscal 2005, we recorded such compensation expense of $7,013.

     In November 2005, we approved the acceleration of vesting of all unvested stock options as of November 30, 2005. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of SFAS 123(R), which became effective for our fiscal quarter that began December 1, 2005. After the effects of the accelerated vesting, the initial adoption of SFAS 123(R) has been immaterial with respect to options granted before December 1, 2005. The issuance of additional stock compensation under the 2005 Stock Incentive Plan in the third quarter of fiscal 2006 had an impact on our financial statements.

     During the first three quarters of fiscal 2006 we granted 232,000 stock options to our officers, employees, directors and one of our consultants, and we issued 68,000 restricted common shares to our officers. These stock options and restricted shares vest over five years. As a result of the stock options and restricted common shares that we granted during the nine months ended August 31, 2006, we have recorded $125,992 in stock compensation expense in accordance with SFAS No. 123(R). The fair value of the stock option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 54.00%, risk-free rate of 5%, expected lives of 6 years, and a dividend yield of 0%. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance.

     Had we recognized compensation expense for our stock options that vested in the first three quarters of fiscal 2005 using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, we would have recorded $1,315,687 in compensation expense (including the $7,013 actually recorded) and realized pro forma net income of $1,139,582, or $.10 per diluted common share.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 2006

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

                                                     AUGUST 31, 2006
                                           EXPECTED MATURITY DATES BY FISCAL YEAR
                               -------------------------------------------------------------
                                  2006        2007         2008         2009         2010      THEREAFTER      TOTAL     FAIR VALUE
                               ---------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
INVESTMENTS:
Marketable Securities and
   Long-term Investments:
   Fixed Rate ($)............. 5,057,026   21,037,872   12,011,647   10,092,154       --           --       48,198,699   48,210,423
      Average interest rate...      5.11%        5.16%        5.25%        5.33%      N/A          N/A            5.22%

ITEM 4. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of August 31, 2006 and any change in our internal control over financial reporting that occurred during our third fiscal quarter ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of August 31, 2006. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our third fiscal quarter ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS

10.1   Contract Development and Exclusive Licensing Agreement, dated as of
       September 18, 2006, among Somanetics Corporation, NeuroPhysics
       Corporation, Hugh F. Stoddart, and Hugh A. Stoddart, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, dated September 18, 2006 and filed September 20, 2006.

10.2   Summary of Outside Director Compensation, incorporated by reference to
       Item 1.01 to the Company's Current Report on Form 8-K dated June 29, 2006 and filed July 5, 2006.

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

                                        Somanetics Corporation
                                        (Registrant)


Date: October 6, 2006                   By: /s/ William M. Iacona
                                            ------------------------------------
                                            William M. Iacona
                                            Vice President and Chief Financial
                                            Officer, Controller and Treasurer
                                            (Duly Authorized and Principal
                                            Financial Officer)

                                  EXHIBIT INDEX

Exhibit                                 Description
-------                                 -----------
10.1      Contract Development and Exclusive Licensing Agreement, dated as of
          September 18, 2006, among Somanetics Corporation, NeuroPhysics
          Corporation, Hugh F. Stoddart, and Hugh A. Stoddart, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form
          8-K,, dated September 18, 2006 and filed September 20, 2006.

10.2      Summary of Outside Director Compensation, incorporated by reference to
          Item 1.01 to the Company's Current Report on Form 8-K dated June 29,
          2006 and filed July 5, 2006.

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