Form 10-K
period 2006-11-30
SOMANETICS CORP
filed 2007-02-08
CIK 704328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-19095
SOMANETICS CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2394784 (I.R.S. Employer Identification No.)

1653 East Maple Road, Troy, Michigan (Address of principal executive offices)	48083-4208 (Zip Code)

Registrant’s telephone number, including area code: (248) 689-3050
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, par value $.01 per share	Name of each exchange on which registered The Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑.
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
          The aggregate market value of the common shares held by non-affiliates of the registrant as of May 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price as reported by Nasdaq on such date, was approximately $198,880,000.
The number of the registrant’s common shares outstanding as of February 8, 2007 was 13,165,127.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders, scheduled to be held April 19, 2007, are incorporated by reference in Part III, if the Proxy Statement is filed no later than March 30, 2007.

SOMANETICS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2006

PART I
ITEM 1. BUSINESS
Overview
          We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that continuously measures changes in the blood oxygen levels in the brain and elsewhere in the body in somatic, or skeletal muscle, tissue in patients with or at risk for restricted blood flow. The brain is the organ least tolerant of oxygen deprivation. Without sufficient oxygen, brain damage may occur within minutes, which can result in paralysis, other disabilities or death. Brain oxygen information, therefore, is important, especially in surgical procedures requiring general anesthesia and in other critical care situations with a high risk of the brain getting less oxygen than it needs. The INVOS System consists of a portable monitoring system, including proprietary software, which is used with multiple single-use disposable sensors, called SomaSensors. During our fiscal year ended November 30, 2006, net revenues from SomaSensors comprised approximately 75 percent of our net revenues. As of November 30, 2006, we had an installed base of 1,497 INVOS System monitors in the United States in 584 hospitals, and during fiscal 2006 we sold approximately 289,000 SomaSensors worldwide.
          Clinical studies have shown that using the INVOS System to monitor and provide information to help manage the regional brain blood oxygen saturation of patients is associated with significantly fewer incidences of major organ dysfunction, which can significantly improve patient outcomes and reduce hospital costs. During fiscal 2004, the results of the first prospective, randomized, blinded intervention trial were presented, and the results were published in the January 2007 issue of a peer-reviewed anesthesia journal. The study showed that when the INVOS System was used to monitor and provide information to help manage the regional brain blood oxygen saturation of coronary artery bypass surgery patients, the occurrence of major organ morbidity or mortality was reduced from 11 percent to three percent and patients with major organ morbidity or mortality have significantly longer length of stay in the intensive care unit than those without. Additionally, in 2004, the results of a large retrospective review showed a statistically significant greater than 50 percent reduction (2.01 percent versus 0.97 percent) in the incidence of permanent stroke when information from the INVOS System was used to help manage brain blood oxygen saturation of cardiac surgery patients. The results also showed a reduced length of hospital stay and reduced incidence of prolonged ventilation when the INVOS System was used.
          Our INVOS System has U.S. Food and Drug Administration, or FDA, clearance in the United States for use on adults, children and infants. We target the sale of the INVOS System for use in surgical procedures and other critical care situations with a high risk of oxygen imbalances. We initially focused our marketing efforts primarily on adult and pediatric cardiac surgeries and carotid artery surgeries. In the first quarter of fiscal 2005, we initiated selling and marketing efforts for the INVOS System in the pediatric ICU. We plan to launch the product into the neonatal ICU in 2007, after completing development of a smaller SomaSensor. Some of our potential future markets may include major surgeries involving diabetic and elderly patients. While our initial focus has been commercializing the INVOS System to measure blood oxygen saturation changes in the brain, we believe that there are opportunities to use the INVOS System in regions of the body other than the brain. In November 2005, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in blood oxygen saturation elsewhere in the body in somatic, or skeletal muscle, tissue in patients with or at risk for restricted blood flow. Our next generation INVOS System monitor, which we launched in the second quarter of 2006, can display information from four SomaSensors, which allows for the simultaneous monitoring of changes in blood oxygen saturation in the brain and, in patients with or at risk for restricted blood flow, in somatic tissue.
          We are currently sponsoring a prospective, randomized, blinded clinical trial involving diabetic patients over age 50 who are undergoing major general surgery. The study group will consist of patients whose surgeries are managed based on information provided by the INVOS System, and the control group will consist of similarly situated patients whose surgeries are not managed based on information provided by the INVOS System. The two groups will be compared across measures of patient outcomes and hospital costs, including length of hospital stay. Diabetics are at particular risk of oxygen imbalances because of a higher incidence of vascular disease. If results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major general surgeries, consistent with FDA requirements. We expect to begin this marketing in 2009. We are also evaluating sponsorship of other clinical trials which may allow us to more actively target the sale of the

INVOS System for use in other patient populations. There are also numerous other independent clinical studies evaluating the use of the INVOS System.
          We sell the INVOS System through a direct sales team in the United States, consisting of salespersons and clinical specialists, the size of which has increased from 26 persons at the end of fiscal 2005 to 44 persons at the end of fiscal 2006, and six independent sales representative firms. Outside the United States, we market the INVOS System through independent distributors, including Tyco Healthcare in Europe, Canada, the Middle East and Africa, and Edwards Lifesciences Ltd. in Japan. We expect to increase the size of our U.S. direct sales team in fiscal 2007 and are evaluating placing direct salespersons and clinical specialists in Europe to support Tyco Healthcare. Our net revenues have increased from $12.6 million in the fiscal year ended November 2004 to $28.7 million in fiscal 2006, representing a compounded annual growth rate of 50.9 percent. As a percentage of net revenues, our gross margin improved from 84 percent in fiscal 2004 to 88 percent in fiscal 2006.
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
Industry
     Market Opportunity
          We believe that in the United States in 2007 there will be approximately five million surgeries involving elderly patients who, due to the type of surgery, age of the patient or other factors, have a higher risk of developing post-operative complications. Such surgeries include cardiac surgeries, carotid surgeries and other major general surgeries involving elderly patients. In addition, we believe that there are other patient populations, such as non-elderly adult, pediatric and neonatal patients, undergoing major surgeries and patients undergoing ICU treatment or in other critical care situations that face a high risk of brain oxygen imbalances.
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
Our Solution
          Our INVOS System is a non-invasive patient monitoring system that provides continuous information about changes in blood oxygen saturation levels. We believe that our INVOS System addresses the market’s need for a solution that is non-invasive, continuous, immediate, effective and easy to use. The INVOS System, which is predominantly used in hospital critical care areas such as operating rooms and ICUs, consists of a portable monitoring system, including proprietary software, which is used with multiple single-use disposable SomaSensors. For multi-channel cerebral monitoring, SomaSensors are placed on both sides of a patient’s forehead and are connected to the monitor. The INVOS System uses our proprietary software to analyze information received from the SomaSensors and provides a continuous digital and trend display of an index of the blood oxygen saturation in the area of the body under the SomaSensors. Our next generation INVOS System monitor, which we launched in the second quarter of 2006, can display information from four SomaSensors, which allows for the simultaneous monitoring of changes in blood oxygen saturation in the brain and, in patients with or at risk for restricted blood flow, in somatic tissue.
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
          The following table summarizes some of the principal features and related benefits of the INVOS System :

Features	Benefits
Non-invasive	• Reduced risk to patients and medical professionals

• Consistent with market trend toward less invasive medical procedures

Continuous Information	• Immediate information regarding brain oxygen imbalances to help guide therapeutic interventions

• Trend information, rather than at a single point in time

4-Channel Monitoring	• Simultaneous cerebral and somatic tissue monitoring

• Provides more data points to help manage patient care

Cost-Effective	• Low cost relative to traditional brain monitoring methods

• Small portion of the total cost of the procedures in which it is used

• Information can potentially improve patient outcomes and reduce the overall cost of care

Easy to Use	• Does not require a dedicated technician to operate or interpret

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
          In addition to the INVOS System, we also develop and market the CorRestore System, which includes a cardiac implant, which we call the CorRestore Patch, for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR. During SVR, the surgeon restores an enlarged, poorly functioning left ventricle to more normal size and function by inserting an implant, in most instances, or closing the defect directly. Sales of CorRestore Systems represented one percent of our fiscal 2006 net revenues.
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
•	Sponsor Clinical Studies to Promote Expanded Acceptance of the INVOS System. We believe that our INVOS System has been evaluated in over 400 presentations, study abstracts and published papers. During the second quarter of fiscal 2004, results of both the first prospective, randomized clinical trial and a larger retrospective review evaluating the INVOS System were presented, which we believe have contributed to the INVOS System gaining further market penetration. In addition, in January 2007 the results of the first prospective, randomized clinical trial mentioned above were published in a peer-reviewed anesthesia journal. We plan to sponsor clinical studies using the INVOS System to demonstrate its benefits. We are currently sponsoring a prospective, randomized, blinded clinical trial involving diabetic patients over age 50 who are undergoing major general surgery. The study group will consist of patients whose surgeries are managed based on information provided by the INVOS System, and the control group will consist of similarly situated patients whose surgeries are not managed based on information provided by the INVOS System. The two groups will be compared across measures of patient outcomes and hospital costs, including length of hospital stay. Diabetics are at particular risk of oxygen imbalances because of a higher incidence of vascular disease. If results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major general surgeries, consistent with FDA requirements. We expect to begin this marketing in 2009. We are also evaluating sponsorship of other clinical trials which may allow us to more actively target the sale of the INVOS System for use in other patient populations. We use the results of clinical studies to help convince the medical community of the clinical importance of the information provided by the INVOS System. We also sponsor peer-to-peer educational opportunities and promote use of the INVOS System in regional centers of influence that we believe will influence its adoption by others.

•	Invest in Sales and Marketing Activities. We continue to increase our investment in our distribution network consisting of our direct sales employees, independent sales representative firms and distributors. We sell the INVOS System through a direct sales team in the United States, the size of which has increased from 26 persons at the end of fiscal 2005 to 44 persons at the end of fiscal 2006, and six independent sales representative firms. We expect to increase the size of our U.S. direct sales team in fiscal 2007 and are evaluating placing direct salespersons and clinical specialists in Europe to support Tyco Healthcare. We also have a co-promotion relationship with Fresenius Medical Care Cardiovascular Resources, Inc.’s North American Extracorporeal Alliance. We participate in trade shows and medical conferences, ongoing peer-to-peer educational programs and targeted public relations opportunities.

•	Interface and Integrate Our Technology into Other Manufacturers’ Multi-Modality Systems. There are many existing monitoring systems in the operating room and the ICU. We would like to interface with these monitors. We have interfaced the INVOS System with the Philips Medical Systems’ VueLink System to provide data, alarm events and status messages from the INVOS System on any monitor that accepts the VueLink module, a multi-parameter monitor. This enables oximetry data from our INVOS System to be displayed on the VueLink screen and integrated with other vital patient information. We plan to support the interface and integration of our INVOS System technology with other medical device manufacturers to expand the installed base of INVOS System monitors and increase the demand for SomaSensors. We expect that such arrangements will provide another distribution channel for our INVOS System.

•	Develop Additional Applications and Markets for the INVOS System. We are developing a smaller SomaSensor for use with newborns, and making other advances to the design and performance features of the INVOS System, including the SomaSensor. We are also evaluating additional potential market segments for our INVOS System, such as use in other major surgeries, in the adult ICU, and for other somatic applications of the technology. We are also exploring several novel near-infrared spectroscopy and imaging technologies and products under a Contract Development and Exclusive Licensing Agreement with NeuroPhysics Corporation. See “NeuroPhysics Corporation” below. Pursuit of some of these potential market segments may require additional FDA clearance. We believe that these natural extensions of our technology will increase our market potential without the more significant risks and costs associated with developing entirely new products.
The INVOS System
     Components of the INVOS System
          The INVOS System consists of a portable monitoring system, including proprietary software, which is used with multiple single-use disposable SomaSensors.
•	Monitor and Software. Our oximeter is a portable monitor that uses our proprietary software to analyze information received from the SomaSensors. It provides a continuous digital and trend display of an index of the oxygen saturation in the region of the body under the SomaSensors. The monitor includes menus for users to set high and low audible alarms, customize the display and retrieve data. Single-function keys allow users to silence alarms, mark important events, store data for up to 28 surgical procedures, and retrieve data by disk or through a USB link to a computer. Our next generation INVOS System monitor, which we launched in the second quarter of 2006, measures approximately 11 inches wide, 9 inches high, and 7 inches deep and weighs approximately 11 pounds. We provide a one-year warranty on the monitor, and we offer service for the monitor for a fee after the warranty expires. As of November 30, 2006, we had an installed base of 1,497 INVOS System monitors in the United States in 584 hospitals.

•	SomaSensors. Each single-use SomaSensor contains a light source and two light detectors. For multi-channel cerebral monitoring, SomaSensors are placed on both sides of a patient’s forehead and are connected to the monitor, which allows for monitoring both sides of the brain. Our next generation INVOS System monitor, which we launched in the second quarter of 2006, can display information from four SomaSensors, which allows for the simultaneous monitoring of changes in blood oxygen saturation in the brain and, in patients with or at risk for restricted blood flow, in somatic tissue. The number of sensors used depends on the application. The INVOS System is being used to monitor simultaneously the brain and somatic tissue initially for patients in the pediatric and neonatal ICU, and we expect that it will later also be used on adults and for monitoring somatic tissue alone. The SomaSensors contain information that is processed by the INVOS System allowing it to automatically calibrate each sensor. During our fiscal year ended November 30, 2006, net revenues from SomaSensors comprised approximately 75 percent of our net revenues. During fiscal 2006 we sold approximately 289,000 SomaSensors worldwide.
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
     Applications and Market Segments
          We target the sale of the INVOS System for use in surgical procedures and other critical care situations with a high risk of oxygen imbalances. We believe that our INVOS System has applications for cerebral and somatic monitoring in the following key market segments:
•	Cardiac and Carotid Artery Surgery. Until the first quarter of fiscal 2005, we focused our marketing efforts primarily on cardiac and carotid artery surgeries. We believed it would be easier to demonstrate clinical importance of the information provided by the INVOS System and potentially gain market acceptance for our products in connection with these surgeries. Moreover, much of the earliest clinical data regarding the use of the INVOS System involved these surgeries. In September 2000, we received 510(k) clearance from the FDA to market the model 5100 INVOS System in the United States. Unlike earlier models, the model 5100 INVOS System has the added capability of being able to monitor pediatric patients. After receiving this clearance, we expanded our marketing efforts to include pediatric cardiac surgeries.

•	Pediatric and Neonatal ICU. In the first quarter of fiscal 2005, we initiated selling and marketing efforts for the INVOS System in the pediatric ICU. We plan to launch the product into the neonatal ICU in 2007, after completing development of a smaller SomaSensor. Our next generation INVOS System monitor, which we launched in the second quarter of 2006, can display information from four SomaSensors, which will allow for the simultaneous monitoring of changes in blood oxygen saturation in the brain and, in patients with or at risk for restricted blood flow, in somatic tissue. We expect that the INVOS System will be used to monitor simultaneously the brain and somatic tissue initially for patients in the pediatric and neonatal ICU.

•	Diabetic Patient Major Surgeries. We are currently sponsoring a prospective, randomized, blinded clinical trial involving diabetic patients over age 50 who are undergoing major general surgery. The study group will consist of patients whose surgeries are managed based on information provided by the INVOS System, and the control group will consist of similarly situated patients whose surgeries are not managed based on information provided by the INVOS System. The two groups will be compared across measures of patient outcomes and hospital costs, including length of hospital stay. Diabetics are at particular risk of oxygen imbalances because of a higher incidence of vascular disease. If results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major general surgeries, consistent with FDA requirements. We expect to begin this marketing in 2009.

•	Other Applications. We are also evaluating sponsorship of other clinical trials which may allow us to more actively target the sale of the INVOS System for use in other patient populations. If the results of these trials are positive, following completion of these trials and publication of the results, we intend to target the sale of the INVOS System for use on elderly patients undergoing major surgeries. We are also evaluating additional potential market segments for our INVOS System, such as use in other major surgeries, in the adult ICU, and for other somatic applications of the technology. We are also exploring several novel near-infrared spectroscopy and imaging technologies and products under a Contract Development and Exclusive

Licensing Agreement with NeuroPhysics Corporation. See “NeuroPhysics Corporation” below. Pursuit of some of these potential market segments may require additional FDA clearance.
Clinical Development
          We believe that favorable peer-reviewed publication is a key element to the INVOS System’s success. Accordingly, we support clinical research programs with third-party clinicians and researchers intended to demonstrate the need for the INVOS System and the clinical importance of the information it provides with the specific objective of publishing the results in peer-reviewed journals. The research includes studies comparing patients managed based on information provided by the INVOS System with other patients, based on measures of patient outcome and hospital costs, including patient length of stay, length of time on the ventilator, cognitive dysfunction and incidence of stroke. In addition to the studies described below, we believe that our INVOS System has been evaluated in over 400 presentations, study abstracts and published papers. During the second quarter of fiscal 2004, results of the studies described below were presented, which we believe have contributed to the INVOS System gaining further market penetration. In addition, in January 2007 the results of the first prospective, randomized clinical trial mentioned below were published in a peer-reviewed anesthesia journal.
     Murkin Study
          In the second quarter of 2004, the results of the first prospective, randomized, blinded intervention study using the INVOS System were presented. The study showed a statistically significant reduction in incidences of major organ dysfunction when the INVOS System was used to provide information to help manage regional brain blood oxygen saturation in coronary artery bypass surgery patients. The 200-patient study was conducted by John Murkin, M.D., professor of anesthesiology at the University of Western Ontario, and was presented at Outcomes 2004: Neurobehavioral Assessment, Physiological Monitoring and Cerebral Protective Strategies held in Key West, Florida. The data and results of the intervention study reported on by Dr. Murkin at Outcomes 2004 were published as John M. Murkin, M.D., et al., Monitoring Brain Oxygen Saturation During Coronary Bypass Surgery: A Randomized, Prospective Study, in Anesthesia and Analgesia. (January 2007).
          Patients undergoing coronary artery bypass surgery were randomly assigned to the control or intervention group. Patients in both groups were monitored with the INVOS System during their operations, but the monitor display in the control group (100 patients) was covered and patients’ treatments were managed routinely. In the intervention group (100 patients) the patients’ treatments were managed using information from the INVOS System, and the patients received a pre-determined series of interventions to maintain the INVOS System’s index of regional cerebral blood oxygen saturation within 75 percent of baseline values taken at the beginning of the operation.
          Independent observers assessed all of the patients for predefined clinical outcomes. The complication criteria were those reported by cardiac surgeons to the Society of Thoracic Surgeons National Database. These complications consist of common adverse outcomes following cardiac surgery, such as stroke, respiratory failure, renal failure and other major morbidities.
          Dr. Murkin found that regional brain oxygen desaturations were quite common and are related to major organ dysfunction. The intervention group experienced statistically significantly fewer incidents of major organ dysfunction than the control group: three patients in the intervention group experienced incidents of major organ morbidity or mortality, compared to 11 patients in the control group. With respect to stroke specifically, one patient in the intervention group experienced a stroke, compared to four patients in the control group. The difference was not statistically significant.
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
          The incidence of permanent stroke in the study group (0.97 percent) was statistically significantly less than in the control group (2.01 percent), despite a sicker population according to the higher NYHA class of the study group. Although the incidence of permanent stroke was lower in the study group, the incidence of all neurologic dysfunction, including stroke and transient ischemic attack, was similar in the two groups. The proportion of patients requiring prolonged ventilation also was statistically significantly smaller in the study group, 6.8 percent, compared to 10.6 percent in the control group. Total ventilator time was statistically significantly shorter in the study group (four hours) than the control group (five hours). The length of hospital stay was similar overall in the two groups, but was statistically significantly shorter in the study group when examined by pre-operative NYHA classifications of patients.
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
          We are currently sponsoring a prospective, randomized, blinded clinical trial involving diabetic patients over age 50 who are undergoing major general surgery. The study group will consist of patients whose surgeries are managed based on information provided by the INVOS System, and the control group will consist of similarly situated patients whose surgeries are not managed based on information provided by the INVOS System. The two groups will be compared across measures of patient outcomes and hospital costs, including length of hospital stay. The initial phase of this trial is being conducted at Duke University Medical Center and the neighboring Veteran’s Administration Hospital. In the initial phase, which began in 2006, the investigators will determine the number of patients to study in each of the intervention and control groups so that the results are expected to be statistically significant. If results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major general surgeries, consistent with FDA requirements. We expect to begin this marketing in 2009.
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

          The retail price of the CorRestore System is approximately $4,000. Sales of CorRestore Systems represented one percent of our fiscal 2006 net revenues. We expect that as sales of our INVOS System increase, the CorRestore System will become an even less significant component of our business. In November 2005, we wrote off the remaining CorRestore license acquisition cost intangible asset and recorded an impairment expense of $929,093. We wrote this off based on the cash flow impairment analysis that was performed, the declining sales of CorRestore products and the uncertainty regarding future prospective, randomized clinical data.
     License Agreement
          In 2000, we entered into a license agreement with the inventors of the CorRestore System and their company, CorRestore LLC, granting us exclusive, worldwide, royalty-bearing licenses to specified rights relating to the CorRestore System and related products and accessories for SVR. Transfer and sublicensing of our licenses are restricted by the license agreement.
          In exchange for the licenses and consulting services, we agreed to the following compensation for CorRestore LLC and its agent, Joe B. Wolfe: (1) a royalty of 10 percent in the aggregate of our net sales of products subject to the licenses, for the term of the patent relating to the CorRestore System, (2) five-year warrants to purchase an aggregate of 400,000 common shares at $3.00 per share, which were exercised in full in 2004 and 2005, (3) five-year warrants to purchase an aggregate of 2,100,000 common shares at $3.00 per share, which expired unexercised in November 2006 because cumulative net sales of the CorRestore System products did not meet the requirements for exercise of these warrants, and (4) a consulting fee of $25,000 a year to each of the two inventors until we sell 1,000 CorRestore Patches.
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
     Sales and Distribution
          We sell the INVOS System through a direct sales team in the United States, the size of which has increased from 26 persons at the end of fiscal 2005 to 44 persons at the end of fiscal 2006, and six independent sales representative firms. We expect to increase the size of our U.S. direct sales team in fiscal 2007. We believe the selling cycle for the INVOS System is approximately six to nine months.
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
          Outside the United States, we have distribution agreements with independent distributors covering 56 countries for the INVOS System. Our distributors for the INVOS System include Tyco Healthcare, part of Tyco International Ltd., in Europe, the Middle East, Africa and Canada, and Edwards Lifesciences Ltd., formerly Baxter Limited, in Japan. We are evaluating placing direct salespersons and clinical specialists in Europe to support Tyco Healthcare. We also have one international sales consultant. For fiscal 2006, 19 percent of our net revenues were represented by international sales.
          We offer a no capital cost sales program in the United States whereby we ship the INVOS System monitor to the customer at no charge. It has been our experience that hospitals in the United States prefer to use this method to acquire INVOS System monitors.
          We did not have any backlog of firm orders as of January 10, 2007 or as of January 10, 2006. We generally do not have a backlog of firm orders because we generally ship product upon receipt of a customer order.
          For a description of sales to major customers, see Note 9 of Notes to Financial Statements included in Item 8 of this report. Tyco Healthcare was our largest customer in fiscal 2006 and 2005, and Edwards Lifesciences was our largest customer in fiscal 2004. We are dependent on our sales to Tyco Healthcare and Edwards Lifesciences, and the loss of either of them as a customer would have an adverse effect on our business, financial condition and results of operations in the near-term, until such time as they could be replaced as our distributor in the respective market.
          Our international sales were $5,424,536 for the fiscal year ended November 30, 2006, $3,303,692 for the fiscal year ended November 30, 2005 and $2,091,602 for the fiscal year ended November 30, 2004, including approximately $4,211,000 in fiscal 2006, $2,202,000 in fiscal 2005 and $944,000 in fiscal 2004 to Tyco Healthcare, our distributor in Europe, the Middle East, Africa and Canada, and approximately $910,000 in fiscal 2006, $707,000 in fiscal 2005 and $970,000 in fiscal 2004 to Edwards Lifesciences Ltd., our distributor in Japan. See Note 9 of Notes to Financial Statements. For a description of the breakdown of sales between INVOS System monitors, SomaSensors and CorRestore Systems, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Item 7 of this report.
          We sell the CorRestore System through our 49 direct salespersons and five independent sales representative firms in the United States as of February 5, 2007. In September 2004, the European Economic Community changed its regulations, limiting approval authority for animal tissue implant products sold in Europe to some independent registration agencies that do not include our registrar.

Research and Development
          Our research and development activities are conducted internally by a staff consisting of five employees. We are developing a smaller SomaSensor for use with newborns and making other advances to the design and performance features of the INVOS System, including the SomaSensor. We are also working to interface our INVOS System with multi-functional monitors provided by other manufacturers. Our research, development and engineering expenditures were $1,582,521 during fiscal 2006, $525,679 during fiscal 2005, and $369,106 during fiscal 2004. We expect our research, development and engineering expenses to increase in fiscal 2007 from the level in fiscal 2006, excluding the $1,000,000 expense under our Contract Development and Exclusive Licensing Agreement, described below. We expect this increase primarily as a result of development costs associated with our smaller SomaSensor, development costs associated with advances to the design and performance features of the INVOS System, including the disposable SomaSensor, and the hiring of additional research and development personnel.
     NeuroPhysics Corporation
          We entered into a Contract Development and Exclusive Licensing Agreement with NeuroPhysics Corporation as of September 18, 2006. The agreement provides us with feasibility research, contract development and consulting services and certain ownership and licensing rights, subject to the rights of the United States Federal government, to intellectual property and technical knowledge associated with several novel near-infrared spectroscopy, or “NIRS”, and imaging technologies and products under development at NeuroPhysics. We paid an initial license fee of $1,000,000 and have agreed to pay monthly license fees of up to $30,000 a month (depending on which projects are continuing under development at NeuroPhysics at the time) for products continuing under development at NeuroPhysics beginning April 1, 2008 and a royalty on future sales of the new products.
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
          We received ISO 13485 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to continue to market our INVOS System and SomaSensor in the European Economic Community. Our most recent ISO 13485 compliance surveillance audit occurred in June 2006.

Competition
          We believe that the markets for cerebral and somatic oximetry products may become highly competitive. In the United States, we believe there is currently only one other company with FDA clearance to sell a cerebral oximeter. In December 2005, one U.S. competitor announced that it received 510(k) clearance to market a cerebral oximeter, and they have shown their product at an industry trade show for the first time in late 2006. Outside the United States, several Japanese manufacturers offer competitive products for sale in that country and primarily for research in other parts of the world, but, to our knowledge, none has pursued FDA clearance to market its product in the United States. We are aware that several companies and individuals are engaged in the research and development of non-invasive cerebral oximeters, and we believe that there are several other potential entrants into the market. Other companies have FDA clearance to market somatic oximeters in the United States. Competition might cause our sales cycle to lengthen to the extent that customers take longer to make purchasing decisions. Competition might also reduce our gross margins and market share and prevent us from achieving further market penetration. Competitors might be more successful than we are in obtaining FDA clearance with broader claims in their labeling or more successful than we are in manufacturing and marketing their products and may be able to take advantage of the significant time and effort we have invested to gain medical acceptance of cerebral oximetry.
          We also compete with numerous medical equipment companies for the portions of hospital budgets allocated to capital equipment and for the limited amount of space on a patient’s forehead for sensors. The medical products industry is characterized by extensive research and development and intense competition in an increasingly cost-conscious environment. Some of these potential competitors have well-established reputations, customer relationships and marketing, distribution and service networks. Some of them have substantially longer histories in the medical products industry, larger product lines and greater financial, technical, manufacturing, research and development and management resources than we do. Many of these potential competitors have long-term product supply relationships with our potential customers. These potential competitors might be able to use their resources, reputations and ability to leverage existing customer relationships to give them a competitive advantage over us, including in securing forehead sensor space for their products and dollars from hospital capital equipment budgets to purchase their products. They might also succeed in developing products that are at least as reliable and effective as our products, that make additional measurements, that are less costly than our products or that provide alternatives to our products. Competitors might be more successful than we are in manufacturing and marketing their products and may be able to take advantage of the significant time and effort we have invested to gain medical acceptance of cerebral oximetry.
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
Proprietary Rights Information
          We have 11 United States patents and two patents in various foreign countries. These patents expire on various dates from March 2009 to October 2019. We currently have two patent applications pending in the United States, including one reissuance application, and have patent applications in various foreign countries with respect to aspects of our technology relating to the interaction of light with tissue.
          In September 2003, we were issued a new patent by the United States Patent and Trademark Office covering the application of non-invasive, near-infrared spectroscopy to measure continuously and substantially concurrently a blood metabolite (such as oxygen saturation) in at least two separate internal regions of the brain. This patent is now the subject of a reissue proceeding in the United States Patent and Trademark Office. We requested the reissuance of this patent because we believe that we are entitled to broader claims than those that were originally issued. However, the outcome of the reissue proceeding cannot be predicted, and the claims which ultimately issue may be broader in scope than the original claims, they may be narrower in scope than the original claims, they may be the same in scope as the original claims or they may be rejected. The corresponding Australian patent for “Multi-Channel, Noninvasive, Tissue Oximeter” issued in December 2003, will expire in October 2019. This patent is pending in other markets outside the United States. We believe the design concepts covered in this patent are important to providing a clinically viable cerebral oximeter.
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
          Many other patents have previously been issued to third parties involving optical spectroscopy and the interaction of light with tissue, some of which relate to the use of optical spectroscopy in the area of brain metabolism monitoring, the primary use of the INVOS System. We are not aware of any infringement of the claims of any issued patents by our products or by their methods of use, and no charge of patent infringement has been asserted against us.
          In addition to our patent rights, we have obtained United States Trademark registrations for our trademarks “SOMANETICS,” “INVOS,” “SOMASENSOR” and “WINDOW TO THE BRAIN.” A United States service mark application for “Enlightening Medicine,” and United States Trademark applications for “Reflecting the Color of Life” and “NIRSensor” are pending. We have also obtained registrations of our basic mark, “SOMANETICS,” in eleven foreign countries.
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
          The inventors of the CorRestore System and their company filed for a patent with respect to their patch, which was issued in the United States in February 2000 and expires in May 2018. The claims allowed relate primarily to the product design of a soft suture ring integrated with a patch. Subsequently six other United States patents and two international patents have been issued to the inventors, also relating primarily to the product design of a soft suture ring integrated with a patch. Six of those issued patents also expire in May 2018, one expires in July 2018, and one expires in November 2018. In addition, other United States and foreign patent applications are pending. We have also obtained United States Trademark registration for the trademark “CorRestore.”
Government Regulation
          Our products are medical devices subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, under the Federal Food, Drug, and Cosmetic Act, or FDCA. FDA regulations govern, among other things, the following activities that we will perform:
•	product development;

•	product testing;

•	product manufacturing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

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
          510(k) Clearance Pathway. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not called for submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from three to six months, but it can last longer.
          After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained, to redesign the device or to submit new data or information to the FDA.
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
          Clinical Trials. A clinical trial is almost always required to support a PMA application and is sometimes required for a premarket notification. All clinical studies of investigational devices must be conducted in compliance with FDA’s requirements. If an investigational device could pose a significant risk to patients (as defined in the regulations), the FDA must approve an Investigational Device Exemption, or IDE, application prior to initiation of investigational use. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. FDA typically grants IDE approval for a specified number of patients to be treated at specified study centers. A nonsignificant risk device does not require FDA approval of an IDE. Both significant risk and nonsignificant risk investigational devices require approval from institutional review boards, or IRBs, at the study centers where the device will be used or from private IRBs.
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
          FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:
•	fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of products;

•	limitations on exports;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or PMA approval of new products or new intended uses;

•	withdrawing 510(k) clearance or PMA approvals already granted; and

•	criminal prosecution.
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
Employees
          As of February 5, 2007, we had 84 full-time employees, including 53 in sales and marketing, five in research and development, eight in general and administration and 18 in manufacturing, quality and service. We also employed two part-time individuals in general and administration. In addition, we use two contract employees, and we use one consultant. We believe that our future success is dependent, in large part, on our ability to attract and retain highly qualified managerial, sales, marketing and technical personnel. We expect to add additional sales and marketing and research and development employees in fiscal 2007. Our employees are not represented by a union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.
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

ITEM 1A. RISK FACTORS
          An investment in our common shares involves a high degree of risk. You should carefully consider the specific factors described below, together with the cautionary statement under the caption “Forward — Looking Statements” below and in Item 7 of this report and the other information included in this report, before purchasing our common shares. The risks described below are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common shares could decline, and you may lose all or part of your investment.
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
          In addition, we compete with numerous medical equipment companies for the portions of hospital budgets allocated to capital equipment and for the limited amount of space on a patient’s forehead for sensors. Sales of our INVOS System might be limited or delayed because of resistance to major capital equipment expenditures by hospital purchasing committees. Even if we are successful in convincing physicians, other medical professionals and hospital purchasing committees that the INVOS System provides valuable benefits, they might be unwilling or unable to commit funds to the purchase of the INVOS System due to budgetary constraints. Moreover, even if one or two units are sold to a hospital, we believe that it will take additional time and experience with the INVOS System before additional medical professionals in the hospital might be interested in using the INVOS System in other procedures or other areas of the hospital.
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
          We are dependent on our distributors to generate all of our international sales, and on our independent sales representative firms for a substantial portion of our sales in the United States. Independent distributors or independent sales representative firms might fail to commit the necessary resources to market and sell our products to the level of our expectations, especially as significant customer education and long lead times are typically required to market and sell our products successfully. If our distributors or independent sales representative firms fail to market, promote and sell our products adequately, our business, financial condition and results of operations would be adversely affected. We might not be able to engage additional distributors on a timely basis, enter into other third-party marketing arrangements or retain or replace our existing distributors, when required. If we are unable to engage, replace or retain distributors, our ability to market and sell our products internationally could be adversely affected. In addition, if any of our distributor or independent sales representative firm arrangements are terminated or discontinued, we will likely be faced with increased costs as we attempt to replace these arrangements, and the terminated distributors or firms might begin to sell a competitor’s product. Even if we are able to engage new distributors or retain existing ones, they might incur conflicting obligations to sell other companies’ products or they might distribute other products that provide greater revenues to them than are provided by our products.
          Tyco Healthcare, part of Tyco International Ltd., our international distributor in Europe, the Middle East, Africa and Canada for our INVOS System, accounted for 15 percent and 11 percent of our net revenues for fiscal 2006 and for fiscal 2005, respectively. Edwards Lifesciences Ltd., formerly Baxter Limited, our international distributor in Japan for our INVOS System, was our largest customer for fiscal 2004, although it accounted for less than 10 percent of our net revenues for fiscal 2004. The loss of either of these distributors could have an adverse effect on our business, financial condition and results of operations.
We currently depend on single-source suppliers for key components of the INVOS System, and the loss of any of these suppliers could harm our ability to manufacture and sell our products, increase the cost of our components or delay our clinical trials.
          We are dependent on various suppliers for manufacturing the components for our INVOS System. Although we believe that most components are generally available from several potential suppliers, we depend on one supplier for one of our components. We are not aware of any validated alternative supplier for this component, although we are currently in the process of validating in accordance with FDA requirements a second source of supply. Moreover, we typically use one supplier for custom-designed components, including the unit enclosure, the printed circuit boards, other mechanical components and the SomaSensor. SomaSensors represented approximately 75 percent of our net revenues in fiscal 2006. Engaging additional or replacing existing suppliers of custom-designed components is costly and time consuming. We estimate that it would require approximately four to five months to change SomaSensor suppliers. We do not intend to maintain significant inventories of components, other than an approximate six-month supply of the one component for which we currently have no alternative supplier. If we fail to obtain custom-designed components from our sole suppliers, if we lose any of our present suppliers and cannot replace them on a timely basis when necessary, if there is an interruption of production at one or more of our suppliers, or if any supplier is otherwise unable or unwilling to meet our requirements at current prices or at all, our ability to manufacture and sell our products would be impaired or we might have to pay higher prices for our components or our clinical trials could be delayed. In addition, because we do not have long-term agreements with our suppliers, we might be subject to unexpected price increases which might adversely affect our profit margins.
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
          We believe that the markets for cerebral and somatic oximetry products may become highly competitive. In the United States, we believe there is currently only one other company with FDA clearance to sell a cerebral oximeter. In December 2005, one U.S. competitor announced that it received 510(k) clearance to market a cerebral oximeter, and they have shown their product at an industry trade show for the first time in late 2006. Outside the United States, several Japanese manufacturers offer competitive products for sale in that country and primarily for research in other parts of the world, but, to our knowledge, as of yet, none has pursued FDA clearance to market its product in the United States. We are aware that several companies and individuals are engaged in the research and development of non-invasive cerebral oximeters, and we believe that there are several other potential entrants into the market. Other companies have FDA clearance to market somatic oximeters in the United States. Competition might cause our sales cycle to lengthen to the extent that customers take longer to make purchasing decisions. Competition might also reduce our gross margins and market share and prevent us from achieving further market penetration. Competitors might be more successful than we are in obtaining FDA clearance with broader claims in their labeling or more successful than we are in manufacturing and marketing their products and may be able to take advantage of the significant time and effort we have invested to gain medical acceptance of cerebral oximetry.
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
          We have invested substantial resources to develop the INVOS System. We expect to continue to invest resources to develop a smaller SomaSensor for use with newborns and other advances to the design and performance features of the INVOS System, including the disposable SomaSensor. New products require extensive testing and regulatory clearance before they can be marketed, and substantial customer education concerning the product’s use, advantages and effectiveness. We might not be able to develop commercially viable products. We might not be able to manage effectively our future growth, and if we fail to do so, our business, financial condition and results of operations would be adversely affected.
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
          Medical devices may be marketed only for the indications for which they are approved or cleared. The FDA may fail to approve or clear indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products, or new intended uses or modifications to existing products. Our clearances can be revoked if safety or effectiveness problems develop.
The FDA might require us to obtain a new clearance to label or promote the INVOS System for specific patient subgroups, such as diabetics; if we fail to obtain such clearances, our sales and revenues may be adversely affected.
          Our INVOS System 510(k) clearance states that the prospective clinical value of the INVOS System has not been demonstrated in patients with specific disease states. If we wish to label or promote more actively the INVOS System for specific types of patients, such as diabetics, the FDA may require us to obtain a new 510(k) clearance and would likely carefully scrutinize the data support for any such claim. We cannot assure you that the FDA would grant additional 510(k) clearances in a timely fashion, or at all, or that the FDA would not require us to undertake the more burdensome premarket approval process as a prerequisite for marketing the INVOS System with this type of specific claim. Any of the above could delay our ability to market and sell new products or to promote the INVOS System for specific patient subgroups such as diabetics and would thereby have an adverse effect on our business, financial condition and results of operations.

After clearance or approval of our products, we are subject to continuing regulation by the FDA, and if we fail to comply with FDA regulations, our business could suffer.
          Even after clearance or approval of a product, we are subject to continuing regulation by the FDA, including the requirements that our facility be registered and our devices listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health, and maintain records of other corrections or removals. The FDA closely regulates promotion and advertising, and our promotional and advertising activities could come under scrutiny. If the FDA objects to our promotional and advertising activities or finds that we failed to submit reports under the Medical Device Reporting regulations, for example, the FDA may allege our activities resulted in violations of law.
          The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:
•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	limitations on exports;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or new intended uses;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.
If any of these events were to occur, they could harm our business.
We have modified some of our products without FDA clearance. The FDA could retroactively determine that the modifications were improper and require us to stop marketing and recall the modified products.
          Any modifications to one of our FDA-cleared devices that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or a premarket approval. We may be required to submit extensive pre-clinical and clinical data depending on the nature of the changes. We may not be able to obtain additional 510(k) clearances or premarket approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and operating results. We have made modifications to our devices in the past, such as changes to the SomaSensor, and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. We believe that these changes do not require the submission of a new 510(k) notice. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, to redesign our products or submit new data or information to the FDA. This could harm our operating results.
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
          We have recognized deferred tax assets relating to the expected future benefits of our net operating loss carryforwards. Our assessment of our deferred tax assets, and the reversal of part of our valuation allowance relating to those assets in fiscal 2006, 2005, and 2004, included assuming that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2007 and making allowance for the uncertainties surrounding, among things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax assets by changing one or more of the variables in our assessment. In addition, changes in our actual or estimated future taxable income could change the value of our deferred tax asset, potentially resulting in a decrease in net income, which could adversely affect the price of our common shares.
New stock option accounting rules will increase our reported expenses, which could adversely affect the price of our common shares.
          Effective December 1, 2005, we became subject to new stock option accounting rules that require that compensation costs related to share-based payment transactions, including stock options, stock appreciation rights and restricted stock, be recognized in our financial statements. Previously, we accounted for stock-based compensation of employees using the intrinsic value method, which resulted in no compensation expense charged against income for stock option grants to employees for fiscal 2005 and 2004. In addition, in November 2005, we accelerated the vesting of all unvested stock options to eliminate compensation expense that we would otherwise have recognized in our results of operations after the adoption of the new stock option accounting rules when those options would have otherwise vested. During fiscal 2006, we recorded approximately $304,000 in stock compensation expense in our financial statements in accordance with the new stock option accounting rules. Options and restricted stock granted in fiscal 2006 and future grants of options and restricted stock will also require us to recognize compensation expense in our income statement, increasing our reported expenses for the same activities, which could adversely affect the price of our common shares.

The lengthy sales cycle for the INVOS System could cause variability in our operating results.
          The decision-making process for our INVOS System customers is often complex and time-consuming. We believe the period between initial discussions with a potential customer and a sale of even one unit is approximately six to nine months. The process can be delayed as a result of hospital capital budgeting procedures. These delays could have an adverse effect on our business, financial condition and results of operations and cause variability in our operating results from quarter to quarter, which could cause fluctuations in the trading price of our common shares.
Sales employee turnover could have an adverse effect on our business and cause variability in our operating results.
          As we expand the number of our sales employees and alter our sales territories, we increase the chance of sales employee turnover. We have incurred and expect to continue to incur significant costs to hire and train new qualified sales employees. In addition, the process of replacing sales employees can lengthen our sales cycle. These delays could have an adverse effect on our business, financial condition and results of operations and could cause variability in our operating results from quarter to quarter, which could adversely affect the price of our common shares.
If we are unable to obtain or maintain intellectual property rights relating to our technology and products, the commercial value of our technology and products will likely be adversely affected and our competitive position could be harmed.
          Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own or license a variety of patents and patent applications in the United States and corresponding patents and patent applications in certain foreign jurisdictions. Pending and future patent applications owned or licensed by us may not issue as patents or, if issued, may not issue in a form that will be commercially advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of remaining patent protection we may have for our products. In addition, already issued patents owned or licensed by us may not be valid or enforceable. Further, even if valid and enforceable, these already issued patents may not be sufficiently broad to prevent others from marketing competitive products, despite our patent rights. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
          For example, one of our significant patents is the subject of a reissue proceeding in the U.S. Patent and Trademark Office. Our reissue application was filed for the sole purpose of seeking to broaden certain claims. We cannot predict the outcome of this proceeding, which may result in some or all of the claims being maintained, broadened, narrowed or rejected. Another of our patents may be expired for ultimately claiming priority to a patent that was filed more than 20 years ago. We believe that this patent does not have a claim of priority that extends back for more than 20 years, and that the patent is still extant and will expire on March 29, 2009. However, there is a risk that a court might find that the earliest effective filing date for this patent is more than 20 years ago, and rule that this patent is expired and unenforceable.
          The validity of our patents depends, in part, on whether prior art references disclosed or rendered obvious our inventions as of the filing date of our patent applications. It is possible that all relevant prior art may not have been identified, such as U.S. and foreign patents or published applications or published scientific literature, that could adversely affect the validity of our issued patents or the patentability of our pending patent applications. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the United States are also not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries.

          We may initiate litigation to enforce our patent rights, which may prompt our adversaries in such litigation to challenge the validity, scope or enforceability of our patents. If a court decides that one or more of our patents are not valid, not enforceable or of a limited scope, our rights to stop others from using our inventions may be compromised.
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
          We also cannot be certain that we were the first to invent the cerebral oximeter technologies upon which our patents are based or that we were the first to file patent applications based upon those technologies, in those foreign jurisdictions where patent rights are granted to the first to file as opposed to the first to invent. In the event that a third party has also filed a U.S. patent application covering our cerebral oximeter devices, the sensors used with these devices, or a similar invention, we may have to participate in an adversarial proceeding known as an interference, which is declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States. It is possible that we may be unsuccessful in the interference, resulting in a loss of some or all of our U.S. patent claims. We may also face similar proceedings outside the United States, including oppositions, to determine priority of invention or patentability. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel will be diverted in pursuit of these proceedings. Moreover, the laws or enforcement procedures of some foreign jurisdictions may not protect intellectual property rights to the same extent as in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or if we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, we may incur substantial costs and our business prospects could be substantially harmed.
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
          There are numerous U.S. and foreign issued patents and pending patent applications owned by third parties with patent claims in the field of tissue or organic matter oximetry, including cerebral oximetry and areas that are the focus of our product development efforts. We are aware of patents owned by third parties, to which we do not have licenses, that relate to, among other things, optical spectroscopy and the interaction of light with tissue and optical spectroscopy in the area of brain metabolism. For example, possible competitors own patents that are directed to the non-invasive determination of blood oxygen saturation levels with a near infra-red spectrophotometric sensor and to an apparatus for measuring oxygen saturation in blood using two different wavelengths of light. There may be other patents in addition to those of which we are aware that relate to aspects of our technology and that may materially and adversely affect our business. Moreover, because patent applications can take many years to issue as patents, there may be currently pending but unpublished patent applications, unknown to us, which may later result in issued patents that pose a material risk to us.
          We may pose a threat to companies that own or control patents relating to cerebral oximetry systems or their components, or to the manufacture and use of such systems, and one or more third parties may file a lawsuit asserting a patent infringement claim against the manufacture, use or sale of the INVOS System based on one or more of these patents. We are not aware of any infringement of the claims of any issued patents by our products, and no charge of patent infringement has been asserted against us. However, potential competitors would have more incentive to assert infringement claims or challenge our patents if a more significant market for the INVOS System develops.
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
          In the event that we are found to infringe any valid claim in a patent held by a third party, we may, among other things, be required to:
•	pay damages, including up to treble damages and the other party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, importation, use and sale of products that infringe the patent rights of others, including our INVOS System, through a court-imposed sanction called an injunction;

•	expend significant resources to redesign our technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible;

•	discontinue manufacturing or other processes incorporating infringing technology; and/or

•	obtain licenses to the infringed intellectual property, which may not be available to us on acceptable terms, or which may not be available at all.
          Any development or acquisition of non-infringing products or technology or licenses could require the expenditure of substantial time and other resources and could have a materially adverse effect on our business and financial results. If we are required to, but cannot, obtain a license to valid patent rights held by a third party, we would likely be prevented from commercializing the relevant product, or from further manufacture, sale or use of the relevant product. If we need to redesign products or need to develop new methods to avoid third-party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to the redesigned product and, ultimately, in obtaining approval.
          While our products are in clinical trials, and prior to commercialization, we believe our activities in the United States related to the submission of data to the FDA fall within the scope of the exemptions that cover activities related to developing information for submission to the FDA and fall under general investigational use or similar laws in other countries. However, the U.S. exemptions would not cover the manufacturing, sale or use of products which are no longer in clinical trials, or other activities in the United States that support overseas clinical trials if those activities are not also reasonably related to developing information for submission to the FDA. In any event, the fact that no third party has asserted a patent infringement claim against us to date should not be taken as an indication, or as a level of comfort, that a patent infringement claim will not be asserted against us prior to or upon commercialization.
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
          Our future performance depends in significant part on the continued service of our senior management, including Bruce J. Barrett, our President and Chief Executive Officer, and various scientific, technical and manufacturing personnel. Our loss of any of these key personnel could have an adverse effect on us. We do not maintain key-man life insurance on any of our key personnel, and our employment agreement with Mr. Barrett currently expires April 30, 2009. In addition, competition for qualified employees is intense, and if we are unable to attract, retain and motivate additional, highly-skilled employees required for the expansion of our operations, our business, financial condition and results of operations could be adversely affected. We cannot assure you that we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.
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
          We entered into a license agreement with respect to the CorRestore System in 2002. Although we believe we have complied with our obligations under the license agreement, our limited success in marketing the CorRestore System could result in claims against us. As part of the compensation for the acquisition of our CorRestore licenses, we issued five-year warrants to purchase an aggregate of 2,100,000 common shares at $3.00 per share, exercisable based on our cumulative net sales of the CorRestore System products. These warrants expired unexercised in November 2006 because cumulative net sales of the CorRestore System products did not meet the requirements for exercise of these warrants. The expiration of these warrants could cause the holders of these warrants to make claims against us under the license agreement. If we are required to pay any significant amounts to defend or as a result of any such claims, our results of operations would be adversely affected.
We have broad discretion to determine how to allocate our cash, cash equivalents, marketable securities and investments and may not use them effectively.
          As of November 30, 2006, we have approximately $71,571,000 of cash, cash equivalents, marketable securities and long-term investments on hand, which provides us with flexibility in implementing our business plans and responding to future business conditions and opportunities. We have broad discretion to determine how to allocate our cash, cash equivalents, marketable securities and investments.. If we fail to apply these funds effectively, the failure could result in financial losses that could have a material adverse effect on our business and cause the price of our common shares to decline. We intend to keep sufficient cash, cash equivalents, marketable securities and investments in cash and bank accounts to avoid becoming an inadvertent investment company subject to regulation under the Investment Company Act of 1940. The remaining cash, cash equivalents, marketable securities and investments are expected to be invested in short-term, U.S. government or other investment grade, interest-bearing investments. These restrictions on our investments might limit the income otherwise available from investing these funds, lowering our income and potentially decreasing our earnings and the price of our common shares.
Risks Relating to Our Common Shares
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
          Future sales of substantial amounts of common shares in the public market or the perception that such sales could occur could adversely affect the market price of the common shares. Any substantial sale of common shares or even the possibility of such sales occurring may have an adverse effect on the market price of the common shares. We have outstanding options and warrants to purchase an aggregate of 2,070,490 common shares. We have also reserved up to an additional 193,284 common shares for issuance upon exercises of options or awards of restricted stock or restricted stock units which have not yet been granted or awarded under our stock incentive plans. We have effective registration statements for the shares underlying these options and stock awards. Therefore, except for volume limitations imposed by Securities and Exchange Commission Rule 144, these shares are freely tradable. The market price of our common shares could fall if the holders of these shares sell them or are perceived by the market as intending to sell them.
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
          These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this report in greater detail in this Item 1A above under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we have filed as exhibits and incorporated by reference into this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify all of our forward-looking statements by these cautionary statements.
          All forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          Our headquarters, manufacturing facility and warehouse space are located in a single building in Troy, Michigan. We lease approximately 23,000 square feet, including approximately 12,000 square feet is office space for sales and marketing, engineering, accounting and other administrative activities. Our lease expires on December 31, 2009. The minimum monthly lease payment will be approximately $11,900 for fiscal 2007, $12,200 for fiscal 2008 and $12,400 for fiscal 2009, excluding other occupancy costs. We believe that this facility is suitable and adequate for our needs now and for the foreseeable future and will allow for substantial expansion of our business and number of employees, except that we are exploring opportunities for additional office space because of the growth of our business.
ITEM 3. LEGAL PROCEEDINGS
          We are not a party to any pending legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2006.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
          Our current executive officers and the positions held by them are as follows:

	Executive
Name	Officer Since	Age	Position
Bruce J. Barrett	6/94	47	President and Chief Executive Officer
William M. Iacona	12/00	36	Vice President and Chief Financial Officer, Controller, and Treasurer
Dominic J. Spadafore	8/02	47	Vice President, Sales and Marketing
Mary Ann Victor	1/98	49	Vice President and Chief Administrative Officer and Secretary
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our common shares trade on The Nasdaq Global Market (until February 7, 2006 on The Nasdaq Capital Market) under the trading symbol “SMTS.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common shares as reported by Nasdaq.

	High	Low
Fiscal Year Ended November 30, 2005
First Quarter	$16.00	$13.00
Second Quarter	18.85	12.50
Third Quarter	25.74	17.66
Fourth Quarter	36.95	21.51

Fiscal Year Ended November 30, 2006
First Quarter	$36.64	$21.53
Second Quarter	27.02	15.28
Third Quarter	19.97	14.51
Fourth Quarter	24.75	16.55
          As of February 5, 2007, we had 509 shareholders of record of our common shares.
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
Performance Graph
          The following line graph compares for the fiscal years ended November 30, 2002, 2003, 2004, 2005 and 2006 (1) the yearly percentage change in our cumulative total shareholder return (i.e., the change in share price divided by the initial share price, expressed as the resulting value of a $100 investment; we have not paid cash dividends) on our common shares, with (2) the cumulative total return of The Russell 2000 Index and with (3) the cumulative total return on the Nasdaq Medical Devices Index.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG SOMANETICS CORPORATION,
THE RUSSELL 2000 INDEX, AND
NASDAQ MEDICAL DEVICES INDEX**

	2001	2002	2003	2004	2005	2006
Somanetics Corporation	100.00	52.47	203.12	360.52	802.86	503.90
The Russell 2000 Index	100.00	89.40	121.85	142.88	154.51	181.45
Nasdaq Medical Devices Index	100.00	88.04	127.30	147.14	166.60	163.08
Assumes $100 invested on November 30, 2001 in Somanetics Corporation common shares, The Russell 2000 Index and the Nasdaq Medical Devices Index.

*	Total return assumes reinvestment of dividends.

**	Fiscal Year ending November 30.

ITEM 6. SELECTED FINANCIAL DATA
          You should read the following selected financial data together with our financial statements and related notes included in Item 8 of this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. We have derived the statement of operations data for the years ended November 30, 2006, 2005 and 2004 and the balance sheet data as of November 30, 2006 and 2005 from our audited financial statements, which are included in Item 8 of this report. We have derived the statement of operations data for the years ended November 30, 2003 and 2002 and the balance sheet data as of November 30, 2004, 2003 and 2002 from our audited financial statements, which are not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended November 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$28,701	$20,509	$12,609	$9,361	$6,706
Cost of sales	3,566	2,601	2,050	2,140	2,049

Gross margin	25,135	17,908	10,558	7,221	4,657

Operating expenses:
Research, development and engineering (1)	1,582	526	369	413	571
Selling, general and administrative (2)	16,485	13,241	8,237	6,759	5,344

Total operating expenses	18,067	13,767	8,606	7,172	5,915

Operating income (loss)	7,068	4,141	1,952	49	(1,258)

Other income:
Interest income	2,582	310	55	23	52
Interest expense and other	—	—	—	—	(1)

Total other income	2,582	310	55	23	51

Income (loss) before income taxes	$9,650	$4,451	$2,007	72	(1,207)
Income tax benefit (3)	750	3,300	6,700	—	—

Net income (loss)	$10,400	$7,751	$8,707	$72	$(1,207)

Net income (loss) per common share — basic	$0.83	$0.75	$0.89	$0.01	$(0.13)

Net income (loss) per common share — diluted	$0.75	$0.66	$0.77	$0.01	$(0.13)

Weighted average number of common shares outstanding — basic	12,463	10,322	9,780	9,114	8,951

Weighted average number of common shares outstanding — diluted	13,824	11,798	11,323	9,467	8,951

	As of November 30,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, securities and investments	$71,571	$13,148	$7,070	$2,239	$2,382
Working capital	57,968	18,044	9,311	4,480	4,047
Total assets	92,423	29,719	18,785	7,156	6,164
Total liabilities	2,205	1,878	1,232	991	664
Accumulated deficit	(26,731)	(37,131)	(44,882)	(53,589)	(53,661)
Total shareholders’ equity	90,218	27,841	17,553	6,165	5,501

(1)	Includes a $1,000,000 expense in fiscal 2006 in connection with our Contract Development and Exclusive Licensing Agreement we entered into with NeuroPhysics Corporation.

(2)	Includes an impairment expense of $929,093 in fiscal 2005 in connection with the write-off of our intangible asset associated with the acquisition of the license for the CorRestore System.

(3)	Represents income recognized in fiscal 2006, 2005 and 2004 as a result of a reversal of a portion of our income tax valuation allowance.

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
     Overview
          We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that continuously measures changes in the blood oxygen levels in the brain. We began commercializing our model 5100 INVOS System internationally in the third quarter of fiscal 1999 and in the United States in the fourth quarter of fiscal 2000. Unlike earlier models, the model 5100 has the added capability of being able to monitor pediatric patients. From product launch until the first quarter of fiscal 2005, we focused our marketing efforts primarily on adult and pediatric cardiac surgeries and carotid artery surgeries. During the second quarter of fiscal 2004, results of both the first prospective, randomized clinical trial and a larger retrospective review evaluating the INVOS System were presented, which we believe have contributed to the INVOS System gaining further market penetration.
          In the first quarter of fiscal 2005, we initiated selling and marketing efforts for the INVOS System in the pediatric intensive care unit, or ICU. We plan to launch the product into the neonatal ICU in early 2007, after completing development of a smaller SomaSensor. We are currently sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. If results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major general surgeries, consistent with FDA requirements. We expect to begin this marketing in 2009.
          In November 2005, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in somatic tissue blood oxygen saturation in regions of the body other than the brain in patients with or at risk for restricted blood flow. Our next generation INVOS System monitor, which we launched in the second quarter of 2006, can display information from four SomaSensors, which allows for the simultaneous monitoring of changes in blood oxygen saturation in the brain and, in patients with or at risk for restricted blood flow, in somatic tissue.
          We also develop and market the CorRestore System for use in cardiac repair and reconstruction. In June 2000, we entered into a license agreement for the CorRestore System. In November 2001, we received clearance from the FDA to market the CorRestore Patch in the United States, and in April 2003 we met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to market the product in the European Economic Community. However, in September 2004, the European Economic Community changed its regulations, limiting approval authority for animal tissue implant products sold in Europe to some independent registration agencies that do not include our registrar. Sales of CorRestore Systems represented one percent of our fiscal 2006 net revenues. We expect that as sales of our INVOS System increase, the CorRestore System will become an even less significant component of our business.
     Net Revenues and Cost of Sales
          We derive our revenues from sales of INVOS Systems and CorRestore Systems to hospitals in the United States through our direct sales team and independent sales representative firms. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Tyco Healthcare in Europe, Canada, the Middle East and Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable SomaSensors. Revenues from outside the United States contributed 19 percent to our fiscal 2006 net revenues. As a percentage of net revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.
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
          We have increased the size of our direct sales team from 26 persons at the end of fiscal 2005 to 44 persons at the end of fiscal 2006. We expect to increase the size of our U.S. direct sales team in fiscal 2007 and are evaluating placing direct salespersons and clinical specialists in Europe to support Tyco Healthcare. We also expect our clinical research expenses to increase in fiscal 2007 as a result of sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. As a result, we expect selling, general and administrative expenses to increase in fiscal 2007.
          Research, development and engineering expenses consist of:
•	salaries, wages and related expenses of our research and development personnel and consultants;

•	costs of various development projects; and

•	costs of preparing and processing applications for FDA clearance of new products.
          For the fiscal year ended November 30, 2006, we recorded a research and development expense of $1,000,000 in connection with our contract development and exclusive licensing agreement with NeuroPhysics Corporation.
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
          For the fiscal year ended November 30, 2006, we further adjusted our deferred tax asset valuation allowance resulting in the recognition of additional deferred tax assets due to expected future tax benefits related to our net operating loss carryforwards. Recognition of this additional deferred tax asset resulted in a non-cash tax benefit on our statement of operations for fiscal 2006 of $750,000.
Results of Operations
     Fiscal Year Ended November 30, 2006 Compared to Fiscal Year Ended November 30, 2005
          Net Revenues. Our net revenues increased $8,191,348, or 40 percent, from $20,509,252 in the fiscal year ended November 30, 2005 to $28,700,600 in the fiscal year ended November 30, 2006. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $6,070,504, or 35 percent, from $17,205,560 in fiscal 2005 to $23,276,064 in fiscal 2006. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $5,219,040, or 38 percent, primarily as a result of a 31 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $952,289, or 34 percent, primarily as a result of increased purchases by pediatric hospitals after the launch of our products into the pediatric ICU in the first quarter of fiscal 2005; and

•	an increase in international sales of $2,120,844, or 64 percent, from $3,303,692 in fiscal 2005 to $5,424,536 in fiscal 2006. The increase in international sales was primarily due to increased purchases of the INVOS System monitor and disposable SomaSensor by Tyco Healthcare in Europe. In fiscal 2006, international sales represented 19 percent of our net revenues, compared to 16 percent of our net revenues in fiscal 2005. Purchases by Tyco Healthcare accounted for 15 percent of net revenues in fiscal 2006, compared to 11 percent in fiscal 2005.
          In the United States, we sold 199,907 SomaSensors in fiscal 2006, and internationally, we sold 89,080 SomaSensors in fiscal 2006. We placed 397 INVOS System monitors in the United States and 400 internationally in fiscal 2006, and our installed base of INVOS System monitors in the United States was 1,497, in 584 hospitals, as of November 30, 2006.
          Sales of our products as a percentage of net revenues were as follows:

	Fiscal Year Ended November 30,
Product	2006	2005

SomaSensors	75%	75%
INVOS System Monitors	24%	23%

Total INVOS System	99%	98%
CorRestore Systems	1%	2%

Total	100%	100%

          Gross Margin. Gross margin as a percentage of net revenues was 88 percent for the fiscal year ended November 30, 2006 and 87 percent for the fiscal year ended November 30, 2005. The increase in gross margin as a percentage of net revenues is primarily attributable to a five percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitors to pediatric hospitals in the United States. The increase in our average selling prices in the United States is attributable to increased sales of our pediatric SomaSensor, which sells for a higher price than the adult SomaSensor, and to the addition of new customers at our higher suggested retail prices. The increase in gross margin as a percentage of net revenues was partially offset by increased purchases of our next generation INVOS System monitor and disposable sensor by Tyco Healthcare, due to the lower margin we receive on sales to our distributors.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $1,056,842, or 201 percent, from $525,679 in fiscal 2005 to $1,582,521 in fiscal 2006. The increase is primarily attributable to a $1,000,000 initial fee under our Contract Development and Exclusive Licensing Agreement entered into with NeuroPhysics Corporation in the fourth quarter of fiscal 2006. We expect our research, development and engineering expenses to increase in fiscal 2007 from the level in fiscal 2006, excluding the $1,000,000 expense under our Contract Development and Exclusive Licensing Agreement. We expect this increase primarily as a result of development costs associated with our smaller SomaSensor, development costs associated with advances to the design and performance features of the INVOS System, including the disposable SomaSensor, and the hiring of additional research and development personnel.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3,243,514, or 24 percent, from $13,241,053 for the fiscal year ended November 30, 2005 to $16,484,567 for the fiscal year ended November 30, 2006, primarily due to:
•	a $1,734,244 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 42 employees for the fiscal year ended November 30, 2005 to an average of 64 employees for the fiscal year ended November 30, 2006) and an increase in salaries of existing employees;

•	an $897,099 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, primarily sales training and trade shows;

•	an $527,765 increase in employee sales commissions as a result of increased sales and hiring additional sales employees in fiscal 2006;

•	a $403,352 increase in professional service fees, primarily due to increased legal and consulting fees;

•	a $293,026 increase in stock compensation expense due to stock compensation issued to directors, officers, employees and a consultant in fiscal 2006;

•	a $196,586 increase in office and facilities expenses primarily as a result of increased employees and increased insurance costs; and

•	a $101,405 increase in depreciation expense due to increased capitalized tooling for our next generation INVOS System.
During fiscal 2005 we incurred an impairment expense of $929,093 as a result of the write-down of our intangible asset associated with the acquisition of the license for the CorRestore System.
          We expect our selling, general and administrative expenses to increase in fiscal 2007, primarily as a result of our hiring additional direct sales personnel in fiscal 2006 and 2007, increased employee sales commissions payable as a result of increased sales, increased clinical research expense, increased stock compensation expenses, and increased sales and marketing expenses.
          Other Income. During fiscal 2006, interest income increased to $2,582,033, from $310,055 in fiscal 2005, primarily due to our increased cash, cash equivalents, marketable securities and long-term investment balances as a result of the proceeds from our public offering of common shares that closed in the second quarter of fiscal 2006, and increased interest rates.
          Income Tax Benefit. As of November 30, 2006, we further adjusted our deferred tax asset valuation allowance resulting in the recognition of additional deferred tax assets as a result of expected future tax benefits related to our net operating loss carryforwards. Recognition of this additional deferred tax asset resulted in a non-cash tax benefit on our statement of operations for fiscal 2006 of $750,000, and increased our net income for fiscal 2006 to $10,399,957, or $0.75 per diluted common share. For fiscal 2006, the reversal of our valuation allowance was net of recorded taxes. The net income tax benefit of $750,000 consisted of income tax expense recorded at an estimated effective tax rate of 34 percent in the amount of $2,604,663 for the first three quarters of fiscal 2006, and a net deferred tax benefit of $3,354,663 recorded in the fourth quarter of fiscal 2006.
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
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $156,573, or 42 percent, from $369,106 in fiscal 2004 to $525,679 in fiscal 2005. The increase is primarily attributable to development costs associated with our next generation INVOS System monitor, which was launched in the second quarter of 2006.
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
          Income Tax Benefit. As of November 30, 2005, we further adjusted our deferred tax asset valuation allowance resulting in the recognition of additional deferred tax assets as a result of expected future tax benefits related to our net operating loss carryforwards. Recognition of this additional deferred tax asset resulted in a non-cash tax benefit on our statement of operations for fiscal 2005 of $3,300,000, and increased our net income for fiscal 2005 to $7,751,087, or $0.66 per diluted common share. For fiscal 2005, the reversal of our valuation allowance was net of recorded taxes. The net income tax benefit of $3,300,000 consisted of income tax expense recorded at an estimated effective tax rate of 34 percent in the amount of $1,261,223 for the first three quarters of fiscal 2005, and a deferred tax benefit of $4,561,223 recorded in the fourth quarter of fiscal 2005.
     Effects of Inflation
          We do not believe that inflation has had a significant impact on our financial position or results of operations in the past three years.
Liquidity and Capital Resources
     General
          Our principal sources of operating funds have been the proceeds of equity investments from sales of our common shares and cash provided by operating activities. See Statements of Shareholders’ Equity of our financial statements included elsewhere in this report.

          As of November 30, 2006, we did not have any outstanding or available debt financing arrangements, we had working capital of $58.0 million and our primary sources of liquidity were $28.7 million of cash and cash equivalents, $20.9 million of marketable securities and $21.9 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.
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
          We entered into a Contract Development and Exclusive Licensing Agreement with NeuroPhysics Corporation as of September 18, 2006. The agreement provides us with feasibility research, contract development and consulting services and certain ownership and licensing rights, subject to the rights of the United States Federal government, to intellectual property and technical knowledge associated with several novel near-infrared spectroscopy, or “NIRS”, and imaging technologies and products under development at NeuroPhysics. We paid an initial license fee of $1,000,000 and have agreed to pay monthly license fees of up to $30,000 a month (depending on which projects are continuing under development at NeuroPhysics at the time) for products continuing under development at NeuroPhysics beginning April 1, 2008 and a royalty on future sales of the new products.
          We believe that cash, cash equivalents, marketable securities and long-term investments on hand at November 30, 2006 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.
     Cash Flows From Operating Activities
          Net cash provided by operations during fiscal 2006, 2005 and 2004 was $7,304,835, $3,687,653 and $2,233,331, respectively. In fiscal 2006, cash was provided primarily by:
•	$10,000,600 of net income before income taxes and non-cash depreciation, amortization, stock compensation expense, accrued interest income, and accrued income tax expense;

•	a $332,931 increase in accounts payable, primarily as a result of increased inventory and operating expenses, partially offset by more timely payments made to vendors; and

•	a $128,481 decrease in prepaid expenses, primarily because we capitalized to machinery and equipment tooling that was completed in fiscal 2006 for our next generation INVOS System monitor, partially offset by increased prepaid insurance premiums as of November 30, 2006;
Cash provided by operations in fiscal 2006 was partially offset by:
•	a $1,943,049 increase in inventories, primarily due to the acquisition of components associated with our SomaSensors and our INVOS System monitor due to anticipated sales; inventories on our balance sheet increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below;

•	a $1,208,303 increase in accounts receivable, primarily as a result of higher fourth quarter sales in fiscal 2006 than in the fourth quarter of fiscal 2005 and less timely collections;

•	a $5,825 decrease in accrued liabilities, primarily as a result of the payment of year-end 2005 accrued incentive compensation and accrued sales commissions and lower amounts accrued for fiscal 2006, partially offset by increased accrued income taxes payable and accrued clinical research fees.
          We expect our working capital requirements to increase as sales increase.

          The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $828,692 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during fiscal 2006, compared to $484,121 in fiscal 2005. As of November 30, 2006, we have capitalized $2,650,939 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,529,946. We depreciate these assets over five years.
     Cash Flows From Investing Activities
          Net cash used in investing activities in fiscal 2006, 2005 and 2004 was $43,390,890, $134,637 and $84,003, respectively. In fiscal 2006, these expenditures were primarily for investments in marketable securities and long-term investments with the proceeds from our public offering, described above, and also $554,993 in capital expenditures, primarily tooling for the next generation INVOS System monitor.
     Cash Flows From Financing Activities
          Net cash provided by financing activities in fiscal 2006, 2005 and 2004 was $51,672,687, $2,525,679 and $2,681,022, respectively. On March 6, 2006, we completed a public offering of 2,300,000 of our newly-issued common shares at a public offering price of $24.00 per share. The net proceeds, after deducting the underwriting discount and the expense of the offering, were $51,232,774. In addition, during fiscal 2006, we issued 79,742 common shares as a result of stock option exercises, for proceeds of $439,913. During fiscal 2005, we issued 561,839 common shares as a result of stock option exercises by employees, directors and former employees, for proceeds of $2,525,679. During fiscal 2004, we issued 321,276 common shares as a result of stock option exercises by employees, directors, and former employees, for proceeds of $1,541,022, and in April 2004, CorRestore LLC exercised its warrant to purchase 380,000 of our newly-issued common shares, at $3.00 per share, for proceeds of $1,140,000.
Contractual Obligations
          The following information is provided as of November 30, 2006 with respect to our known contractual obligations specified in the following table, aggregated by type of contractual obligation:

Payments due by period
		Less			More
		than 1	1—3	3—5	than 5
Contractual Obligations	Total	year	years	years	years

Long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	$449,800	$142,900	$294,500	$12,400	—
Purchase obligations	2,951,100	2,951,100	—	—	—
Other long-term liabilities	—	—	—	—	—
Purchase obligations consist primarily of purchase orders executed for inventory components.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements or financing activities.
New Accounting Pronouncements
          In July 2006, the FASB adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and requires an assessment of the probability of the validity of tax positions taken or expected to be taken in income tax returns for recognition in financial statements.

Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for our fiscal year beginning December 1, 2007. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact, if any, the adoption of FIN 48 will have on our financial statements.
          In September 2006, the Securities and Exchange Commission released SAB No. 108 regarding the effects of prior year misstatements on assessing the materiality of current year misstatements. SAB 108 provides that if an error has occurred and was immaterial in a number of previous years, the cumulative effect should be considered in assessing the materiality of the error in the current year. If the cumulative effect of the error is material, then the current year financial statements should be restated. In the case of prior year statements, previously filed reports do not need to be amended if the error was considered immaterial to the prior year’s financial statements. However the statements should be amended the next time they are filed. This guidance is applicable for our fiscal year ending November 30, 2007. Additional disclosure would be required regarding any cumulative adjustments made in the current year financial statements. We do not believe the adoption of this SAB will have a material impact on our financial statements.
Critical Accounting Policies
          We believe our most significant accounting policies relate to our accounting treatment of stock compensation of employees, our accounting treatment for income taxes, and our revenue recognition associated with our no capital cost sales program.
     Stock Compensation
          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share Based Payment. This Statement requires that compensation costs related to share-based payment transactions, including stock options, stock appreciation rights and restricted stock be recognized in the financial statements. This Statement was effective for our fiscal quarter beginning December 1, 2005. We adopted this Statement for fiscal 2006 using a modified prospective application and, accordingly, prior period amounts have not been restated.
          We previously accounted for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense was charged against income for fiscal 2005 and 2004 for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. Stock-based compensation of consultants and advisors was determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model. The resulting amount was recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. As a result, we recorded $11,221 of compensation expense, and an equal increase in additional paid in capital, for stock options vesting in favor of non-employees in fiscal 2005.
          In November 2005, we approved the acceleration of vesting of all unvested stock options as of November 30, 2005. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of SFAS 123R, which was effective for our fiscal quarter beginning December 1, 2005. After the effects of the accelerated vesting, the initial adoption of SFAS 123R was immaterial with respect to options granted before December 1, 2005. The issuance of additional stock compensation under the 2005 Stock Incentive Plan in fiscal 2006 had an impact on our financial statements.
          During fiscal 2006, we granted 239,000 stock options to our officers, employees, directors and one of our consultants, and we issued 68,000 restricted common shares to our officers. These stock options and restricted shares were issued at the market price on the date of grant, and they vest and are expensed in the financial statements over five years. As a result of the stock options and restricted common shares that we granted during fiscal 2006, we have recorded $304,248 in stock compensation expense in accordance with SFAS No. 123(R), which caused basic and diluted earning per share to decrease by $.02 per share. The fair value of the stock option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 54.00%, risk-free rate (approximate U.S. Treasury yield in effect at the time of grant) of 5%, expected lives of 6 years, and a dividend yield of 0%. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance. During fiscal 2005 we granted 162,146 stock options to our employees and directors, and in fiscal 2004 we granted 53,500 stock options to our employees and directors.
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
     Income Taxes
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent four fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets, and the reversal of part of our valuation allowance, included assuming that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2007 and making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. In reversing a portion of our valuation allowance, we have concluded that it is more likely than not that such assets will be realized.
          During fiscal 2004, we adjusted our deferred tax asset valuation allowance resulting in the recognition of a deferred tax asset of $6,700,000 related to the expected future benefits of our net operating loss carryforwards, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” During fiscal 2005, we further adjusted our deferred tax asset valuation allowance resulting in the recognition of an additional net deferred tax asset of $3,300,000. During 2006, we further adjusted our deferred tax asset valuation allowance resulting in the recognition of an additional net deferred tax asset of $750,000. For fiscal 2006 and 2005, the reversal of our valuation allowance was net of recorded taxes. For the fiscal year ended November 30, 2006, the recorded net income tax benefit of $750,000 consisted of income tax expense recorded at an estimated effective tax rate of 34 percent in the amount of $2,604,663 for the first three quarters of fiscal 2006, and a net deferred tax benefit of $3,354,663 recorded in the fourth quarter of fiscal 2006. For the fiscal year ended November 30, 2005, the recorded net income tax benefit of $3,300,000 consisted of income tax expense recorded at an estimated effective tax rate of 34 percent in the amount of $1,261,223 for the first three quarters of fiscal 2005, and a deferred tax benefit of $4,561,223 recorded in the fourth quarter of fiscal 2005.
          The effect of recognizing this asset on our balance sheet, and associated tax benefit on our statement of operations, is to increase our net income for fiscal 2006 to $10,399,957, or $0.75 per diluted common share, and to increase our net income for fiscal 2005 to $7,751,087, or $0.66 per diluted common share. Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.
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
November 30, 2006
Expected Maturity Dates By Fiscal Year

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Investments:

Marketable Securities and Long-term Investments:
Fixed Rate ($)	20,918,134	11,943,252	9,974,512	—	—	—	42,835,898	42,912,370
Average interest rate	5.17%	5.25%	5.33%	N/A	N/A	N/A	5.22%
          We invested in marketable securities and long-term investments with the proceeds from our public offering that was completed on March 6, 2006.

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
          Somanetics Corporation management assessed the effectiveness of the company’s internal control over financial reporting as of November 30, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of November 30, 2006, the company’s internal control over financial reporting is effective based on those criteria.
          Somanetics Corporation’s independent registered public accounting firm, that audited the financial statements prepared by the company included in Item 8 of this report, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. Their report on the financial statements appears on page 51, and their report on management’s assessment of the company’s internal control over financial reporting is included on the next page.
January 17, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Somanetics Corporation
Troy, Michigan
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Somanetics Corporation (the “Company”) maintained effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained, in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of November 30, 2006, and the related statements of operations, shareholders’ equity, and cash flows for the period ended November 30, 2006, and our report dated January 17, 2007, expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Detroit, Michigan
January 17, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Somanetics Corporation
Troy, Michigan
We have audited the accompanying balance sheets of Somanetics Corporation (the “Company”) as of November 30, 2006 and 2005, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Somanetics Corporation at November 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission; and our report dated January 17, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Detroit, Michigan
January 17, 2007

SOMANETICS CORPORATION
BALANCE SHEETS

	November 30,
	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$28,734,869	$13,148,237
Marketable securities	20,918,134	—
Accounts receivable	4,740,043	3,531,740
Inventory (Note 2)	2,172,458	1,058,101
Prepaid expenses	494,822	623,303
Accrued interest receivable	351,666	—
Deferred tax asset — current (Note 5)	2,761,217	1,561,322

Total current assets	60,173,209	19,922,703

PROPERTY AND EQUIPMENT: (Note 2)
Demonstration and no capital cost sales equipment at customers	2,650,939	1,916,655
Machinery and equipment	1,263,015	768,992
Furniture and fixtures	300,037	289,397
Leasehold improvements	195,565	187,135

Total	4,409,556	3,162,179
Less accumulated depreciation and amortization	(2,285,279)	(1,836,438)

Net property and equipment	2,124,277	1,325,741

OTHER ASSETS:
Long-term investments	21,917,764	—
Deferred tax asset — non-current (Note 5)	8,182,783	8,438,678
Intangible assets, net (Note 2)	10,009	16,921
Other	15,000	15,000

Total other assets	30,125,556	8,470,599

TOTAL ASSETS	$92,423,042	$29,719,043

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,045,727	$712,796
Accrued liabilities (Notes 4 and 6)	1,159,770	1,165,594

Total current liabilities	2,205,497	1,878,390

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY: (Note 3)
Preferred shares; authorized, 1,000,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 13,163,627 shares at November 30, 2006, and 10,715,885 shares at November 30, 2005	131,636	107,159
Additional paid-in capital	116,817,012	64,864,554
Accumulated deficit	(26,731,103)	(37,131,060)

Total shareholders’ equity	90,217,545	27,840,653

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$92,423,042	$29,719,043

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended November 30,
	2006	2005	2004

NET REVENUES (Notes 2 and 9)	$28,700,600	$20,509,252	$12,608,615
COST OF SALES	3,565,588	2,601,488	2,050,253

Gross margin	25,135,012	17,907,764	10,558,362

OPERATING EXPENSES:
Research, development and engineering (Note 2)	1,582,521	525,679	369,106
Selling, general and administrative (Note 2)	16,484,567	13,241,053	8,237,401

Total operating expenses	18,067,088	13,766,732	8,606,507

OPERATING INCOME	7,067,924	4,141,032	1,951,855

OTHER INCOME:
Interest income	2,582,033	310,055	54,721

Total other income	2,582,033	310,055	54,721

INCOME BEFORE INCOME TAXES	$9,649,957	$4,451,087	$2,006,576

INCOME TAX BENEFIT	750,000	3,300,000	6,700,000

NET INCOME	$10,399,957	$7,751,087	$8,706,576

NET INCOME PER COMMON SHARE — BASIC (Note 2)	$.83	$.75	$.89

NET INCOME PER COMMON SHARE — DILUTED (Note 2)	$.75	$.66	$.77

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC (Note 2)	12,463,075	10,322,226	9,780,104

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED (Note 2)	13,824,467	11,797,799	11,323,272

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional		Total
	Common	Share	Paid-In	Accumulated	Shareholders’	Comprehensive
	Shares	Value	Capital	Deficit	Equity	Income

Balance at December 1, 2003	9,298,669	$92,987	$59,660,804	$(53,588,723)	$6,165,068

For cash, exercise of stock options	321,276	3,213	1,537,809		1,541,022
For cash, exercise of warrants	380,000	3,800	1,136,200		1,140,000
Cashless exercise of warrants	137,837	1,378	(1,378)		—
Net income and comprehensive income	—			8,706,576	8,706,576	$8,706,576

Balance at November 30, 2004	10,137,782	$101,378	$62,333,435	$(44,882,147)	$17,552,666

For cash, exercise of stock options	561,839	5,618	2,520,061		2,525,679
Cashless exercise of warrants	16,264	163	(163)		—
Consultant stock option expense	—		11,221		11,221
Net income and comprehensive income	—			7,751,087	7,751,087	$7,751,087

Balance at November 30, 2005	10,715,885	$107,159	$64,864,554	$(37,131,060)	$27,840,653

For cash, less issuance costs of $3,967,226	2,300,000	23,000	51,209,774		51,232,774
For cash, exercise of stock options	79,742	797	439,116		439,913
Stock compensation expense	—		304,248		304,248
Restricted share grant	68,000	680	(680)		—
Net income and comprehensive income	—			10,399,957	10,399,957	$10,399,957

Balance at November 30, 2006	13,163,627	$131,636	$116,817,012	$(26,731,103)	$90,217,545

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended November 30,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,399,957	$7,751,087	$8,706,576
Adjustments to reconcile net income to net cash provided by operations:
Income tax benefit	(750,000)	(3,300,000)	(6,700,000)
Depreciation and amortization	592,061	383,986	282,558
Accrued interest income	(351,666)	—	—
Stock compensation expense	304,248	11,221	—
Accrued income tax expense	(194,000)	—	—
Intangible asset impairment	—	929,093	—
Changes in assets and liabilities:
Accounts receivable (increase)	(1,208,303)	(1,509,196)	(3,929)
Inventory (increase)	(1,943,049)	(859,312)	(158,611)
Prepaid expenses (increase) decrease	128,481	(365,410)	(134,690)
Accounts payable increase (decrease)	332,931	183,699	(112,135)
Accrued liabilities increase (decrease)	(5,825)	462,485	353,562

Net cash provided by operating activities	7,304,835	3,687,653	2,233,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and long-term investments	(47,835,897)	—	—
Proceeds from maturities of marketable securities and long-term investments	5,000,000	—	—
Acquisition of property and equipment (net)	(554,993)	(134,637)	(84,003)

Net cash (used in) investing activities	(43,390,890)	(134,637)	(84,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	51,232,774	—	—
Proceeds from issuance of common shares due to exercise of stock options	439,913	2,525,679	2,681,022

Net cash provided by financing activities	51,672,687	2,525,679	2,681,022

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,586,632	6,078,695	4,830,350

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,148,237	7,069,542	2,239,192

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,734,869	$13,148,237	$7,069,542

Supplemental Disclosure of Non cash investing activities:
Demonstration and no capital cost sales equipment capitalized from inventory (Note 2)	$828,692	$484,121	$565,962
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
          In June 1996 we received clearance from the FDA to market our model 3100A INVOS System in the United States, and in October 1997 we received clearance from the FDA to market enhancements to our INVOS System in the United States. In September 2000 we received FDA clearance to market our model 5100 INVOS System in the United States, which has the added capability of being able to monitor pediatric patients. In November 2005, we received FDA clearance to market the INVOS System to monitor changes in blood oxygen saturation in skeletal muscle tissue in regions of the body other than the brain in patients with or at risk for restricted blood flow.
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
          Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds, classified as held to maturity, maturing approximately eight months to three years from the date of acquisition, are stated at an amortized cost of $42,835,898, and have a November 30, 2006 market value of $42,912,370.
          Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

	November 30,
	2006	2005

Purchased components	$1,456,059	$652,876
Finished goods	610,016	352,560
Work in process	106,383	52,665

Total	$2,172,458	$1,058,101

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
          Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Depreciation expense was $585,149, $377,074 and $275,646 for the fiscal years ended November 30, 2006, November 30, 2005 and November 30, 2004, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of November 30, 2006, we have capitalized $2,650,939 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,529,946. As of November 30, 2005, we have capitalized $1,916,655 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,096,730. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.
          Intangible Assets consist of patents and trademarks. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks is as follows:

	November 30,
	2006	2005

Patents and trademarks	$111,733	$111,733
Less: accumulated amortization	(101,724)	(94,812)

Total	$10,009	$16,921

          Amortization expense was $6,912 for the fiscal years ended November 30, 2006, November 30, 2005, and November 30, 2004. Amortization expense for fiscal 2007 is expected to be approximately $6,900 and approximately $3,100 in fiscal 2008.
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
          Net Income Per Common Share — basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding — diluted, for the years ended November 30, 2006, November 30, 2005 and November 30, 2004, include the potential dilution that could occur for common stock issuable under stock options or warrants. As of November 30, 2006, 2005 and 2004, the difference between weighted average shares — diluted and weighted average shares — basic is calculated as follows:

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004

Weighted average shares — basic	12,463,075	10,322,226	9,780,104
Add: effect of dilutive common shares and warrants	1,361,392	1,475,573	1,543,168

Weighted average shares — diluted	13,824,467	11,797,799	11,323,272
          At November 30, 2006 and November 30, 2005, there were no stock options outstanding that were excluded from the computation of net income per common share — diluted, and at November 30, 2004 there were approximately 500 stock options outstanding that were excluded from the computation of net income per common share — diluted, as the exercise price of these options exceeded the average price per share of our common stock. In addition, at November 30, 2005 and November 30, 2004, there were approximately 2,100,000 warrants outstanding that were excluded from the computation, as the warrants were contingent on achieving specified future sales targets that we did not expect to achieve. These warrants expired unexercised in November 2006. As of November 30, 2006, we had outstanding 2,071,990 warrants and options to purchase common shares, as of November 30, 2005, we had outstanding 4,014,232 warrants and options to purchase common shares, and as of November 30, 2004, we had outstanding 4,436,315 warrants and options to purchase common shares.
          Accounting Pronouncements In July 2006, the FASB adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and requires an assessment of the probability of the validity of tax positions taken or expected to be taken in income tax returns for recognition in financial statements. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for our fiscal year beginning December 1, 2007. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact, if any, the adoption of FIN 48 will have on our financial statements.
          In September 2006, the Securities and Exchange Commission released SAB No. 108 regarding the effects of prior year misstatements on assessing the materiality of current year misstatements. SAB 108 provides that if an error has occurred and was immaterial in a number of previous years, the cumulative effect should be considered in assessing the materiality of the error in the current year. If the cumulative effect of the error is material, then the current year financial statements should be restated. In the case of prior year statements, previously filed reports do not need to be amended if the error was considered immaterial to the prior year’s financial statements. However the statements should be amended the next time they are filed. This guidance is applicable for our fiscal year ending November 30, 2007. Additional disclosure would be required regarding any cumulative adjustments made in the current year financial statements. We do not believe the adoption of this SAB will have a material impact on our financial statements.
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

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
          Pursuant to the CorRestore License Agreement, CorRestore, LLC and its agent, Joe B. Wolfe, received warrants to purchase 400,000 common shares exercisable at $3.00 per share until June 2, 2005, and received warrants to purchase an additional 2,100,000 common shares exercisable at $3.00 per share until November 21, 2006, dependent upon our cumulative net sales of CorRestore products. In April 2004, CorRestore LLC exercised its warrant to purchase 380,000 of our newly-issued common shares, at $3.00 per share, for proceeds of $1,140,000. In May 2005, Joe B. Wolfe, agent for CorRestore LLC and one of our former directors, purchased 20,000 common shares under his warrants by a cashless exercise. As a result of this cashless exercise, we issued 16,264 common shares to Mr. Wolfe, retaining 3,736 common shares in payment of the exercise price. In November 2006, the 2,100,000 warrants expired unexercised because cumulative net sales of the CorRestore System products did not meet the requirements for exercise of these warrants.
          On March 6, 2006, we completed a public offering of 2,300,000 of our newly-issued common shares at a public offering price of $24.00 per share. The net proceeds, after deducting the underwriting discount and the expense of the offering, were $51,232,774.
          During fiscal 2006, we issued 79,742 common shares as a result of stock option exercises by employees and a former director, for proceeds of $439,913. During fiscal 2005, we issued 561,839 common shares as a result of stock option exercises by employees, directors and former employees, for proceeds of $2,525,679. During fiscal 2004, we issued 321,276 common shares as a result of stock option exercises by employees, directors and former employees, for proceeds of $1,541,022.
          Common shares reserved for future issuance upon exercise of stock options and warrants as discussed above at November 30, 2006, are as follows:

1991 Incentive Stock Option Plan	14,663
1997 Stock Option Plan	1,653,612
2005 Stock Incentive Plan	532,000
Options Granted Independent of Option Plans	71,500

Total shares reserved for future issuance	2,271,775

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
4. Accrued Liabilities
          Accrued liabilities consist of the following:

	November 30,
	2006	2005

Incentive Compensation	$495,014	$701,658
Sales Commissions	277,521	352,459
Taxes	228,085	11,375
Clinical Research	60,005	21,675
401(k) Match	45,719	42,164
Professional Fees	22,053	5,625
Warranty	19,900	16,850
Royalty	11,473	13,788

Total	$1,159,770	$1,165,594

5. Income Tax
          Deferred income taxes reflect the estimated future tax effect of (1) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations and (2) net operating loss and tax credit carryforwards. Our deferred tax assets primarily represent the tax benefit of net operating loss carryforwards and research and general business tax credit carryforwards. We had deferred tax assets of approximately $15,734,000 as of November 30, 2006, which include approximately $4,790,000 related to the exercise of stock options, which are subject to a full valuation allowance due to the uncertainty of using such assets against future earnings before they expire. If realized in the future, these tax benefits will be recognized in additional paid in capital. As of November 30, 2005, we had deferred tax assets of approximately $18,321,000, partially offset by valuation allowances of approximately $8,321,000, due to the uncertainty of utilizing such assets against future earnings, prior to their expiration. We have used a statutory income tax rate of 34 percent when calculating our deferred tax assets. We have paid no income taxes for fiscal 2006, fiscal 2005 or fiscal 2004; however as of November 30, 2006 we have accrued approximately $194,000 for alternative minimum tax due to be paid in the first quarter of fiscal 2007.
          The components of deferred income tax assets as of November 30, 2006 and 2005 were as follows:

	November 30,
	2006	2005
	(in thousands)
Net operating loss carryforwards	$14,834	$17,620
Other	150	91
Basis difference of fixed assets and intangibles	113	167
Alternative minimum tax credit carryforward	194	—
Research and general business tax credit carryforwards	443	443

Subtotal	15,734	18,321
Valuation allowance	(4,790)	(8,321)

Deferred tax asset	$10,944	$10,000

          The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended November 30,
	2006	2005	2004
Taxes at U.S. statutory rate — 34 percent	$3,280,985	$1,513,370	$682,236
Nondeductible meals and entertainment	$37,628	$24,050	$15,109
Change in valuation allowance	$(4,068,613)	$(4,837,420)	$(7,397,345)

Income tax (benefit) from continuing operations	$(750,000)	$(3,300,000)	$(6,700,000)

Effective tax rate	(7.8)%	(74.1)%	(333.9)%

          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” including our past operating results, the existence of cumulative losses over our history up to the most recent four fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets, and the reversal of part of our valuation allowance, included assuming that the net asset will be realized is that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2007 and making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. In reversing a portion of our valuation allowance, we have concluded that it is more likely than not that our net deferred tax assets will be realized.
          For fiscal 2006 and 2005, the reversal of our valuation allowance was net of recorded taxes. For the fiscal year ended November 30, 2006, we recorded a net income tax benefit of $750,000, which consisted of income tax expense recorded at an estimated effective tax rate of 34 percent in the amount of $2,604,663 for the first three quarters of fiscal 2006 and a net deferred tax benefit of $3,354,663 recorded in the fourth quarter of fiscal 2006. For the fiscal year ended November 30, 2005, we recorded a net income tax benefit of $3,300,000, which consisted of income tax expense recorded at an estimated effective tax rate of 34 percent in the amount of $1,261,223 for the first three quarters of fiscal 2005 and a deferred tax benefit of $4,561,223 recorded in the fourth quarter of fiscal 2005. For the fiscal year ended November 30, 2004, our income tax benefit of $6,700,000 consisted entirely of deferred tax benefits.
          As of November 30, 2006, net operating loss carryforwards of approximately $43.6 million were available for Federal income tax purposes for future years. Research and business general tax credits of approximately $443,000 are also available to offset future taxes, and alternative minimum tax credits of approximately $194,000 are also available to offset future taxes. These losses and credits expire, if unused, at various dates from 2008 through 2025.
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
          Operating lease expense for the years ended November 30, 2006, 2005 and 2004 was approximately $163,300, $162,800, and $204,000, respectively. Approximate future minimum lease commitments are as follows:

Year ending November 30,
2007	$142,900
2008	$145,800
2009	$148,700
2010	$12,400

Total	$449,800

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
          In December 1991, we amended and restated our profit sharing plan to include a 401(k) plan covering substantially all employees. Under provisions of the plan, participants may contribute, annually, between 1 percent and 25 percent of their compensation. In November 2004, our board of directors approved a discretionary contribution to the 401(k) Plan, as soon as practicable after December 31, 2004, equal to $2 for every $1 contributed by Company employees to the 401(k) Plan during calendar 2004, up to a Company contribution of 4 percent of the employee’s compensation, and also approved matching contributions to the 401(k) Plan equal to $2 for every $1 contributed by Company employees to the 401(k) Plan at each payroll date on or after January 1, 2005, up to a Company contribution of 4 percent of the employee’s compensation, and continuing until terminated by further action of the board of directors. In addition, at the discretion of the board of directors, we may make other annual discretionary contributions to the plan. Matching contributions made for fiscal 2006 and 2005 were approximately $215,000 and $202,000, respectively. The discretionary contribution made in February 2005, for calendar 2004, was approximately $113,000.
          As of November 30, 2006, we have employment agreements or change in control, invention, confidentiality, non-compete and non-solicitation agreements with all of our officers. The employment agreement with our Vice President, Sales and Marketing and the change in control agreements with five of our officers provide for severance benefits equal to one year’s salary upon termination of employment without cause or for good reason 90 days before to one year after a change in control of the Company that occurs by June 13, 2008, June 29, 2008 for one officer. The change in control agreement with one of our officers provides for severance benefits equal to six month’s salary upon termination of employment without cause or for good reason 90 days before to one year after a change in control of the Company that occurs by December 15, 2009. In addition, on April 19, 2006, we amended and restated the employment agreement with our President and Chief Executive Officer that was scheduled to expire on April 30, 2006. The amended and restated agreement provides for severance benefits consisting of fringe benefits for one year, a lump sum payment equal to one year’s salary plus the target bonus for the year of termination (which must be at least 65% of his salary), plus a pro rata bonus through the date of termination, plus an amount equal to the cost of his automobile, cellular phone and Internet access for one year upon termination of his employment without cause or for good reason or if his employment terminates because his agreement expires. His amended and restated employment agreement expires April 30, 2009 unless earlier terminated as provided in the agreement. All officers have agreed not to compete with us and not to solicit our employees during specified periods following the termination of employment, and they have agreed to various confidentiality and assignment of invention obligations. The estimated financial exposure of these agreements, upon a change of control of the Company and termination of all of the officers without cause, is approximately $1,375,000.
          We entered into a Contract Development and Exclusive Licensing Agreement with NeuroPhysics Corporation as of September 18, 2006. The agreement provides us with feasibility research, contract development and consulting services and certain ownership and licensing rights, subject to the rights of the United States Federal government, to intellectual property and technical knowledge associated with several novel near-infrared spectroscopy, or “NIRS”, and imaging technologies and products under development at NeuroPhysics. We paid an initial license fee of $1,000,000 and have agreed to pay monthly license fees of up to $30,000 a month (depending on which projects are continuing under development at NeuroPhysics at the time) for products continuing under development at NeuroPhysics beginning April 1, 2008 and a royalty on future sales of the new products.
          We may become subject to product liability claims by patients or physicians, and may become a defendant in product liability or malpractice litigation. We have obtained product liability insurance and an umbrella policy. We might not be able to maintain such insurance or such insurance might not be sufficient to protect us against product liability.
7. Stock Option Plans
          In February 1991 and January 1997, we adopted stock option plans, and in February 2005, we adopted a stock incentive plan, for our key employees, directors, consultants and advisors and, under the 2005 plan, independent contractors and agents. The stock option plans provided for our issuance of options to purchase a maximum of 115,000 common shares under the 1991 plan and 2,560,000 common shares under the 1997 plan. The 2005 plan permits us to grant stock options, including both nonqualified options and incentive options, restricted stock and restricted stock units, up to 600,000 common shares. In addition, we granted options to employees

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
independent of the plans. Options granted generally have a 10-year life, and vest over a three-year period, except the options granted in fiscal 2005 vested on November 30, 2005 and the options and restricted stock granted in fiscal 2006 vest over a five-year period. Awards and expirations under the 1991 plan, 1997 plan, 2005 plan and independent of the plans during the years ended November 30, 2006, 2005 and 2004 are listed below.
          At November 30, 2006, no additional options may be granted under the 1991 plan, 6,501 common shares were available for options to be granted under the 1997 plan until January 15, 2007, and 193,284 common shares were available to be granted or awarded under the 2005 plan.
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
          In October 1995, SFAS No. 123, “Accounting for Stock-Based Compensation,” was issued. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share Based Payment. This Statement revises Statement No. 123, “Accounting for Stock-Based Compensation,” and requires that compensation costs related to share-based payment transactions, including stock options, restricted stock and restricted stock units be recognized in the financial statements. This Statement was effective for our fiscal quarter beginning December 1, 2005. We adopted this Statement for fiscal 2006 using a modified prospective application and, accordingly, prior period amounts have not been restated.
          We previously accounted for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs for stock options granted to employees were measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees for fiscal 2005 and 2004. Stock-based compensation of consultants and advisors was determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model with the assumptions described below. The resulting amount was recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. As a result, we recorded $11,221 of compensation expense, and an equal increase in additional paid in capital, for stock options issued to non-employees in fiscal 2005. We recorded no such expense in fiscal 2004.
          In November 2005, we approved the acceleration of vesting of all unvested stock options as of November 30, 2005. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of SFAS 123R, which is effective for our fiscal quarter beginning December 1, 2005. After the effects of the accelerated vesting, the initial adoption of SFAS 123R was immaterial with respect to options granted before December 1, 2005. However, the issuance of additional stock compensation under the 2005 Stock Incentive Plan in fiscal 2006 had an additional impact on our financial statements.
          On November 10, 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides for an alternative transition method for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. We have elected to adopt this alternative transition method, otherwise known as the “simplified method,” in establishing our beginning APIC pool at November 30, 2006.
          During fiscal 2006, we granted 239,000 stock options to our officers, employees, directors and one of our consultants, at the market price on the date of grant. We also issued 68,000 restricted common shares to our officers at the market price on the date of grant of $18.06. These stock options and restricted shares vest and are expensed in the financial statements over five years. As a result of the stock options and restricted common shares that we

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
granted during fiscal 2006, we have recorded $304,248 in stock compensation expense in accordance with SFAS No. 123(R), which caused basic and diluted earnings per share to decrease by $.02 per share.
          As of November 30, 2006, there was $3,260,855 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 4.5 years.
          Had compensation expense for our stock options granted to employees been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, our results of operations on a pro forma basis would have been as follows:

	For the Fiscal Year Ended
	November 30,
	2005	2004
Net income	$7,751,087	$8,706,576
Add: Stock-based employee compensation included in actual net income	$11,221	$0
Deduct: Total stock-based employee compensation, had fair value method been applied	$(1,804,000)	$(796,000)

Pro-forma net income	$5,958,308	$7,910,576

Net income per common share — basic	$.75	$.89
Net income per common share — diluted	$.66	$.77
Pro-forma net income per common share — basic, had fair value method been applied	$.58	$.81
Pro-forma net income per common share — diluted, had fair value method been applied	$.51	$.70
          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2006, 2005 and 2004: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 54.00 percent for 2006 (57.00 percent for 2005 and 61.00 percent for 2004), risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) 5.0 percent for 2006 (4.0 percent for 2005 and 2004), expected lives of 6 years for fiscal 2006 (7 years for 2005 and 2004) and dividend yield of 0 percent. The fair value of restricted common shares was estimated based on the market value of the common shares on the date of issuance.
          A summary of our stock option activity and related information for the years ended November 30, 2006, 2005 and 2004 is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Common	Exercise	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding December 1,	1,914,232	$4.59	2,316,315	$3.83	2,603,722	$3.89
Options granted	239,000	17.30	168,257	13.79	53,500	10.23
Options exercised	(79,742)	5.52	(561,839)	4.50	(321,276)	4.79
Options canceled	(1,500)	17.56	(8,501)	8.29	(19,631)	13.94

Options outstanding November 30,	2,071,990	6.01	1,914,232	4.59	2,316,315	3.83

Options exercisable November 30,	1,832,990	$4.53	1,914,232	$4.59	1,827,008	$3.91

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
          As of November 30, 2006, the aggregate intrinsic value of stock options outstanding was $27,743,946, and the aggregate intrinsic value of stock options exercisable was $27,256,561. The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $1,188,554, $10,245,571, and $2,192,325, respectively.
          A summary of the price ranges of our stock options outstanding and exercisable as of November 30, 2006 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Range of Exercise	Options	Exercise	Remaining	Options	Exercise	Remaining
Prices	Outstanding	Price	Life (years)	Exercisable	Price	Life (years)

$1.70 - $5.00	1,371,597	$3.03	5.13	1,371,597	$3.03	5.13
$5.01 - $10.00	272,132	5.88	1.40	272,132	5.88	1.40
$10.01 - $18.06	428,261	15.63	9.09	189,261	13.52	8.46

Total	2,071,990	$6.01	5.46	1,832,990	$4.53	4.92

          The weighted-average grant-date fair value of options granted during fiscal 2006, 2005 and 2004 was $9.78, $8.41, and $6.50, respectively. The total fair value of shares vested during fiscal 2006, 2005, and 2004 was $0, $2,596,945, and $905,182, respectively. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during fiscal 2006, 2005 and 2004.
          Also, see Note 11 for approval of an amendment to the 2005 plan.
8. Related Party Transactions
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
9. Major Customers and Foreign Sales
          Tyco Healthcare, part of Tyco International Ltd., our international distributor in Europe, the Middle East, Africa and Canada for our INVOS System, accounted for 15 percent of net revenues for the fiscal year ended November 30, 2006, and 11 percent of net revenues for the fiscal year ended November 30, 2005.
          Additionally, foreign net revenues for the fiscal year ended November 30, 2006 were $5,424,536, for the fiscal year ended November 30, 2005 were $3,303,692, and for the fiscal year ended November 30, 2004 were $2,091,602.

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
10. Segment Information
          We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 99 percent of our net revenues in fiscal 2006 were derived from our INVOS System product line, compared to 98 percent of our net revenues in fiscal 2005 and 96 percent of our net revenues in fiscal 2004.
11. Subsequent Events
          On January 17, 2007, our board of directors approved an amendment to the Somanetics Corporation 2005 Stock Incentive Plan to increase the number of common shares reserved for issuance under the 2005 plan by 600,000 shares, from 600,000 to 1,200,000 shares, subject to shareholder approval at the 2007 Annual Meeting of Shareholders.

QUARTERLY INFORMATION (unaudited)
          The following is a summary of our quarterly operating results for the fiscal years ended November 30, 2006 and 2005:

	Quarter
	First	Second	Third	Fourth
		(in thousands, except per share data)
Year Ended November 30, 2006
Net revenues	$5,753,715	$7,394,857	$7,867,739	$7,684,289
Gross margin	5,043,216	6,470,360	6,785,849	6,835,587
Net income	988,287	2,174,452	1,893,371	5,343,847	*
Net income per common share — basic	$0.09	$0.17	$0.14	$0.41
Net income per common share — diluted	$0.08	$0.15	$0.13	$0.37

*	Includes the effects of a net reversal of $3,354,663 of our valuation allowance, as described in Note 5 of Notes to Financial Statements. Also includes a research and development expense of $1,000,000 in connection with the Contract Development and Exclusive Licensing Agreement we entered into with NeuroPhysics Corporation, as described in Note 6 of Notes to Financial Statements.

Year Ended November 30, 2005
Net revenues	$4,032,617	$5,082,746	$5,242,848	$6,151,041
Gross margin	3,482,468	4,437,906	4,581,652	5,405,738
Net income	563,926	890,183	994,147	5,302,831	**
Net income per common share — basic	$0.06	$0.09	$0.10	$0.50
Net income per common share — diluted	$0.05	$0.08	$0.08	$0.43

**	Includes the effects of a net reversal of $4,561,223 of our valuation allowance, as described in Note 5 of Notes to Financial Statements. Also includes an impairment expense of $929,093 in connection with the write-off of our intangible asset associated with the acquisition of the license for the CorRestore System, as described in Note 2 of Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, both as of November 30, 2006. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of November 30, 2006. See Item 8 of this report for Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s Attestation Report, which are incorporated in this Item 9A by reference. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
          None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The information required by this Item 10 regarding our executive officers is included in the Supplemental Item in Part I of this Report, and is incorporated in this Item 10 by reference. The information required by this Item 10 regarding our directors will be set forth under the caption “Election of Director” in our Proxy Statement in connection with the 2007 Annual Meeting of Shareholders scheduled to be held April 19, 2007, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement in connection with the 2007 Annual Meeting of Shareholders scheduled to be held April 19, 2007, and is incorporated in this Item 10 by reference.
          The information required by this Item 10 concerning our Code of Business Conduct and Ethics will be set forth under the caption “Code of Business Conduct and Ethics” in our Proxy Statement in connection with the 2007 Annual Meeting of Shareholders scheduled to be held April 19, 2007, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning the procedures by which security holders may recommend nominees to our board of directors will be set forth under the caption “Corporate Governance — Nominating Committee” in our Proxy Statement in connection with the 2007 Annual Meeting of Shareholders scheduled to be held April 19, 2007, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning our Audit Committee and our Audit Committee financial experts will be set forth under the caption “Corporate Governance — Audit Committee” and “Corporate Governance — Audit Committee Financial Expert” in our Proxy Statement in connection with the 2007 Annual Meeting of Shareholders scheduled to be held April 19, 2007, and is incorporated in this Item 10 by reference.
ITEM 11. EXECUTIVE COMPENSATION
          The information required by this Item 11 concerning executive compensation will be set forth under the caption “Executive Compensation” in our Proxy Statement in connection with the 2007 Annual Meeting of Shareholders scheduled to be held April 19, 2007, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee Interlocks and Insider Participation will be set forth under the caption “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in our Proxy Statement in connection with the 2007 Annual Meeting of Shareholders scheduled to be held April 19, 2007, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning the Compensation Committee Report will be set forth under the caption “Corporate Governance — Compensation Committee Report” in our Proxy Statement in connection with the 2007 Annual Meeting of Shareholders scheduled to be held April 19, 2007, and is incorporated in this Item 11 by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by this Item 12 concerning security ownership of certain beneficial owners and management will be set forth under the captions “Voting Securities and Principal Holders” and “Election of Director” in our Proxy Statement in connection with the 2007 Annual Meeting of Shareholders scheduled to be held April 19, 2007, and is incorporated in this Item 12 by reference. The equity compensation plan information required by this Item 12 will be set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement in connection with the 2007 Annual Meeting of Shareholders scheduled to be held April 19, 2007, and is incorporated in this Item 12 by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          The information required by this Item 13 concerning transactions with related persons, if any, will be set forth under the caption “Certain Transactions” or “Compensation Committee Interlocks and Insider Participation” and under the caption “Review, Approval or Ratification of Transactions with Related Persons” in our Proxy Statement in connection with the 2007 Annual Meeting of Shareholders scheduled to be held April 19, 2007, and is incorporated in this Item 13 by reference. The information required by this Item 13 concerning director independence will be set forth under the caption “Corporate Governance — Independence” in our Proxy Statement in

connection with the 2007 Annual Meeting of Shareholders scheduled to be held April 19, 2007, and is incorporated in this Item 13 by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required by this Item 14 concerning principal accountant fees and services will be set forth under the caption “Independent Accountants” in our Proxy Statement in connection with the 2007 Annual Meeting of Shareholders scheduled to be held April 19, 2007, and is incorporated in this Item 14 by reference.

PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) Financial Statements
Our financial statements for the following years are included in response to Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Balance Sheets — November 30, 2006 and 2005
Statements of Operations — For Each of the Three Years in the Period Ended November 30, 2006
Statements of Shareholders’ Equity — For Each of the Three Years in the Period Ended November 30, 2006
Statements of Cash Flows — For Each of the Three Years in the Period Ended November 30, 2006
Notes to Financial Statements
(2)	Financial Statement Schedules
None.
(3)	Exhibits
The Exhibits to this report are as set forth in the “Exhibit Index” on pages 74 to 77 of this report. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified in the “Index to Exhibits” with an asterisk before the exhibit number.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Somanetics Corporation
Date: February 8, 2007	By:	/s/ Bruce J. Barrett
Bruce J. Barrett
President & Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE J. BARRETT Bruce J. Barrett	President and Chief Executive Officer and a Director (Principal Executive Officer)	February 8, 2007

/s/ WILLIAM M. IACONA William M. Iacona	Vice President and Chief Financial Officer, Controller, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 8, 2007

/s/ JAMES I. AUSMAN James I. Ausman, M.D., Ph.D.	Director	February 8, 2007

/s/ DANIEL S. FOLLIS Daniel S. Follis	Director	February 7, 2007

/s/ ROBERT R. HENRY Robert R. Henry	Director	February 7, 2007

/s/ RICHARD R. SORENSEN Richard R. Sorensen	Director	February 7, 2007

EXHIBIT INDEX

Exhibit	Description

3(i)	Restated Articles of Incorporation of Somanetics Corporation, incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.

3(ii)	Amended and Restated Bylaws of Somanetics Corporation, incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

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

*10.12	Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

*10.13	First Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

*10.14	Second Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

EXHIBIT INDEX

Exhibit	Description

*10.15	Third Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

*10.16	Fourth Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

*10.17	Fifth Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002.

*10.18	Sixth Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

*10.19	Somanetics Corporation 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 24, 2005

*10.20
First Amendment to Somanetics Corporation 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated January 17, 2007 and filed January 23, 2007.

*10.21
Somanetics Corporation 2005 Incentive Compensation Plan, dated as of November 9, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 9, 2004 and filed November 12, 2004.

*10.22	Somanetics Corporation 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 24, 2006 and filed March 30, 2006.

*10.23
Summary of Dominic Spadafore Fiscal 2006 Commission Arrangement, incorporated by reference to the last two paragraphs of Item 1.01 of the Company’s Current Report on Form 8-K, dated March 24, 2006 and filed March 30, 2006.

*10.24
Somanetics Corporation 2007 Executive Officer Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 17, 2007 and filed January 23, 2007.

*10.25
Summary of Dominic Spadafore Fiscal 2007 Commission Arrangement, incorporated by reference to the two paragraphs under the heading “2007 Sales Commission Arrangement for Dominic Spadafore” in Item 5.02 of the Company’s Current Report on Form 8-K, dated January 17, 2007 and filed January 23, 2007.

*10.26
Amended and Restated Employment Agreement between Somanetics Corporation and Bruce J. Barrett, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 19, 2006 and filed April 24, 2006.

*10.27
Amended and Restated Employment Agreement between Somanetics Corporation and Dominic J. Spadafore, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated June 13, 2005 and filed June 14, 2005.

*10.28
Form of Change in Control, Invention, Confidentiality, Non-Compete and Non-Solicitation Agreement, between Somanetics Corporation and five officers, dated as of June 13, 2005, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 13, 2005 and filed June 14, 2005.

*10.29	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

*10.30	Form of Officer Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

*10.31	Form of Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

*10.32	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

EXHIBIT INDEX

Exhibit	Description

*10.33	Form of 2005 Stock Incentive Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

*10.34
Form of 2005 Stock Incentive Plan Officer Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

*10.35
Form of 2005 Stock Incentive Plan Non-Officer Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

*10.36	Form of 2005 Stock Incentive Plan Director Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

*10.37	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 29, 2006 and filed July 5, 2006.

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

*10.40	Summary of Outside Director Compensation, incorporated by reference to Item 1.01 to the Company’s Current Report on Form 8-K dated June 29, 2006 and filed July 5, 2006.

*10.41
Consulting Agreement, dated February 28, 1983, as amended, between Somanetics Corporation and Hugh F. Stoddart, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

10.42
Contract Development and Exclusive Licensing Agreement, dated as of September 18, 2006, among Somanetics Corporation, NeuroPhysics Corporation, Hugh F. Stoddart, and Hugh A. Stoddart, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated September 18, 2006 and filed September 20, 2006.

10.43
Current Form of Somanetics Corporation Confidentiality Agreement used for testing hospitals and clinics, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1992.

10.44
Current Form of Somanetics Corporation Confidentiality Agreement used for the Company’s employees and agents, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1992.

10.45
Registration Rights Agreement, dated as of April 9, 2001, among Somanetics Corporation and the selling shareholders, incorporated by reference to Exhibit 4.3 to the Somanetics Corporation Registration Statement on Form S-3 (file no. 333-59376) filed April 23, 2001 and effective May 3, 2001.

10.46
License Agreement, dated as of June 2, 2000, among Somanetics Corporation, CorRestore LLC, Constantine L. Athanasuleas, M.D. and Gerald D. Buckberg, M.D., including forms of warrants from Somanetics Corporation to CorRestore LLC and Joe B. Wolfe, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000.

10.47
Amendment No. 1 to License Agreement, dated as of August 1, 2002, among Somanetics Corporation, CorRestore LLC, Constantine L. Athanasuleas, M.D., and Gerald D. Buckberg, M.D., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

14.1	Somanetics Corporation Code of Business Conduct and Ethics, as re-adopted November 16, 2006.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to

EXHIBIT INDEX

Exhibit	Description

Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.