Form 10-Q
period 2007-02-28
SOMANETICS CORP
filed 2007-04-03
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended FEBRUARY 28, 2007

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

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

Yes [ ]   No [X]

     Number of common shares outstanding at April 3, 2007: 13,170,127

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS

                                                                        FEBRUARY 28,   NOVEMBER 30,
                                                                            2007           2006
                                                                        ------------   ------------
                                                                         (Unaudited)     (Audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ........................................   $ 29,517,749   $ 28,734,869
   Marketable securities ............................................     29,943,348     20,918,134
   Accounts receivable ..............................................      5,567,039      4,740,043
   Inventory ........................................................      2,608,378      2,172,458
   Prepaid expenses .................................................        374,916        494,822
   Accrued interest receivable ......................................        345,986        351,666
   Deferred tax asset - current .....................................      3,143,495      2,761,217
                                                                        ------------   ------------
      Total current assets ..........................................     71,500,911     60,173,209
                                                                        ------------   ------------
PROPERTY AND EQUIPMENT (at cost):
   Demonstration and no capital cost sales equipment at customers ...      2,830,665      2,650,939
   Machinery and equipment ..........................................      1,294,853      1,263,015
   Furniture and fixtures ...........................................        300,639        300,037
   Leasehold improvements ...........................................        197,575        195,565
                                                                        ------------   ------------
      Total .........................................................      4,623,732      4,409,556
   Less accumulated depreciation and amortization ...................     (2,455,271)    (2,285,279)
                                                                        ------------   ------------
      Net property and equipment ....................................      2,168,461      2,124,277
                                                                        ------------   ------------
OTHER ASSETS:
   Long-term investments ............................................     12,964,923     21,917,764
   Deferred tax asset - non-current .................................      6,955,181      8,182,783
   Intangible assets, net ...........................................          8,281         10,009
   Other ............................................................         15,000         15,000
                                                                        ------------   ------------
      Total other assets ............................................     19,943,385     30,125,556
                                                                        ------------   ------------
TOTAL ASSETS ........................................................   $ 93,612,757   $ 92,423,042
                                                                        ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .................................................   $    990,439   $  1,045,727
   Accrued liabilities ..............................................        522,642      1,159,770
                                                                        ------------   ------------
      Total current liabilities .....................................      1,513,081      2,205,497
                                                                        ------------   ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred shares; authorized, 1,000,000 shares of $.01 par value;
      no shares issued or outstanding ...............................             --             --
   Common shares; authorized, 20,000,000 shares of $.01 par value;
      issued and outstanding, 13,165,127 shares at February 28, 2007,
      and 13,163,627 shares at November 30, 2006 ....................        131,651        131,636
   Additional paid-in capital .......................................    117,015,576    116,817,012
   Accumulated deficit ..............................................    (25,047,551)   (26,731,103)
                                                                        ------------   ------------
      Total shareholders' equity ....................................     92,099,676     90,217,545
                                                                        ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................   $ 93,612,757   $ 92,423,042
                                                                        ============   ============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       FOR THE THREE-MONTH
                                                          PERIODS ENDED
                                                   ---------------------------
                                                   FEBRUARY 28,   FEBRUARY 28,
                                                       2007           2006
                                                   ------------   ------------
NET REVENUES ...................................   $ 8,024,872    $ 5,753,715
COST OF SALES ..................................     1,001,723        710,499
                                                   -----------    -----------
   Gross Margin ................................     7,023,149      5,043,216
                                                   -----------    -----------
OPERATING EXPENSES:
   Research, development and engineering .......       113,366        178,066
   Selling, general and administrative .........     5,319,436      3,507,881
                                                   -----------    -----------
      Total operating expenses .................     5,432,802      3,685,947
                                                   -----------    -----------
OPERATING INCOME ...............................     1,590,347      1,357,269
                                                   -----------    -----------
OTHER INCOME:
   Interest income .............................       960,488        140,136
                                                   -----------    -----------
      Total other income .......................       960,488        140,136
                                                   -----------    -----------
INCOME BEFORE INCOME TAXES .....................     2,550,835      1,497,405
                                                   -----------    -----------
INCOME TAX PROVISION ...........................      (867,284)      (509,118)
                                                   -----------    -----------
NET INCOME .....................................   $ 1,683,551    $   988,287
                                                   ===========    ===========
NET INCOME PER COMMON SHARE - BASIC ............   $       .13    $       .09
                                                   ===========    ===========
NET INCOME PER COMMON SHARE - DILUTED ..........   $       .12    $       .08
                                                   ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC ....    13,164,210     10,715,885
                                                   ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED ..    14,636,974     12,323,704
                                                   ===========    ===========

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE THREE-MONTH
                                                                                        PERIODS ENDED
                                                                                 ---------------------------
                                                                                 FEBRUARY 28,   FEBRUARY 28,
                                                                                     2007           2006
                                                                                 ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................................   $  1,683,551   $   988,287
   Adjustments to reconcile net income to net cash provided by operations:
      Income tax provision ...................................................        867,284       509,118
      Depreciation and amortization ..........................................        183,356       119,749
      Stock compensation expense .............................................        178,255            --
      Accrued income tax expense .............................................        (21,960)           --
      Accrued interest income ................................................          5,680            --
      Changes in assets and liabilities:
         Accounts receivable (increase) decrease .............................       (826,996)      562,821
         Inventory (increase) ................................................       (627,283)     (257,555)
         Prepaid expenses decrease ...........................................        119,906       308,876
         Other assets (increase) .............................................             --      (229,412)
         Accounts payable increase (decrease) ................................        (55,288)      242,999
         Accrued liabilities (decrease) ......................................       (637,128)     (633,921)
                                                                                 ------------   -----------
      Net cash provided by operating activities ..............................        869,377     1,610,962
                                                                                 ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities and long-term investments ..............    (10,072,373)           --
   Proceeds from maturities of marketable securities and
      long-term investments ..................................................     10,000,000            --
   Acquisition of property and equipment (net) ...............................        (34,449)     (363,975)
                                                                                 ------------   -----------
      Net cash (used in) investing activities ................................       (106,822)     (363,975)
                                                                                 ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares due to exercise of stock options ..         20,325            --
                                                                                 ------------   -----------
      Net cash provided by financing activities ..............................         20,325            --
                                                                                 ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................................        782,880     1,246,987
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................     28,734,869    13,148,237
                                                                                 ------------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................   $ 29,517,749   $14,395,224
                                                                                 ============   ===========
Supplemental Disclosure of Non cash investing activities:
   Demonstration and no capital cost sales equipment capitalized
      from inventory (Note 2) ................................................   $    191,363   $   131,612

                        See notes to financial statements

                             SOMANETICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 2007

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

     The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary for a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the three-month period ended February 28, 2007 do not necessarily indicate the results that you should expect for the year ending November 30, 2007. You should read the unaudited interim financial statements together with the financial statements and related notes for the year ended November 30, 2006 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds, classified as held to maturity, maturing approximately ten months to three years from the date of acquisition, are stated at an amortized cost of $42,908,271, and have a market value of $42,961,850 at February 28, 2007.

     Inventory is stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. Inventory consists of:

                          FEBRUARY 28,   NOVEMBER 30,
                              2007           2006
                          ------------   ------------
Purchased components ..    $1,798,761     $1,456,059
Finished goods ........       683,555        610,016
Work in process .......       126,062        106,383
                           ----------     ----------
   Total ..............    $2,608,378     $2,172,458
                           ==========     ==========

     Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Depreciation expense was $181,628 and $118,021 for the quarters ended February 28, 2007 and February 28, 2006, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of February 28, 2007, we have capitalized $2,830,665 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,597,149. As of November 30, 2006, we have capitalized $2,650,939 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,529,946. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.

     Intangible Assets consist of patents and trademarks. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                FEBRUARY 28, 2007

                                    FEBRUARY 28,   NOVEMBER 30,
                                        2007           2006
                                    ------------   ------------
Patents and trademarks ..........    $ 111,733      $ 111,733
Less: accumulated amortization ..     (103,452)      (101,724)
                                     ---------      ---------
   Total ........................    $   8,281      $  10,009
                                     =========      =========

     Amortization expense for the three months ended February 28, 2007 and February 28, 2006 was approximately $1,700. Amortization expense is expected to be approximately $6,900 in fiscal 2007 and approximately $3,100 in fiscal 2008.

     Stock Compensation For the first quarter of fiscal 2007, we have recorded stock compensation expense of $178,255 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants during fiscal 2006. No stock options or restricted common shares were granted during the first quarter of 2007 or during the first quarter of fiscal 2006, and no stock options or restricted common shares vested during the first quarter of fiscal 2007 or during the first quarter of fiscal 2006. During the three months ended February 28, 2007, 1,500 stock options were exercised by one of our employees for gross proceeds to us of $20,325. The intrinsic value of these exercised stock options was $8,940. There were no stock option exercises during the three months ended February 28, 2006.

     As of February 28, 2007, there was $3,082,600 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of 4.25 years. In addition, as of February 28, 2007, the aggregate intrinsic value of stock options outstanding was $30,022,105, and the aggregate intrinsic value of stock options exercisable was $29,248,895.

     No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first quarter of fiscal 2007 or during the first quarter of fiscal 2006.

     Net Income Per Common Share - basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding - diluted includes the potential dilution that could occur for common shares issuable under stock options or warrants. The difference between weighted average shares - diluted and weighted average shares
- basic is calculated as follows:

                                    February 28, 2007   February 28, 2006
                                    -----------------   -----------------
Weighted average shares - basic         13,164,210          10,715,885
Add: effect of dilutive common
   shares and warrants                   1,472,764           1,607,819
                                        ----------          ----------
Weighted average shares - diluted       14,636,974          12,323,704

     For the three months ended February 28, 2007 there were no stock options outstanding that were excluded from the computation of net income per common share - diluted, and for the three months ended February 28, 2006 there were 500 stock options outstanding that were excluded from the computation of net income per common share - diluted, as the exercise price of these options exceeded the average price per share of our common shares. In addition, at February 28, 2006, there were 2,100,000 warrants outstanding that were excluded from the computation, as the warrants were contingent on achieving specified future sales targets that we did not expect to achieve. These warrants expired unexercised in November 2006. As of February 28, 2007 we had outstanding 2,070,490 warrants and options to purchase common shares, and as of February 28, 2006 we had outstanding 4,014,232 warrants and options to purchase common shares.

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                FEBRUARY 28, 2007

3.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                            FEBRUARY 28,   NOVEMBER 30,
                                2007           2006
                            ------------   ------------
Incentive Compensation ..     $187,500      $  495,014
Sales Commissions .......      148,677         277,521
Professional Fees .......      116,980          22,053
Taxes ...................       45,000         228,085
Warranty ................       21,250          19,900
Royalty .................        3,235          11,473
Clinical Research .......           --          60,005
401(k) Match ............           --          45,719
                              --------      ----------
   Total ................     $522,642      $1,159,770
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

5.   SEGMENT INFORMATION

     We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 100 percent of our net revenues in the first quarter of fiscal 2007 were derived from our INVOS System product line, compared to 98 percent of our net revenues in the first quarter of fiscal 2006.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2007

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

     OVERVIEW

     We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that continuously measures changes in the blood oxygen levels in the brain. We plan to launch the INVOS System into the neonatal ICU in 2007, after completing development and market research of a smaller SomaSensor. We are currently sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. If results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major general surgeries, consistent with FDA requirements. We expect to begin this marketing in 2009.

     In November 2005, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in somatic tissue blood oxygen saturation in regions of the body other than the brain in patients with or at risk for restricted blood flow. Our four-channel cerebral and somatic INVOS System monitor, which we launched in the second quarter of 2006, can display information from four SomaSensors, which allows for the simultaneous monitoring of changes in blood oxygen saturation in the brain and, in patients with or at risk for restricted blood flow, in somatic tissue.

     We also develop and market the CorRestore System for use in cardiac repair and reconstruction. In September 2004, the European Economic Community changed its regulations, limiting approval authority for animal tissue implant products sold in Europe to some independent registration agencies that do not include our registrar. Sales of CorRestore Systems represented less than one percent of our net revenues for the first quarter of fiscal 2007.

     NET REVENUES AND COST OF SALES

     We derive our revenues from sales of INVOS Systems and CorRestore Systems to hospitals in the United States through our direct sales team and independent sales representative firms. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Tyco Healthcare in Europe, Canada, the Middle East and Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable SomaSensors. Revenues from outside the United States contributed 17 percent to our first quarter fiscal 2007 net revenues. As a percentage of net revenues, the gross margin from our international sales is typically lower than the gross margin from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.

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

                                FEBRUARY 28, 2007

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

     - clinical research expenses, such as costs of supporting clinical trials; and

     - general and administrative expenses, such as the cost of corporate operations, professional services, stock compensation, insurance, warranty and royalty expenses, investor relations, depreciation and amortization, facilities expenses and other general operating expenses.

     We have increased the size of our direct sales team and expect to increase the size of our direct sales team in fiscal 2007. In addition we are evaluating placing direct salespersons and clinical specialists in Europe to support Tyco Healthcare. We also expect our clinical research expenses to increase in fiscal 2007 as a result of sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. As a result, we expect selling, general and administrative expenses to increase in fiscal 2007.

     Research, development and engineering expenses consist of:

     - salaries, wages and related expenses of our research and development personnel and consultants;

     -    costs of various development projects; and

     - costs of preparing and processing applications for FDA clearance of new products.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2006

     NET REVENUES. Our net revenues increased $2,271,157, or 39 percent, from $5,753,715 in the three-month period ended February 28, 2006 to $8,024,872 in the three-month period ended February 28, 2007. The increase in net revenues is primarily attributable to:

     - an increase in U.S. sales of $1,806,689, or 37 percent, from $4,835,631 in the first quarter of fiscal 2006 to $6,642,320 in the first quarter of fiscal 2007. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $1,052,510, or 26 percent, primarily as a result of a 19 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $827,325, or 134 percent, primarily as a result of increased purchases by pediatric hospitals; and

     - an increase in international sales of $464,468, or 51 percent, from $918,084 in the first quarter of fiscal 2006 to $1,382,552 in the first quarter of fiscal 2007. The increase in international sales was primarily due to increased purchases of the INVOS System monitor and disposable SomaSensor by Tyco Healthcare in Europe. In the first quarter of fiscal 2007, international sales represented 17 percent of our net revenues, compared to 16 percent of our net revenues in the first quarter of fiscal 2006. Purchases by Tyco Healthcare accounted for 14 percent of net revenues in the first quarter of fiscal 2007, compared to 11 percent in the first quarter of fiscal 2006.

     In the United States, we sold 52,680 SomaSensors in the first quarter of fiscal 2007, and internationally, we sold 29,270 SomaSensors in the first quarter of fiscal 2007. We placed 127 INVOS System monitors in the United States and 67 internationally in the first quarter of fiscal 2007, and our installed base of INVOS System monitors in the United States was 1,624, in 610 hospitals, as of February 28, 2007.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2007

     Sales of our products as a percentage of net revenues were as follows:

                           THREE MONTHS ENDED FEBRUARY 28,
                           -------------------------------
PRODUCT                              2007   2006
-------                              ----   ----
SomaSensors ............              74%    79%
INVOS System Monitors ..              26%    19%
                                     ---    ---
   Total INVOS System ..             100%    98%
CorRestore Systems .....              --      2%
                                     ---    ---
   Total ...............             100%   100%
                                     ===    ===

     GROSS MARGIN. Gross margin as a percentage of net revenues was 88 percent for the three months ended February 28, 2007 and for the three months ended February 28, 2006. We realized a five percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitors to pediatric hospitals in the United States. The increase in our average selling prices in the United States is attributable to increased sales of our pediatric SomaSensor, which sells for a higher price than the adult SomaSensor. These increases in gross margin described above were offset by increased international sales due to the lower margin we receive on sales to our distributors.

     RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES. Our research, development and engineering expenses decreased $64,700, or 36 percent, from $178,066 in the first quarter of fiscal 2006 to $113,366 in the first quarter of fiscal 2007. The decrease is primarily attributable to a decrease in development costs associated with our four-channel cerebral and somatic INVOS System monitor, which was launched in the second quarter of fiscal 2006. We expect our research, development and engineering expenses to increase in fiscal 2007, primarily as a result of development costs associated with advances to the design and performance features of the INVOS System, including the disposable SomaSensor, and the hiring of additional research and development personnel.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,811,555, or 52 percent, from $3,507,881 for the three months ended February 28, 2006 to $5,319,436 for the three months ended February 28, 2007, primarily due to:

     - a $802,873 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 51 employees for the three months ended February 28, 2006 to an average of 82 employees for the three months ended February 28, 2007);

     - a $390,858 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, primarily sales training and advertising;

     - a $359,532 increase in employee sales commissions as a result of increased sales and hiring additional sales employees;

     - a $178,255 increase in stock compensation expense due to stock compensation issued to directors, officers, employees and a consultant in the third quarter of 2006; and

     - a $145,179 increase in professional service fees, primarily due to increased legal and audit fees.

These increases were partially offset by a $154,927 decrease in commissions paid to our independent sales representative firms as a result of fewer independent sales representative firms in the first quarter of 2007.

We expect our selling, general and administrative expenses to increase in fiscal 2007, primarily as a result of our hiring additional direct sales personnel in fiscal 2007, increased employee sales commissions payable as a result of increased sales, increased clinical research expense, increased stock compensation expenses, and increased sales and marketing expenses.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2007

     OTHER INCOME. During the first quarter of fiscal 2007, interest income increased to $960,488, from $140,136 in the first quarter of 2006, primarily due to our increased cash, cash equivalents, marketable securities and long-term investment balances as a result of the proceeds from our public offering of common shares that closed in the second quarter of fiscal 2006, and increased interest rates.

     INCOME TAX PROVISION. During the first quarter of fiscal 2007 and 2006, we recognized income tax expense at an estimated effective tax rate of 34 percent on our statement of operations, and we expect this to continue for future periods.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     Our principal sources of operating funds have been the proceeds from sales of our common shares and cash provided by operating activities.

     As of February 28, 2007, we did not have any outstanding or available debt financing arrangements, we had working capital of $70.0 million and our primary sources of liquidity were $29.5 million of cash and cash equivalents, $29.9 million of marketable securities and $13.0 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.

     We believe that cash, cash equivalents, marketable securities and long-term investments on hand at February 28, 2007 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

     CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash provided by operations during the first quarter of fiscal 2007 and 2006 was $869,377 and $1,610,962, respectively. In the first quarter of fiscal 2007, cash was provided primarily by:

     - $2,912,446 of net income before income taxes and non-cash depreciation, amortization and stock compensation expense; and

     - a $119,906 decrease in prepaid expenses, primarily due to the amortization of prepaid insurance payments made in fiscal 2006;

Cash provided by operations in the first quarter of fiscal 2007 was partially offset by:

     - a $826,996 increase in accounts receivable, primarily as a result of higher first quarter sales in fiscal 2007 than in the fourth quarter of fiscal 2006 and the timing of more of the sales in fiscal 2007 towards the end of the first quarter;

     - a $637,128 decrease in accrued liabilities, primarily as a result of the payment of year-end 2006 accruals, including incentive compensation, sales commissions, income taxes, clinical research expenses, and 401(k) matching contributions, partially offset by increased accrued professional fees, primarily legal and auditing fees; and

     - a $627,283 increase in inventories, primarily due to the acquisition of components associated with our SomaSensors and our INVOS System monitor due to anticipated sales; inventories on our balance sheet

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2007

          increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below.

     We expect our working capital requirements to increase as sales increase.

     The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $191,363 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during the first quarter of fiscal 2007, compared to $131,612 in the first quarter of fiscal 2006. As of February 28, 2007, we have capitalized $2,830,665 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,597,149. We depreciate these assets over five years.

     CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used in investing activities in the first quarter of fiscal 2007 and 2006 was $106,822 and $363,975, respectively. In the first quarter of fiscal 2007, these expenditures were primarily for investments in marketable securities and long-term investments of $10,072,373, partially offset by maturities of marketable securities and long-term investments of $10,000,000.

     CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash provided by financing activities in the first quarter of fiscal 2007 and 2006 was $20,325 and $0, respectively. During the first quarter of fiscal 2007, we issued 1,500 common shares as a result of the exercise of stock options by an employee, for proceeds of $20,325.

CONTRACTUAL OBLIGATIONS

     As of February 28, 2007, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006 under the caption "Contractual Obligations."

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements or financing activities.

CRITICAL ACCOUNTING POLICIES

     We believe our most significant accounting policies relate to our accounting treatment of stock compensation of employees, our accounting treatment for income taxes, and our revenue recognition associated with our no capital cost sales program.

     STOCK COMPENSATION

     For the first quarter of fiscal 2007, we have recorded stock compensation expense of $178,255 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants during fiscal 2006. No stock options or restricted common shares were granted during the first quarter of 2007 or during the first quarter of fiscal 2006.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                FEBRUARY 28, 2007

     As of February 28, 2007, there was $3,082,600 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of 4.25 years. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first quarter of fiscal 2007 or during the first quarter of fiscal 2006.

     The fair value of our stock option grants have been estimated on the date of grant using the Black-Scholes option-pricing model with assumptions regarding volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period), risk-free rate, expected lives and dividend yields. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance. Different assumptions could significantly change the calculated grant date fair value, and, therefore, the amount of stock compensation expense we recognize over the vesting period of the awards. We believe, however, that our estimates are appropriate.

     INCOME TAXES

     We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent four fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets, and the reversal of part of our valuation allowance, included assuming that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2007 and making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. In reversing a portion of our valuation allowance, in fiscal years 2006, 2005 and 2004, we concluded that it was more likely than not that approximately $10,944,000 of such assets would be realized as of November 30, 2006. As of February 28, 2007, we have concluded that it is more likely than not that approximately $10,099,000 of such assets will be realized.

     During fiscal 2004, we adjusted our deferred tax asset valuation allowance resulting in the recognition of a deferred tax asset of $6,700,000 related to the expected future benefits of our net operating loss carryforwards, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." During fiscal 2005, we further adjusted our deferred tax asset valuation allowance resulting in the recognition of an additional net deferred tax asset of $3,300,000, and during fiscal 2006 we further adjusted our deferred tax asset valuation allowance resulting in recognition of an additional net deferred tax asset of $750,000.

     The effect of recognizing this asset on our balance sheet, and associated tax benefit on our statement of operations, is to increase our net income for fiscal 2006 to $10,399,957, or $0.75 per diluted common share, to increase our net income for fiscal 2005 to $7,751,087, or $0.66 per diluted common share, and to increase our net income for fiscal 2004 to $8,706,576, or $0.77 per diluted common share. Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.

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

                                FEBRUARY 28, 2007

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

                                                         FEBRUARY 28, 2007
                                               EXPECTED MATURITY DATES BY FISCAL YEAR
                                      -------------------------------------------------------
                                         2007         2008         2009     2010   THEREAFTER      TOTAL     FAIR VALUE
                                      ----------   ----------   ---------   ----   ----------   ----------   ----------
INVESTMENTS:
Marketable Securities and Long-term
   Investments:
   Fixed Rate ($)                     15,963,426   21,944,845   5,000,000     --        --      42,908,271   42,961,850
      Average interest rate                 5.18%        5.25%       5.39%   N/A       N/A            5.24%

     During the first quarter of fiscal 2007, one of our bonds matured for approximately $5,000,000 and one of our bonds that was due to mature in 2009 was called for approximately $5,000,000. We reinvested the proceeds into new bonds with maturity dates in fiscal 2008.

ITEM 4. CONTROLS AND PROCEDURES

          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of February 28, 2007 and any change in our internal control over financial reporting that occurred during our first fiscal quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of February 28, 2007. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our first fiscal quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

                                        Somanetics Corporation
                                        (Registrant)


Date: April 3, 2007                     By: /s/ William M. Iacona
                                            ------------------------------------
                                            William M. Iacona
                                            Vice President and Chief Financial
                                            Officer, Controller and Treasurer
                                            (Duly Authorized and Principal
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