Form 10-Q
period 2007-05-31
SOMANETICS CORP
filed 2007-06-29
CIK 704328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MAY 31, 2007

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

Yes [ ] No [X]

     Number of common shares outstanding at June 29, 2007: 13,178,961

                          PART I FINANCIAL INFORMATION

                             SOMANETICS CORPORATION

                                 BALANCE SHEETS

                                                                            MAY 31,     NOVEMBER 30,
                                                                             2007           2006
                                                                         ------------   ------------
                                                                          (Unaudited)     (Audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .........................................   $ 31,434,781   $ 28,734,869
   Marketable securities .............................................     26,974,744     20,918,134
   Accounts receivable ...............................................      5,349,216      4,740,043
   Inventory .........................................................      2,771,228      2,172,458
   Accrued interest receivable .......................................        425,153        351,666
   Prepaid expenses ..................................................        255,197        494,822
   Deferred tax asset - current ......................................      3,190,027      2,761,217
                                                                         ------------   ------------
      Total current assets ...........................................     70,400,346     60,173,209
                                                                         ------------   ------------
PROPERTY AND EQUIPMENT (at cost):
   Demonstration and no capital cost sales equipment at customers ....      3,060,197      2,650,939
   Machinery and equipment ...........................................      1,374,722      1,263,015
   Furniture and fixtures ............................................        301,483        300,037
   Leasehold improvements ............................................        197,575        195,565
                                                                         ------------   ------------
      Total ..........................................................      4,933,977      4,409,556
   Less accumulated depreciation and amortization ....................     (2,626,442)    (2,285,279)
                                                                         ------------   ------------
      Net property and equipment .....................................      2,307,535      2,124,277
                                                                         ------------   ------------
OTHER ASSETS:
   Long-term investments .............................................     17,970,387     21,917,764
   Deferred tax asset - non-current ..................................      5,733,960      8,182,783
   Intangible assets, net ............................................          6,553         10,009
   Other .............................................................         15,000         15,000
                                                                         ------------   ------------
      Total other assets .............................................     23,725,900     30,125,556
                                                                         ------------   ------------
TOTAL ASSETS .........................................................   $ 96,433,781   $ 92,423,042
                                                                         ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..................................................   $    962,202   $  1,045,727
   Accrued liabilities ...............................................        702,647      1,159,770
                                                                         ------------   ------------
      Total current liabilities ......................................      1,664,849      2,205,497
                                                                         ------------   ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred shares; authorized, 1,000,000 shares of $.01 par value;
      no shares issued or outstanding ................................             --             --
   Common shares; authorized, 20,000,000 shares of $.01 par value;
      issued and outstanding, 13,178,961 shares at May 31, 2007,
      and 13,163,627 shares at November 30, 2006 .....................        131,790        131,636
   Additional paid-in capital ........................................    117,278,237    116,817,012
   Accumulated deficit ...............................................    (22,641,095)   (26,731,103)
                                                                         ------------   ------------
      Total shareholders' equity .....................................     94,768,932     90,217,545
                                                                         ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................   $ 96,433,781   $ 92,423,042
                                                                         ============   ============

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS                 SIX MONTHS
                                                    ENDED MAY 31,               ENDED MAY 31,
                                              -------------------------   -------------------------
                                                  2007          2006          2007          2006
                                              -----------   -----------   -----------   -----------
NET REVENUES ..............................   $ 9,122,178   $ 7,394,857   $17,147,050   $13,148,571
COST OF SALES .............................     1,047,117       924,497     2,048,840     1,634,996
                                              -----------   -----------   -----------   -----------
   Gross Margin ...........................     8,075,061     6,470,360    15,098,210    11,513,575
                                              -----------   -----------   -----------   -----------
OPERATING EXPENSES:
   Research, development and engineering ..       164,421       141,011       277,787       319,077
   Selling, general and administrative ....     5,270,093     3,852,667    10,589,529     7,360,548
                                              -----------   -----------   -----------   -----------
      Total operating expenses ............     5,434,514     3,993,678    10,867,316     7,679,625
                                              -----------   -----------   -----------   -----------
OPERATING INCOME ..........................     2,640,547     2,476,682     4,230,894     3,833,950
                                              -----------   -----------   -----------   -----------
OTHER INCOME:
   Interest income ........................     1,005,598       817,943     1,966,086       958,080
                                              -----------   -----------   -----------   -----------
      Total other income ..................     1,005,598       817,943     1,966,086       958,080
                                              -----------   -----------   -----------   -----------
INCOME BEFORE INCOME TAXES ................     3,646,145     3,294,625     6,196,980     4,792,030
                                              -----------   -----------   -----------   -----------
INCOME TAX PROVISION ......................     1,239,689     1,120,173     2,106,973     1,629,290
                                              -----------   -----------   -----------   -----------
NET INCOME ................................   $ 2,406,456   $ 2,174,452   $ 4,090,007   $ 3,162,740
                                              -----------   -----------   -----------   -----------
NET INCOME PER COMMON SHARE - BASIC .......   $      0.18   $      0.17   $      0.31   $      0.27
                                              -----------   -----------   -----------   -----------
NET INCOME PER COMMON SHARE - DILUTED .....   $      0.17   $      0.15   $      0.28   $      0.24
                                              -----------   -----------   -----------   -----------
WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC ....................    13,171,881    12,895,472    13,168,088    11,817,654
                                              ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED ..................    14,575,237    14,353,075    14,601,768    13,360,564
                                              ===========   ===========   ===========   ===========

                        See notes to financial statements

                             SOMANETICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      FOR THE SIX-MONTH
                                                                                        PERIODS ENDED
                                                                                 ---------------------------
                                                                                    MAY 31,        MAY 31,
                                                                                     2007           2006
                                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................................   $  4,090,007   $  3,162,740
   Adjustments to reconcile net income to net cash provided by operations:
      Income tax provision ...................................................      2,106,973      1,629,290
      Depreciation and amortization ..........................................        382,798        263,387
      Stock compensation expense .............................................        361,714             --
      Changes in assets and liabilities:
         Accounts receivable (increase) ......................................       (609,173)      (598,432)
         Accrued interest income (increase) ..................................        (73,486)            --
         Inventory (increase) ................................................     (1,046,208)    (1,156,104)
         Deferred income tax benefit (increase) ..............................       (280,960)            --
         Prepaid expenses decrease ...........................................        239,625        459,886
         Accounts payable increase (decrease) ................................        (83,525)       335,265
         Accrued liabilities (decrease) ......................................       (457,123)      (579,608)
         Accrued income tax expense decrease .................................        194,000             --
                                                                                 ------------   ------------
      Net cash provided by operating activities ..............................      4,824,642      3,516,424
                                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities and long-term investments ..............    (25,109,233)   (48,206,996)
   Proceeds from maturities of marketable securities and
      long-term investments ..................................................     23,000,000             --
   Acquisition of property and equipment (net) ...............................       (115,163)      (461,299)
                                                                                 ------------   ------------
      Net cash (used in) investing activities ................................     (2,224,396)   (48,668,295)
                                                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares ...................................             --     51,234,342
   Proceeds from issuance of common shares due to exercise of stock options ..         99,666         44,305
                                                                                 ------------   ------------
      Net cash provided by financing activities ..............................         99,666     51,278,647
                                                                                 ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................................      2,699,912      6,126,776
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................     28,734,869     13,148,237
                                                                                 ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................   $ 31,434,781   $ 19,275,013
                                                                                 ============   ============
Supplemental Disclosure of Non cash investing activities:
   Demonstration and no capital cost sales equipment capitalized
      from inventory (Note 2) ................................................   $    447,437   $    243,478

                        See notes to financial statements

                             SOMANETICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2007

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

          The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary for a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the six-month period ended May 31, 2007 do not necessarily indicate the results that you should expect for the year ending November 30, 2007. You should read the unaudited interim financial statements together with the financial statements and related notes for the year ended November 30, 2006 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds, classified as held to maturity, maturing approximately twelve months to four years from the date of acquisition, are stated at an amortized cost of $44,945,131, and have a market value of $44,881,060 at May 31, 2007.

          Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

                            MAY 31,     NOVEMBER
                             2007       30, 2006
                          ----------   -----------
Purchased components...   $1,970,037   $1,456,059
Finished goods.........      566,147      610,016
Work in process........      235,044      106,383
                          ----------   ----------
   Total...............   $2,771,228   $2,172,458
                          ==========   ==========

          Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Depreciation expense was $379,342 and $259,932 for the six-month periods ended May 31, 2007 and May 31, 2006, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of May 31, 2007, we have capitalized $3,060,197 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,713,856. As of November 30, 2006, we have capitalized $2,650,939 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,529,946. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.

          Intangible Assets consist of patents and trademarks. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                  MAY 31, 2007

                                     MAY 31,     NOVEMBER
                                       2007      30, 2006
                                    ---------   ---------
Patents and trademarks ..........   $ 111,733   $ 111,733
Less: accumulated amortization ..    (105,180)   (101,724)
                                    ---------   ---------
   Total ........................   $   6,553   $  10,009
                                    =========   =========

          Amortization expense for the six months ended May 31, 2007 and May 31, 2006 was approximately $3,500. Amortization expense is expected to be approximately $6,900 in fiscal 2007 and approximately $3,100 in fiscal 2008.

          Stock Compensation For the first two quarters of fiscal 2007, we have recorded stock compensation expense of $361,714 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants during fiscal 2006 and fiscal 2007. During the first six months of fiscal 2007, we granted 16,000 stock options to one of our officers and two of our employees. These 10-year options were granted under the 2005 Stock Incentive Plan, and were granted in April 2007 at an exercise price of $18.85 (the closing sale price of the common shares as of the date of grant). The weighted-average grant-date fair value of the options granted was $9.76. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 47.00 percent, risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) 5.0 percent, expected lives of 6 years and a dividend yield of 0 percent.

          No stock options or restricted common shares were granted during the first two quarters of fiscal 2006, and no stock options or restricted common shares vested during the first two quarters of fiscal 2007 or during the first two quarters of fiscal 2006. During the six months ended May 31, 2007, 15,334 stock options were exercised by our employees, a former director, and a consultant for gross proceeds to us of $99,666. The intrinsic value of these exercised stock options was $187,323. During the six months ended May 31, 2006, 7,333 stock options were exercised by our employees and a former director for gross proceeds to us of $44,305. The intrinsic value of these exercised stock options was $101,503.

          As of May 31, 2007, there was $3,055,262 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of 4 years. In addition, as of May 31, 2007, the aggregate intrinsic value of stock options outstanding was $25,327,856, and the aggregate intrinsic value of stock options exercisable was $25,083,653.

          No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first two quarters of fiscal 2007 or during the first two quarters of fiscal 2006.

          On April 19, 2007, our shareholders approved an amendment to the Somanetics Corporation 2005 Stock Incentive Plan to increase the number of common shares reserved for issuance under the 2005 Plan by 600,000 shares, from 600,000 to 1,200,000 shares, subject to shareholder approval at the 2007 Annual Meeting of Shareholders.

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

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                  MAY 31, 2007

                                              2007
                                    -----------------------
                                       Three
                                      Months     Six Months
                                    ----------   ----------
Weighted average shares - basic     13,171,881   13,168,088
Add: effect of dilutive common
   shares                            1,403,356    1,433,680
                                    ----------   ----------
Weighted average shares - diluted   14,575,237   14,601,768

                                              2006
                                    -----------------------
                                       Three
                                      Months     Six Months
                                    ----------   ----------
Weighted average shares - basic     12,895,472   11,817,654
Add: effect of dilutive common
   shares and warrant                1,457,603    1,542,910
                                    ----------   ----------
Weighted average shares - diluted   14,353,075   13,360,564

          For the three and six months ended May 31, 2007 there were 16,000 stock options outstanding that were excluded from the computation of net income per common share - diluted, and for the three and six months ended May 31, 2006 there were 500 stock options outstanding that were excluded from the computation of net income per common share - diluted, as the exercise price of these options exceeded the average price per share of our common shares. In addition, at May 31, 2006, there were 2,100,000 warrants outstanding that were excluded from the computation, as the warrants were contingent on achieving specified future sales targets that we did not expect to achieve. These warrants expired unexercised in November 2006. As of May 31, 2007 we had outstanding 2,072,656 stock options to purchase common shares, and as of May 31, 2006 we had outstanding 4,006,899 warrants and options to purchase common shares.

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

                             SOMANETICS CORPORATION

                                   (UNAUDITED)

                                  MAY 31, 2007

          In reversing a portion of our valuation allowance, in fiscal years 2006, 2005 and 2004, we concluded that it was more likely than not that approximately $10,944,000 of such assets would be realized as of November 30, 2006. As of May 31, 2007, we have concluded that it is more likely than not that approximately $8,924,000 of such assets will be realized.

          During the first six months of fiscal 2007 and fiscal 2006, we recognized income tax expense at an estimated effective tax rate of 34% on our statement of operations.

4.   ACCRUED LIABILITIES

          Accrued liabilities consist of the following:

                             MAY 31,    NOVEMBER
                              2007      30, 2006
                            --------   ----------
Incentive Compensation ..   $347,737   $  495,014
Sales Commissions .......    295,674      277,521
Professional Fees .......     38,531       22,053
Warranty ................     17,440       19,900
Royalty .................      3,265       11,473
Taxes ...................         --      228,085
Clinical Research .......         --       60,005
401(k) Match ............         --       45,719
                            --------   ----------
   Total ................   $702,647   $1,159,770
                            ========   ==========

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

6.   SEGMENT INFORMATION

          We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 100 percent of our net revenues in the first two quarters of fiscal 2007 were derived from our INVOS System product line, compared to 99 percent of our net revenues in the first two quarters of fiscal 2006.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2007

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

     OVERVIEW

          We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that continuously measures changes in the blood oxygen levels in the brain and elsewhere in the body in somatic, or skeletal muscle, tissue in patients with or at risk for restricted blood flow. We plan to launch the INVOS System into the neonatal ICU in 2007, after completing market research of a smaller SomaSensor. We are currently sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. If results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major general surgeries, consistent with FDA requirements. We expect to begin this marketing in 2009.

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

          We also develop and market the CorRestore System for use in cardiac repair and reconstruction. In September 2004, the European Economic Community changed its regulations, limiting approval authority for animal tissue implant products sold in Europe to some independent registration agencies that do not include our registrar. Sales of CorRestore Systems represented less than one percent of our net revenues for the first six months of fiscal 2007.

     NET REVENUES AND COST OF SALES

          We derive our revenues from sales of INVOS Systems and CorRestore Systems to hospitals in the United States through our direct sales team and independent sales representative firms. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Tyco Healthcare in Europe, Canada, the Middle East and Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable SomaSensors. Revenues from outside the United States contributed 16 percent to our first six months of fiscal 2007 net revenues. As a percentage of net revenues, the gross margin from our international sales is typically lower than the gross margin from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.

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

                                  MAY 31, 2007

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

          We have increased the size of our direct sales team and expect to increase the size of our direct sales team in fiscal 2007. In addition we are evaluating placing salespersons and clinical specialists in Europe to support Tyco Healthcare. We also expect our clinical research expenses to increase in fiscal 2007 as a result of sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. As a result, we expect selling, general and administrative expenses to increase in fiscal 2007.

          Research, development and engineering expenses consist of:

     - salaries, wages and related expenses of our research and development personnel and consultants;

     -    costs of various development projects; and

     - costs of preparing and processing applications for FDA clearance of new products.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MAY 31, 2007 COMPARED TO THREE MONTHS ENDED MAY 31, 2006

          NET REVENUES. Our net revenues increased $1,727,321, or 23 percent, from $7,394,857 in the three-month period ended May 31, 2006 to $9,122,178 in the three-month period ended May 31, 2007. The increase in net revenues is primarily attributable to:

     - an increase in U.S. sales of $1,895,397, or 32 percent, from $5,845,638 in the second quarter of fiscal 2006 to $7,741,035 in the second quarter of fiscal 2007. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $1,421,960, or 30 percent, primarily as a result of a 24 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $504,287, or 51 percent, primarily as a result of increased purchases by pediatric hospitals; and

     - a decrease in international sales of $168,076, or 11 percent, from $1,549,219 in the second quarter of fiscal 2006 to $1,381,143 in the second quarter of fiscal 2007. The decrease in international sales was primarily due to decreased purchases of our INVOS System monitor by Tyco Healthcare in Europe, as a result of purchases made in the second quarter of fiscal 2006 in connection with the launch of our four-channel cerebral and somatic INVOS System monitor, partially for evaluation and demonstration purposes. This decrease in INVOS System monitor purchases was partially offset by increased purchases of the disposable SomaSensor by Tyco Healthcare. In the second quarter of fiscal 2007, international sales represented 15 percent of our net revenues, compared to 21 percent of our net revenues in the second quarter of fiscal 2006. Purchases by Tyco Healthcare accounted for 11 percent of net revenues in the second quarter of fiscal 2007, compared to 16 percent in the second quarter of fiscal 2006.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2007

          We sold 62,570 SomaSensors in the United States and 20,690 internationally in the second quarter of fiscal 2007. We placed 121 INVOS System monitors in the United States and 95 internationally in the second quarter of fiscal 2007, and our installed base of INVOS System monitors in the United States was 1,745, in 633 hospitals, as of May 31, 2007.

          Sales of our products as a percentage of net revenues were as follows:

                           THREE MONTHS
                          ENDED MAY 31,
                          -------------
PRODUCT                    2007   2006
-------                    ----   ----
SomaSensors ............     74%    70%
INVOS System Monitors ..     26%    29%
                            ---    ---
   Total INVOS System ..    100%    99%
CorRestore Systems .....     --      1%
                            ---    ---
   Total ...............    100%   100%
                            ===    ===

          GROSS MARGIN. Gross margin as a percentage of net revenues was 89 percent for the three months ended May 31, 2007 and 87 percent for the three months ended May 31, 2006. The increase in our gross margin percentage is primarily attributable to a five percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitors to pediatric hospitals in the United States. The increase in our average selling prices in the United States is attributable to increased sales of our pediatric SomaSensor, which sells for a higher price than the adult SomaSensor. In addition, we realized increased sales in the United States which have a higher gross margin than sales to our international distributors, partially as a result of stocking orders for our latest model INVOS System by Tyco Healthcare in the second quarter of 2006.

          RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES. Our research, development and engineering expenses increased $23,410, or 17 percent, from $141,011 in the second quarter of fiscal 2006 to $164,421 in the second quarter of fiscal 2007. The increase is primarily attributable to an increase in development costs associated with our smaller disposable SomaSensor. We expect our research, development and engineering expenses to increase in fiscal 2007, primarily as a result of development costs associated with advances to the design and performance features of the INVOS System, including the disposable SomaSensor, and the hiring of additional research and development personnel.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,417,426, or 37 percent, from $3,852,667 for the three months ended May 31, 2006 to $5,270,093 for the three months ended May 31, 2007, primarily due to:

     - a $761,000 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 56 employees for the three months ended May 31, 2006 to an average of 87 employees for the three months ended May 31, 2007);

     - a $353,069 increase in employee sales commissions as a result of increased sales and hiring additional sales employees;

     - a $234,632 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, primarily sales training, trade shows and advertising;

     - a $183,459 increase in stock compensation expense due to stock compensation issued to directors, officers, employees and a consultant in the third quarter of 2006; and

     - a $171,873 increase in accrued incentive compensation expense due to our year-to-date 2007 financial performance, primarily increased sales and operating income in accordance with the 2007 incentive compensation plans.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2007

These increases were partially offset by a $281,204 decrease in commissions paid to our independent sales representative firms as a result of fewer independent sales representative firms in the second quarter of 2007.

          We expect our selling, general and administrative expenses to increase in fiscal 2007, primarily as a result of our hiring additional sales personnel in fiscal 2007, increased employee sales commissions payable as a result of increased sales, increased clinical research expense, increased stock compensation expenses, and increased sales and marketing expenses.

          OTHER INCOME. During the second quarter of fiscal 2007, interest income increased to $1,005,598, from $817,943 in the second quarter of 2006, primarily due to our increased cash, cash equivalents, marketable securities and long-term investment balances, and increased interest rates.

          INCOME TAX PROVISION. During the second quarter of fiscal 2007 and 2006, we recognized income tax expense at an estimated effective tax rate of 34 percent on our statement of operations, and we expect this to continue for future periods.

     SIX MONTHS ENDED MAY 31, 2007 COMPARED TO SIX MONTHS ENDED MAY 31, 2006

          NET REVENUES. Our net revenues increased $3,998,479, or 30 percent, from $13,148,571 in the six-month period ended May 31, 2006 to $17,147,050 in the six-month period ended May 31, 2007. The increase in net revenues is primarily attributable to:

     - an increase in U.S. sales of $3,702,086, or 35 percent, from $10,681,269 in the first six months of fiscal 2006 to $14,383,355 in the first six months of fiscal 2007. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $2,474,469, or 28 percent, primarily as a result of a 22 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $1,331,612, or 83 percent, primarily as a result of increased purchases by pediatric hospitals; and

     - an increase in international sales of $296,392, or 12 percent, from $2,467,303 in the first six months of fiscal 2006 to $2,763,695 in the first six months of fiscal 2007. The increase in international sales was primarily due to increased purchases of the disposable SomaSensor by Tyco Healthcare in Europe, partially offset by decreased purchases of our INVOS System monitor. The decrease in monitor purchases is a result of purchases made in the second quarter of fiscal 2006 in connection with the launch of our four-channel cerebral and somatic INVOS System monitor, partially for evaluation and demonstration purposes. In the first six months of fiscal 2007, international sales represented 16 percent of our net revenues, compared to 19 percent of our net revenues in the first six months of fiscal 2006. Purchases by Tyco Healthcare accounted for 13 percent of net revenues in the first six months of fiscal 2007, compared to 14 percent in the first six months of fiscal 2006.

     We sold 115,250 SomaSensors in the United States and 49,960 internationally in the first six months of fiscal 2007. We placed 248 INVOS System monitors in the United States and 162 internationally in the first six months of fiscal 2007.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2007

          Sales of our products as a percentage of net revenues were as follows:

                               SIX MONTHS
                             ENDED MAY 31,
                             -------------
PRODUCT                       2007   2006
-------                       ----   ----
SomaSensors ..............     74%    74%
INVOS System Monitors ....     26%    25%
                              ---    ---
    Total INVOS System ...    100%    99%
CorRestore Systems .......     --      1%
                              ---    ---
    Total ................    100%   100%
                              ===    ===

          GROSS MARGIN. Gross margin as a percentage of net revenues was 88 percent for the six months ended May 31, 2007 and 88 percent for the six months ended May 31, 2006. We realized a five percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitors to pediatric hospitals in the United States. The increase in our average selling prices in the United States is attributable to increased sales of our pediatric SomaSensor, which sells for a higher price than the adult SomaSensor. In addition, we realized increased sales in the United States which have a higher gross margin than sales to our international distributors.

          RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES. Our research, development and engineering expenses decreased $41,290, or 13 percent, from $319,077 in the first two quarters of fiscal 2006 to $277,787 in the first two quarters of fiscal 2007. The decrease is primarily attributable to an $88,768 decrease in development costs associated with our four-channel cerebral and somatic INVOS System monitor, which was launched in the second quarter of fiscal 2006, partially offset by a $25,214 increase in development costs associated with our smaller disposable SomaSensor.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3,228,981, or 44 percent, from $7,360,548 for the six months ended May 31, 2006 to $10,589,529 for the six months ended May 31, 2007, primarily due to:

     - a $1,563,873 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 54 employees for the six months ended May 31, 2006 to an average of 83 employees for the six months ended May 31, 2007);

     - a $712,601 increase in employee sales commissions as a result of increased sales and hiring additional sales employees;

     - a $568,781 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, primarily sales training and advertising;

     - a $361,714 increase in stock compensation expense due to stock compensation issued to directors, officers, employees and a consultant in the third quarter of 2006;

     - a $134,373 increase in accrued incentive compensation expense due to our year-to-date 2007 financial performance, primarily increased sales and operating income in accordance with the 2007 incentive compensation plans;

     - a $116,832 increase in state tax expense attributable to payments made for estimated 2007 income and franchise taxes; and

     - a $94,289 increase in general corporate insurance expense, primarily due to increased coverage amounts and increased premium rates.

These increases were partially offset by a $436,130 decrease in commissions paid to our independent sales representative firms as a result of fewer independent sales representative firms in the first two quarters of 2007.

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2007

          OTHER INCOME. During the first six months of fiscal 2007, interest income increased to $1,966,086, from $958,080 in the first six months of 2006, primarily due to our increased cash, cash equivalents, marketable securities and long-term investment balances as a result of the proceeds from our public offering of common shares that closed in the second quarter of fiscal 2006 and cash provided by operating activities, and increased interest rates.

          INCOME TAX PROVISION. During the first six months of fiscal 2007 and 2006, we recognized income tax expense at an estimated effective tax rate of 34 percent on our statement of operations, and we expect this to continue for future periods.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

          Our principal sources of operating funds have been the proceeds from sales of our common shares and cash provided by operating activities.

          As of May 31, 2007, we did not have any outstanding or available debt financing arrangements, we had working capital of $68.7 million and our primary sources of liquidity were $31.4 million of cash and cash equivalents, $27.0 million of marketable securities and $18.0 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.

          We believe that cash, cash equivalents, marketable securities and long-term investments on hand at May 31, 2007 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

     CASH FLOWS FROM OPERATING ACTIVITIES

          Net cash provided by operations during the first six months of fiscal 2007 and 2006 was $4,824,642 and $3,516,424, respectively. In the first six months of fiscal 2007, cash was provided primarily by:

     - $6,941,492 of net income before income taxes and non-cash depreciation, amortization and stock compensation expense;

     - a $239,625 decrease in prepaid expenses, primarily due to the amortization of prepaid insurance payments made in fiscal 2006; and

     - a $194,000 decrease in accrued income tax expense as a result of payments made in the first six months of fiscal 2007.

Cash provided by operations in the first six months of fiscal 2007 was partially offset by:

     - a $1,046,208 increase in inventories, primarily due to the acquisition of components associated with our SomaSensors and our INVOS System monitor due to anticipated sales; inventories on our balance sheet increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below;

     - a $609,173 increase in accounts receivable, primarily as a result of higher second quarter sales in fiscal 2007 than in the fourth quarter of fiscal 2006, partially offset by more timely collections;

     - a $457,123 decrease in accrued liabilities, primarily as a result of the payment of year-end 2006 accruals, including incentive compensation, sales commissions, income taxes, clinical research expenses, and 401(k)

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2007

          matching contributions, partially offset by 2007 accrued incentive compensation and sales commissions; and

     - a $280,960 increase in deferred income tax benefits as a result of payments made for estimated alternative minimum tax that we expect will result in future tax credits when we use our net operating loss carryforwards.

          We expect our working capital requirements to increase as sales increase.

          The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $447,437 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during the first six months of fiscal 2007, compared to $243,478 in the first six months of fiscal 2006. As of May 31, 2007, we have capitalized $3,060,197 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,713,856. We depreciate these assets over five years.

     CASH FLOWS FROM INVESTING ACTIVITIES

          Net cash used in investing activities in the first six months of fiscal 2007 and 2006 was $2,224,396 and $48,668,295, respectively. In the first six months of fiscal 2007, these expenditures were primarily for investments in marketable securities and long-term investments of $25,109,233, partially offset by maturities of marketable securities and long-term investments of $23,000,000.

     CASH FLOWS FROM FINANCING ACTIVITIES

          Net cash provided by financing activities in the first six months of fiscal 2007 and 2006 was $99,666 and $51,278,647, respectively. During the first six months of fiscal 2007, we issued 15,334 common shares as a result of the exercise of stock options by our employees, a former director and a consultant, for proceeds of $99,666.

CONTRACTUAL OBLIGATIONS

          As of May 31, 2007, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006 under the caption "Contractual Obligations."

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

     STOCK COMPENSATION

          For the first two quarters of fiscal 2007, we have recorded stock compensation expense of $361,714 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants during fiscal 2006 and fiscal 2007. During the first two quarters of fiscal 2007, we granted 16,000 stock

                             SOMANETICS CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 2007

options to one of our officers and two of our employees, and no stock options or restricted common shares were granted during the first two quarters of fiscal 2006.

          As of May 31, 2007, there was $3,055,262 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of 4 years. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first two quarters of fiscal 2007 or during the first two quarters of fiscal 2006.

          The fair value of our stock option grants have been estimated on the date of grant using the Black-Scholes option-pricing model with assumptions regarding volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period), risk-free interest rate, expected lives and dividend yields. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance. For the stock options granted during the first six months of fiscal 2007, the assumptions were: volatility 47.00%, risk-free interest rate 5.0%, expected lives of 6 years, and a dividend yield of 0%. Different assumptions could significantly change the calculated grant date fair value, and, therefore, the amount of stock compensation expense we recognize over the vesting period of the awards. We believe, however, that our estimates are appropriate.

     INCOME TAXES

          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent four fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets, and the reversal of part of our valuation allowance, included assuming that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2007 and making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. In reversing a portion of our valuation allowance, in fiscal years 2006, 2005 and 2004, we concluded that it was more likely than not that approximately $10,944,000 of such assets would be realized as of November 30, 2006. As of May 31, 2007, we have concluded that it is more likely than not that approximately $8,924,000 of such assets will be realized.

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

                                  MAY 31, 2007

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

                                  MAY 31, 2007
                     EXPECTED MATURITY DATES BY FISCAL YEAR

                                     2007        2008      2009   2010      2011      THEREAFTER      TOTAL     FAIR VALUE
                                  ---------   ----------   ----   ----   ----------   ----------   ----------   ----------
INVESTMENTS:
Marketable Securities and Long-term Investments:
   Fixed Rate ($) .............   7,989,641   26,955,490     --     --   10,000,000        --      44,945,131   44,881,060
      Average interest rate ...        5.19%        5.25%   N/A    N/A         5.50%      N/A            5.29%

          During the first quarter of fiscal 2007, one of our bonds matured for approximately $5,000,000 and one of our bonds that was due to mature in 2009 was called for approximately $5,000,000. We reinvested the proceeds into new bonds with maturity dates in fiscal 2008. During the second quarter of fiscal 2007, two of our bonds matured for a total of approximately $8,000,000 and one of our bonds that was due to mature in 2009 was called for approximately $5,000,000. We reinvested the proceeds, along with an additional $2,000,000, into new bonds with maturity dates in fiscal 2008 and 2011.

ITEM 4. CONTROLS AND PROCEDURES

          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of May 31, 2007 and any change in our internal control over financial reporting that occurred during our second fiscal quarter ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of May 31, 2007. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our second fiscal quarter ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our Annual Meeting of Shareholders was held on April 19, 2007. At the Annual Meeting, Bruce J. Barrett was elected as a director and the terms of office of Dr. James I. Ausman, Richard R. Sorensen, Daniel S. Follis, and Robert
R. Henry as directors continued after the meeting. 11,217,385 votes were cast for Mr. Barrett's election and 494,116 votes were withheld from Mr. Barrett's election. There were no abstentions or broker non-votes in connection with the election of the director at the Annual Meeting.

          In addition, at the Annual Meeting of Shareholders, the shareholders approved an amendment to the Somanetics Corporation 2005 Stock Incentive Plan to increase the number of common shares reserved for issuance under the plan by 600,000 shares, from 600,000 to 1,200,000 shares. 5,270,336 votes were cast in favor of this proposal, 1,957,293 votes were cast against this proposal, and 37,234 votes abstained on this proposal. There were 4,446,638 broker non-votes in connection with the amendment to the 2005 Stock Incentive Plan at the Annual Meeting.

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

                                        Somanetics Corporation
                                        (Registrant)


Date: June 29, 2007                     By: /s/ William M. Iacona
                                            ------------------------------------
                                            William M. Iacona
                                            Vice President and Chief Financial
                                            Officer, Controller and Treasurer
                                            (Duly Authorized and Principal
                                            Financial Officer)

                                  EXHIBIT INDEX

Exhibit                                Description
-------   ----------------------------------------------------------------------
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