Form 10-Q
period 2007-08-31
SOMANETICS CORP
filed 2007-10-02
CIK 704328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0-19095
SOMANETICS CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2394784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1653 East Maple Road
Troy, Michigan
48083-4208
(Address of principal executive offices)
(Zip Code)
(248) 689-3050
(Registrant’s telephone number, including area code)
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
Yes ☐      No ☑
     Number of common shares outstanding at October 2, 2007: 13,194,961

PART I FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
Certifications of Chief Executive Officer & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

PART I FINANCIAL INFORMATION
SOMANETICS CORPORATION
BALANCE SHEETS

	August 31,	November 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,153,614	$28,734,869
Marketable securities	26,978,827	20,918,134
Accounts receivable	6,604,695	4,740,043
Inventory	2,499,835	2,172,458
Accrued interest receivable	597,655	351,666
Prepaid expenses	202,058	494,822
Deferred tax asset — current	3,246,702	2,761,217

Total current assets	66,283,386	60,173,209

PROPERTY AND EQUIPMENT (at cost):
Demonstration and no capital cost sales equipment at customers	3,197,741	2,650,939
Machinery and equipment	1,433,073	1,263,015
Furniture and fixtures	304,012	300,037
Leasehold improvements	199,225	195,565

Total	5,134,051	4,409,556
Less accumulated depreciation and amortization	(2,774,196)	(2,285,279)

Net property and equipment	2,359,855	2,124,277

OTHER ASSETS:
Long-term investments	26,979,323	21,917,764
Deferred tax asset — non-current	4,323,627	8,182,783
Intangible assets, net	4,825	10,009
Other	15,000	15,000

Total other assets	31,322,775	30,125,556

TOTAL ASSETS	$99,966,016	$92,423,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$960,301	$1,045,727
Accrued liabilities	1,156,152	1,159,770

Total current liabilities	2,116,453	2,205,497

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred shares; authorized, 1,000,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 13,194,461 shares at August 31, 2007, and 13,163,627 shares at November 30, 2006	131,945	131,636
Additional paid-in capital	117,566,025	116,817,012
Accumulated deficit	(19,848,407)	(26,731,103)

Total shareholders’ equity	97,849,563	90,217,545

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,966,016	$92,423,042

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
	2007	2006	2007	2006
NET REVENUES	$10,163,509	$7,867,739	$27,310,559	$21,016,310
COST OF SALES	1,338,418	1,081,890	3,387,258	2,716,886

Gross Margin	8,825,091	6,785,849	23,923,301	18,299,424

OPERATING EXPENSES:
Research, development and engineering	157,657	135,063	435,445	454,140
Selling, general and administrative	5,444,836	4,533,565	16,034,364	11,894,113

Total operating expenses	5,602,493	4,668,628	16,469,809	12,348,253

OPERATING INCOME	3,222,598	2,117,221	7,453,492	5,951,171

OTHER INCOME:
Interest income	1,008,749	751,523	2,974,835	1,709,603

Total other income	1,008,749	751,523	2,974,835	1,709,603

INCOME BEFORE INCOME TAXES	4,231,347	2,868,744	10,428,327	7,660,774

INCOME TAX PROVISION	1,438,658	975,373	3,545,631	2,604,663

NET INCOME	$2,792,689	$1,893,371	$6,882,696	$5,056,111

NET INCOME PER COMMON SHARE — BASIC	$0.21	$0.14	$0.52	$0.41

NET INCOME PER COMMON SHARE — DILUTED	$0.19	$0.13	$0.47	$0.37

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	13,186,754	13,071,340	13,174,355	12,238,600

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	14,549,298	14,460,299	14,579,710	13,713,731

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine-Month
	Periods Ended
	August 31,	August 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,882,696	$5,056,111
Adjustments to reconcile net income to net cash provided by operations:
Income tax provision	3,545,631	2,604,663
Depreciation and amortization	590,975	421,416
Stock compensation expense	564,452	125,992
Changes in assets and liabilities:
Accounts receivable (increase)	(1,864,652)	(1,615,644)
Accrued interest income (increase)	(245,989)	—
Inventory (increase)	(943,553)	(1,523,460)
Deferred income tax benefit (increase)	(365,960)	—
Prepaid expenses decrease	292,764	475,612
Accounts payable (decrease) increase	(85,426)	332,861
Accrued liabilities (decrease)	(3,618)	(251,805)
Accrued income tax expense decrease	194,000	—

Net cash provided by operating activities	8,561,320	5,625,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and long-term investments	(38,122,251)	(48,198,699)
Proceeds from maturities of marketable securities and long-term investments	27,000,000	—
Acquisition of property and equipment (net)	(205,195)	(509,753)

Net cash (used in) investing activities	(11,327,446)	(48,708,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	—	51,232,774
Proceeds from issuance of common shares due to exercise of stock options	184,871	87,780

Net cash provided by financing activities	184,871	51,320,554

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,581,255)	8,237,848

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,734,869	13,148,237

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,153,614	$21,386,085

Supplemental Disclosure of Non cash investing activities:
Demonstration and no capital cost sales equipment capitalized from inventory (Note 2)	$616,176	$551,764
See notes to financial statements

SOMANETICS CORPORATION
Notes to Financial Statements
(Unaudited)
August 31, 2007
1. FINANCIAL STATEMENT PRESENTATION
          We prepared our unaudited interim financial statements pursuant to the Securities and Exchange Commission’s rules. These interim financial statements do not include all of the information and notes normally included in our annual financial statements prepared in accordance with generally accepted accounting principles. We believe, however, that the disclosures are adequate to make the information presented not misleading.
          The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary for a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the nine-month period ended August 31, 2007 do not necessarily indicate the results that you should expect for the year ending November 30, 2007. You should read the unaudited interim financial statements together with the financial statements and related notes for the fiscal year ended November 30, 2006 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds, classified as held to maturity, maturing approximately twelve months to four years from the date of acquisition, are stated at an amortized cost of $53,958,150, and have a market value of $54,002,910 at August 31, 2007.
          Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

	August 31,	November 30,
	2007	2006
Purchased components	$1,883,048	$1,456,059
Finished goods	475,735	610,016
Work in process	141,052	106,383

Total	$2,499,835	$2,172,458

          Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Depreciation expense was $585,793 and $416,232 for the nine-month periods ended August 31, 2007 and August 31, 2006, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of August 31, 2007, we have capitalized $3,197,741 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,736,527. As of November 30, 2006, we had capitalized $2,650,939 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,529,946. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.
          Intangible Assets consist of patents and trademarks. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
August 31, 2007

	August 31,	November 30,
	2007	2006
Patents and trademarks	$111,733	$111,733
Less: accumulated amortization	(106,908)	(101,724)

Total	$4,825	$10,009

          Amortization expense for the nine months ended August 31, 2007 and August 31, 2006 was approximately $5,200. Amortization expense is expected to be approximately $6,900 in fiscal 2007 and approximately $3,100 in fiscal 2008.
          Stock Compensation For the first three quarters of fiscal 2007, we have recorded stock compensation expense of $564,452 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants during fiscal 2006 and fiscal 2007. For the first three quarters of fiscal 2006, we recorded stock compensation expense of $125,992.
          During the first nine months of fiscal 2007, we granted 50,000 stock options to five of our directors, and 16,000 stock options to one of our officers and two of our employees. These 10-year options were granted under the 2005 Stock Incentive Plan. The options granted to our directors were granted in June 2007 at an exercise price of $19.33, and the options granted to our officer and two employees were granted in April 2007 at an exercise price of $18.85. Stock options are granted at the closing sale price of the common shares as of the date of grant. During the first nine months of fiscal 2006, we granted 232,000 stock options to our officers, employees, directors and one of our consultants, and we issued 68,000 restricted common shares to our officers. The weighted-average grant-date fair value of the options granted during the first three quarters of fiscal 2007 and fiscal 2006 was $9.95 and $9.78, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 47.00 percent (54.00 percent for 2006), risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) 5.0 percent, expected lives of 6 years and a dividend yield of 0 percent. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance.
          During the first three quarters of fiscal 2007, 46,400 stock options and 13,600 restricted common shares vested, and no stock options or restricted common shares vested during the first three quarters of fiscal 2006. The total fair value of shares vested during the first nine months of fiscal 2007 was $698,781. During the nine months ended August 31, 2007, 30,834 stock options were exercised by our employees, a former director, and a consultant for gross proceeds to us of $184,871. The intrinsic value of these exercised stock options was $386,643. During the nine months ended August 31, 2006, 12,033 stock options were exercised by our employees and former directors for gross proceeds to us of $87,780. The intrinsic value of these exercised stock options was $133,792.
          As of August 31, 2007, there was $3,352,824 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of 4 years. In addition, as of August 31, 2007, the aggregate intrinsic value of stock options outstanding was $27,422,151, and the aggregate intrinsic value of stock options exercisable was $27,009,358.
          No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first three quarters of fiscal 2007 or fiscal 2006.

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
August 31, 2007
          On April 19, 2007, our shareholders approved an amendment to the Somanetics Corporation 2005 Stock Incentive Plan to increase the number of common shares reserved for issuance under the 2005 Plan by 600,000 shares, from 600,000 to 1,200,000 shares.
          Net Income Per Common Share – basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding – diluted includes the potential dilution that could occur for common shares issuable under stock options. The difference between weighted average shares – diluted and weighted average shares – basic is calculated as follows:

	2007
	Three Months	Nine Months
Weighted average shares – basic	13,186,754	13,174,355
Add: effect of dilutive common shares	1,362,544	1,405,355

Weighted average shares – diluted	14,549,298	14,579,710

	2006
	Three Months	Nine Months
Weighted average shares – basic	13,071,340	12,238,600
Add: effect of dilutive common shares	1,388,959	1,475,131

Weighted average shares – diluted	14,460,299	13,713,731
          For the three and nine months ended August 31, 2007 there were no stock options outstanding that were excluded from the computation of net income per common share – diluted, and for the three and nine months ended August 31, 2006 there were 166,000 stock options outstanding that were excluded from the computation of net income per common share – diluted, as the exercise price of these options exceeded the average price per share of our common shares. In addition, at August 31, 2006, there were 2,100,000 warrants outstanding that were excluded from the computation, as the warrants were contingent on achieving specified future sales targets that we did not expect to achieve. These warrants expired unexercised in November 2006. As of August 31, 2007 we had outstanding 2,106,156 stock options to purchase common shares, and as of August 31, 2006 we had outstanding 4,232,699 warrants and options to purchase common shares.
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

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
August 31, 2007
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
          In reversing a portion of our valuation allowance, in fiscal years 2006, 2005 and 2004, we concluded that it was more likely than not that approximately $10,944,000 of such assets would be realized as of November 30, 2006. As of August 31, 2007, we have concluded that it is more likely than not that approximately $7,570,000 of such assets will be realized.
          During the first nine months of fiscal 2007 and fiscal 2006, we recognized income tax expense at an estimated effective tax rate of 34% on our statement of operations.
4. ACCRUED LIABILITIES
     Accrued liabilities consist of the following:

	August 31,	November 30,
	2007	2006
Incentive Compensation	$550,252	$495,014
Sales Commissions	304,800	277,521
Professional Fees	169,541	22,053
Clinical Research	110,639	60,005
Warranty	18,200	19,900
Royalty	2,720	11,473
Taxes	—	228,085
401(k) Match	—	45,719

Total	$1,156,152	$1,159,770

5. COMMITMENTS AND CONTINGENCIES
          We may become subject to products liability claims by patients or physicians, and may become a defendant in products liability or malpractice litigation. We have obtained products liability insurance and an umbrella policy. We might not be able to maintain such insurance or such insurance might not be sufficient to protect us against products liability.
6. SEGMENT INFORMATION
          We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 100 percent of our net revenues in the first three quarters of fiscal 2007 were derived from our INVOS System product line, compared to 99 percent of our net revenues in the first three quarters of fiscal 2006.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2007
Forward-Looking Statements
          You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial data included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Forward-Looking Statements” in Item 1A of our Annual Repot on Form 10-K.
     Overview
          We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that continuously measures changes in the blood oxygen levels in the brain and elsewhere in the body in somatic, or skeletal muscle, tissue in patients with or at risk for restricted blood flow. We plan to launch the INVOS System into the neonatal ICU in early 2008 after completing product design and market research of a smaller SomaSensor. We are currently sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. If results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major general surgeries, consistent with FDA requirements.
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
          We also develop and market the CorRestore System for use in cardiac repair and reconstruction. In September 2004, the European Economic Community changed its regulations, limiting approval authority for animal tissue implant products sold in Europe to some independent registration agencies that do not include our registrar. Sales of CorRestore Systems represented less than one percent of our net revenues for the first nine months of fiscal 2007.
     Net Revenues and Cost of Sales
          We derive our revenues from sales of INVOS Systems and CorRestore Systems to hospitals in the United States through our direct sales team and independent sales representative firms. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Tyco Healthcare in Europe, Canada, the Middle East and Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable SomaSensors. Revenues from outside the United States contributed 19 percent to our first nine months of fiscal 2007 net revenues. As a percentage of net revenues, the gross margin from our international sales is typically lower than the gross margin from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.
          We offer to our customers in the United States a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. Under this program, we do not recognize any revenue upon the shipment of the monitor. We recognize SomaSensor revenue when we receive purchase orders and ship the product to the customer. At the time of shipment of the monitor, we capitalize the monitor as an asset and depreciate this asset over five years, and this depreciation is included in cost of goods sold. We believe this is consistent with our

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2007
stated revenue recognition policy, which follows Staff Accounting Bulletin No. 104 and Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” in all material respects.
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
          We have increased the size of our direct sales team and expect to increase the size of our direct sales team in fiscal 2007. In addition we are evaluating placing salespersons and clinical specialists in Europe to support Tyco Healthcare. We also expect our clinical research expenses to increase in fiscal 2007 as a result of sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50, and other clinical trials. As a result, we expect selling, general and administrative expenses to increase in fiscal 2007.
          Research, development and engineering expenses consist of:
•	salaries, wages and related expenses of our research and development personnel and consultants;

•	costs of various development projects; and

•	costs of preparing and processing applications for FDA clearance of new products.
Results of Operations
Three Months Ended August 31, 2007 Compared to Three Months Ended August 31, 2006
          Net Revenues. Our net revenues increased $2,295,770, or 29 percent, from $7,867,739 in the three-month period ended August 31, 2006 to $10,163,509 in the three-month period ended August 31, 2007. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $1,843,301, or 32 percent, from $5,837,980 in the third quarter of fiscal 2006 to $7,681,281 in the third quarter of fiscal 2007. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $1,759,300, or 36 percent, primarily as a result of a 31 percent increase in SomaSensor unit sales; and

•	an increase in international sales of $452,469, or 22 percent, from $2,029,759 in the third quarter of fiscal 2006 to $2,482,228 in the third quarter of fiscal 2007. The increase in international sales was primarily due to increased purchases of our INVOS System monitor and disposable SomaSensors by Tyco Healthcare in Europe, and increased purchases by Edwards Lifesciences in connection with the launch of our four-channel cerebral and somatic INVOS System monitor in Japan, partially for evaluation and demonstration purposes. In the third quarter of fiscal 2007, international sales represented 24 percent of our net revenues, compared to 26 percent of our net revenues in the third quarter of fiscal 2006. Purchases by Tyco Healthcare accounted for 17 percent of net revenues in the third quarter of fiscal 2007, compared to 23 percent in the third quarter of fiscal 2006.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2007
          We sold 66,205 SomaSensors in the United States and 43,480 internationally in the third quarter of fiscal 2007. We placed 116 INVOS System monitors in the United States and 154 internationally in the third quarter of fiscal 2007, and our installed base of INVOS System monitors in the United States was 1,861, in 646 hospitals, as of August 31, 2007.
          Sales of our products as a percentage of net revenues were as follows:

	Three Months Ended August 31,
Product	2007	2006
SomaSensors	76%	74%
INVOS System Monitors	24%	25%

Total INVOS System	100%	99%
CorRestore Systems	—	1%

Total	100%	100%

          Gross Margin. Gross margin as a percentage of net revenues was 87 percent for the three months ended August 31, 2007 and 86 percent for the three months ended August 31, 2006. The increase in our gross margin percentage is primarily attributable to a four percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitors to pediatric hospitals in the United States. The increase in our average selling prices in the United States is attributable to increased sales of our pediatric SomaSensor, which sells for a higher price than the adult SomaSensor. In addition, we realized increased sales in the United States which have a higher gross margin than sales to our international distributors.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $22,594, or 17 percent, from $135,063 in the third quarter of fiscal 2006 to $157,657 in the third quarter of fiscal 2007. The increase is primarily attributable to an increase in salaries of existing employees and the addition of two engineers. We expect our research, development and engineering expenses to increase in fiscal 2007, primarily as a result of development costs associated with advances to the design and performance features of the INVOS System, including the disposable SomaSensor, and the hiring of additional research and development personnel.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $911,271, or 20 percent, from $4,533,565 for the three months ended August 31, 2006 to $5,444,836 for the three months ended August 31, 2007, primarily due to:
•	a $517,601 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 55 employees for the three months ended August 31, 2006 to an average of 91 employees for the three months ended August 31, 2007);

•	a $270,256 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, primarily trade shows and advertising;

•	a $151,428 increase in employee sales commissions as a result of increased sales and hiring additional sales employees;

•	a $102,488 increase in clinical research expense primarily as a result of the clinical trial evaluating the use of the INVOS System on diabetic patients; and

•	a $76,746 increase in stock compensation expense due to stock compensation issued to directors, officers, employees and a consultant in the third quarter of fiscal 2006 and in fiscal 2007.
These increases were partially offset by a $210,944 decrease in commissions paid to our independent sales representative firms as a result of fewer independent sales representative firms in the third quarter of 2007.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2007
          We expect our selling, general and administrative expenses to increase in fiscal 2007, primarily as a result of our hiring additional sales personnel in fiscal 2007, increased employee sales commissions payable as a result of increased sales, increased clinical research expense, increased stock compensation expenses, and increased sales and marketing expenses.
          Other Income. During the third quarter of fiscal 2007, interest income increased to $1,008,749, from $751,523 in the third quarter of 2006, primarily due to our increased cash, cash equivalents, marketable securities and long-term investment balances primarily as a result of cash provided by operating activities.
          Income Tax Provision. During the third quarter of fiscal 2007 and 2006, we recognized income tax expense at an estimated effective tax rate of 34 percent on our statement of operations, and we expect this to continue for future periods.
     Nine Months Ended August 31, 2007 Compared to Nine Months Ended August 31, 2006
          Net Revenues. Our net revenues increased $6,294,249, or 30 percent, from $21,016,310 in the nine-month period ended August 31, 2006 to $27,310,559 in the nine-month period ended August 31, 2007. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $5,545,388, or 34 percent, from $16,519,248 in the first nine months of fiscal 2006 to $22,064,636 in the first nine months of fiscal 2007. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $4,233,769, or 31 percent, primarily as a result of a 25 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $1,472,838, or 59 percent, primarily as a result of increased purchases by pediatric hospitals; and

•	an increase in international sales of $748,861, or 17 percent, from $4,497,062 in the first nine months of fiscal 2006 to $5,245,923 in the first nine months of fiscal 2007. The increase in international sales was primarily due to increased purchases of our INVOS System monitor and disposable SomaSensors by Tyco Healthcare in Europe, and increased purchases by Edwards Lifesciences in connection with the launch of our four-channel cerebral and somatic INVOS System monitor in Japan, partially for evaluation and demonstration purposes. In the first nine months of fiscal 2007, international sales represented 19 percent of our net revenues, compared to 21 percent of our net revenues in the first nine months of fiscal 2006. Purchases by Tyco Healthcare accounted for 14 percent of net revenues in the first nine months of fiscal 2007, compared to 17 percent in the first nine months of fiscal 2006.
     We sold 181,455 SomaSensors in the United States and 93,440 internationally in the first nine months of fiscal 2007. We placed 364 INVOS System monitors in the United States and 316 internationally in the first nine months of fiscal 2007.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2007
     Sales of our products as a percentage of net revenues were as follows:

	Nine Months Ended August 31,
Product	2007	2006
SomaSensors	75%	74%
INVOS System Monitors	25%	25%

Total INVOS System	100%	99%
CorRestore Systems	—	1%

Total	100%	100%

          Gross Margin. Gross margin as a percentage of net revenues was 88 percent for the nine months ended August 31, 2007 and 87 percent for the nine months ended August 31, 2006. The increase in our gross margin percentage is primarily attributable to a five percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitors to pediatric hospitals in the United States. The increase in our average selling prices in the United States is attributable to increased sales of our pediatric SomaSensor, which sells for a higher price than the adult SomaSensor. In addition, we realized increased sales in the United States which have a higher gross margin than sales to our international distributors.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses decreased $18,695, or 4 percent, from $454,140 in the first three quarters of fiscal 2006 to $435,445 in the first three quarters of fiscal 2007. The decrease is primarily attributable to an $108,128 decrease in development costs associated with our four-channel cerebral and somatic INVOS System monitor, which was launched in the second quarter of fiscal 2006, partially offset by a $52,729 increase in salaries of existing employees and a $28,697 increase in development costs associated with our smaller disposable SomaSensor.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4,140,251, or 35 percent, from $11,894,113 for the nine months ended August 31, 2006 to $16,034,364 for the nine months ended August 31, 2007, primarily due to:
•	a $2,175,307 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 59 employees for the nine months ended August 31, 2006 to an average of 86 employees for the nine months ended August 31, 2007);

•	a $885,961 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, primarily sales training, trade shows and advertising;

•	a $864,029 increase in employee sales commissions as a result of increased sales and hiring additional sales employees;

•	a $438,460 increase in stock compensation expense due to stock compensation issued to directors, officers, employees and a consultant in the third quarter of fiscal 2006 and in fiscal 2007;

•	a $152,649 increase in state tax expense attributable to payments made for estimated 2007 income and franchise taxes;

•	a $133,298 increase in general corporate insurance expense, primarily due to increased coverage amounts and increased premium rates; and

•	a $83,666 increase in accrued incentive compensation expense due to our year-to-date 2007 financial performance, primarily increased sales and operating income in accordance with the 2007 incentive compensation plans.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2007
These increases were partially offset by a $647,075 decrease in commissions paid to our independent sales representative firms as a result of fewer independent sales representative firms in the first three quarters of 2007.
          Other Income. During the first nine months of fiscal 2007, interest income increased to $2,974,835, from $1,709,603 in the first nine months of 2006, primarily due to our increased cash, cash equivalents, marketable securities and long-term investment balances as a result of the proceeds from our public offering of common shares that closed in the second quarter of fiscal 2006 and cash provided by operating activities, and increased interest rates.
          Income Tax Provision. During the first nine months of fiscal 2007 and 2006, we recognized income tax expense at an estimated effective tax rate of 34 percent on our statement of operations, and we expect this to continue for future periods.
Liquidity and Capital Resources
     General
          Our principal sources of operating funds have been the proceeds from sales of our common shares and cash provided by operating activities.
          As of August 31, 2007, we did not have any outstanding or available debt financing arrangements. We had working capital of $64.2 million and our primary sources of liquidity were $26.2 million of cash and cash equivalents, $27.0 million of marketable securities and $27.0 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.
          We believe that cash, cash equivalents, marketable securities and long-term investments on hand at August 31, 2007 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.
     Cash Flows From Operating Activities
          Net cash provided by operations during the first nine months of fiscal 2007 and 2006 was $8,561,320 and $5,625,746, respectively. In the first nine months of fiscal 2007, cash was provided primarily by:
•	$11,583,754 of net income before income taxes and non-cash depreciation, amortization and stock compensation expense;

•	a $292,764 decrease in prepaid expenses, primarily due to the amortization of prepaid insurance payments made in fiscal 2006; and

•	a $194,000 decrease in accrued income tax expense as a result of payments made in the first nine months of fiscal 2007.
Cash provided by operations in the first nine months of fiscal 2007 was partially offset by:
•	a $1,864,652 increase in accounts receivable, primarily as a result of higher third quarter sales in fiscal 2007 than in the fourth quarter of fiscal 2006, and increased international sales which are generally collected more slowly;

•	a $943,553 increase in inventories, primarily due to the acquisition of components associated with our SomaSensors and our INVOS System monitor due to anticipated sales; inventories on our balance sheet

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2007
increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below;

•	a $365,960 increase in deferred income tax benefits as a result of payments made for estimated alternative minimum tax that we expect will result in future tax credits when we use our net operating loss carryforwards; and

•	a $245,989 increase in accrued interest income, primarily due to our increased cash, cash equivalents, marketable securities and long-term investment balances, and increased interest rates.
          We expect our working capital requirements to increase as sales increase.
          The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $616,176 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during the first nine months of fiscal 2007, compared to $551,764 in the first nine months of fiscal 2006. As of August 31, 2007, we have capitalized $3,197,741 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,736,527. We depreciate these assets over five years.
     Cash Flows From Investing Activities
          Net cash used in investing activities in the first nine months of fiscal 2007 and 2006 was $11,327,446 and $48,708,452, respectively. In the first nine months of fiscal 2007, these expenditures were primarily for investments in marketable securities and long-term investments of $38,122,251, partially offset by maturities of marketable securities and long-term investments of $27,000,000.
     Cash Flows From Financing Activities
          Net cash provided by financing activities in the first nine months of fiscal 2007 and 2006 was $184,871 and $51,320,554, respectively. During the first nine months of fiscal 2007, we issued 30,834 common shares as a result of the exercise of stock options by our employees, a former director and a consultant, for proceeds of $184,871.
Contractual Obligations
          As of August 31, 2007, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006 under the caption “Contractual Obligations.”
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

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2007
     Stock Compensation
          For the first three quarters of fiscal 2007, we have recorded stock compensation expense of $564,452 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants during fiscal 2006 and fiscal 2007. For the first three quarters of fiscal 2006, we recorded stock compensation expense of $125,992. During the first nine months of fiscal 2007, we granted 50,000 stock options to five of our directors, and 16,000 stock options to one of our officers and two of our employees. During the first nine months of fiscal 2006, we granted 232,000 stock options to our officers, employees, directors and one of our consultants, and we issued 68,000 restricted common shares to our officers.
          As of August 31, 2007, there was $3,352,824 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of 4 years. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first three quarters of fiscal 2007 or fiscal 2006.
          The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance. The fair value of our stock option grants have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 47.00 percent (54.00 percent for 2006), risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) 5.0 percent, expected lives of 6 years and a dividend yield of 0 percent. Different assumptions could significantly change the calculated grant date fair value, and, therefore, the amount of stock compensation expense we recognize over the vesting period of the awards. We believe, however, that our estimates are appropriate.
     Income Taxes
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent four fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets, and the reversal of part of our valuation allowance, included assuming that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2007 and making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. In reversing a portion of our valuation allowance, in fiscal years 2006, 2005 and 2004, we concluded that it was more likely than not that approximately $10,944,000 of such assets would be realized as of November 30, 2006. As of August 31, 2007, we have concluded that it is more likely than not that approximately $7,570,000 of such assets will be realized.
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

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2007
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
August 31, 2007
Expected Maturity Dates By Fiscal Year

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Investments:
Marketable Securities and Long-term Investments:
Fixed Rate ($)	3,997,265	26,966,135	5,000,000	3,998,750	13,996,000	—	53,958,150	54,002,910
Average interest rate	5.20%	5.25%	5.40%	5.50%	5.46%	N/A	5.33%
          During the first quarter of fiscal 2007, one of our bonds matured for approximately $5,000,000 and one of our bonds that was due to mature in 2009 was called for approximately $5,000,000. We reinvested the proceeds into new bonds with maturity dates in fiscal 2008. During the second quarter of fiscal 2007, two of our bonds matured for a total of approximately $8,000,000 and one of our bonds that was due to mature in 2009 was called for approximately $5,000,000. We reinvested the proceeds, along with an additional $2,000,000, into new bonds with maturity dates in fiscal 2008 and 2011. During the third quarter of fiscal 2007, one of our bonds matured for approximately $4,000,000. We reinvested the proceeds, along with an additional $9,000,000, into new bonds with maturity dates in fiscal 2009, 2010 and 2011.

ITEM 4. CONTROLS AND PROCEDURES
          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of August 31, 2007 and any change in our internal control over financial reporting that occurred during our third fiscal quarter ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of August 31, 2007. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our third fiscal quarter ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Somanetics Corporation
(Registrant)

Date: October 2, 2007	By:	/s/ William M. Iacona
William M. Iacona
Vice President and Chief Financial Officer, Controller and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.