Form 10-K
period 2007-11-30
SOMANETICS CORP
filed 2008-02-06
CIK 704328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2007 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-19095
SOMANETICS CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2394784 (I.R.S. Employer Identification No.)

1653 East Maple Road, Troy, Michigan (Address of principal executive offices)	48083-4208 (Zip Code)

Registrant’s telephone number, including area code: (248) 689-3050
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $.01 per share	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑.
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑.
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐          Small-reporting company ☐
                                                                                             (Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑.
          The aggregate market value of the common shares held by non-affiliates of the registrant as of May 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price as reported by NASDAQ on such date, was approximately $234,910,000.
The number of the registrant’s common shares outstanding as of February 6, 2008 was 13,449,234.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders, scheduled to be held April 10, 2008, are incorporated by reference in Part III, if the Proxy Statement is filed no later than March 29, 2008.

SOMANETICS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2007

PART I
ITEM 1. BUSINESS
Overview
          We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that continuously measures changes in the blood oxygen levels in the brain and elsewhere in the body in somatic, or skeletal muscle, tissue in patients with or at risk for restricted blood flow. The brain is the organ least tolerant of oxygen deprivation. Without sufficient oxygen, brain damage may occur within minutes, which can result in paralysis, other disabilities or death. Brain oxygen information, therefore, is important, especially in surgical procedures requiring general anesthesia and in other critical care situations with a high risk of the brain getting less oxygen than it needs. The INVOS System consists of a portable monitoring system, including proprietary technology, which is used with multiple single-use disposable sensors, called SomaSensors. During our fiscal year ended November 30, 2007, net revenues from SomaSensors comprised approximately 73 percent of our net revenues. As of November 30, 2007, we had an installed base of 2,006 INVOS System monitors in the United States in 664 hospitals, and during fiscal 2007 we sold approximately 371,000 SomaSensors worldwide.
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
          Our INVOS System has U.S. Food and Drug Administration, or FDA, clearance in the United States for use on adults, children and infants. We target the sale of the INVOS System for use in surgical procedures and other critical care situations with a high risk of oxygen imbalances. We initially focused our marketing efforts primarily on adult and pediatric cardiac surgeries and carotid artery surgeries. In the first quarter of fiscal 2005, we initiated selling and marketing efforts for the INVOS System in the pediatric ICU. We plan to launch the INVOS System into the neonatal ICU in early 2008 after completing additional market research of a smaller SomaSensor. Some of our potential future markets may include major surgeries involving diabetic and elderly patients. While our initial focus has been commercializing the INVOS System to measure blood oxygen saturation changes in the brain, we believe that there are opportunities to use the INVOS System in regions of the body other than the brain. In November 2005, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in blood oxygen saturation elsewhere in the body in somatic, or skeletal muscle, tissue in patients with or at risk for restricted blood flow. Our four-channel cerebral and somatic INVOS System monitor, which we launched in the second quarter of 2006, can display information from four SomaSensors, which allows for the simultaneous monitoring of changes in blood oxygen saturation in the brain and, in patients with or at risk for restricted blood flow, in somatic tissue.
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
          We sell the INVOS System through a direct sales team in the United States, consisting of salespersons and clinical specialists, the size of which has increased from 26 persons at the end of fiscal 2005 to 53 persons at the end of fiscal 2007, and four independent sales representative firms. Outside the United States, we market the INVOS System through independent distributors, including Covidien, formerly Tyco Healthcare, in Europe, Canada, the Middle East and South Africa, and Edwards Lifesciences Ltd. in Japan. We expect to increase the size of our U.S. direct sales team in fiscal 2008 and are evaluating placing direct salespersons and clinical specialists in Europe to support Covidien. Our net revenues have increased from $20.5 million in the fiscal year ended November 2005 to $38.6 million in fiscal 2007, representing a compounded annual growth rate of 37.2 percent. As a percentage of net revenues, our gross margin improved from 87 percent in fiscal 2005 to 88 percent in fiscal 2007.
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
          Somanetics®, INVOS®, SomaSensor®, Window to the Brain®, Reflecting the Color of Life®, Enlightening Medicine® and CorRestore® are our registered trademarks. Each of the other trademarks, trade names or service marks appearing in this report belongs to its respective holder.
Industry
     Market Opportunity
          We believe that in the United States in 2007 there were approximately five million surgeries involving elderly patients who, due to the type of surgery, age of the patient or other factors, have a higher risk of developing post-operative complications. Such surgeries include cardiac surgeries, carotid surgeries and other major general surgeries involving elderly patients. In addition, we believe that there are other patient populations, such as non-elderly adult, pediatric and neonatal patients, undergoing major surgeries and patients undergoing ICU treatment or in other critical care situations that face a high risk of brain oxygen imbalances.
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
Our Solution
          Our INVOS System is a non-invasive patient monitoring system that provides continuous information about changes in blood oxygen saturation levels. We believe that our INVOS System addresses the market’s need for a solution that is non-invasive, continuous, immediate, effective and easy to use. The INVOS System, which is predominantly used in hospital critical care areas such as operating rooms and ICUs, consists of a portable monitoring system, including proprietary technology, which is used with multiple single-use disposable SomaSensors. For multi-channel cerebral monitoring, SomaSensors are placed on both sides of a patient’s forehead and are connected to the monitor. The INVOS System uses our proprietary technology to analyze information received from the SomaSensors and provides a continuous digital and trend display of an index of the blood oxygen saturation in the area of the body under the SomaSensors. Our four-channel cerebral and somatic INVOS System monitor, which we launched in the second quarter of 2006, can display information from four SomaSensors, which allows for the simultaneous monitoring of changes in blood oxygen saturation in the brain and, in patients with or at risk for restricted blood flow, in somatic tissue.
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
          In addition to the INVOS System, we also develop and market the CorRestore System, which includes a cardiac implant, which we call the CorRestore Patch, for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR. During SVR, the surgeon restores an enlarged, poorly functioning left ventricle to more normal size and function by inserting an implant, in most instances, or closing the defect directly. Sales of CorRestore Systems represented less than one percent of our fiscal 2007 net revenues.
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

•	Sponsor Clinical Studies to Promote Expanded Acceptance of the INVOS System. We believe that our INVOS System has been evaluated in over 500 presentations, study abstracts and published papers. During the second quarter of fiscal 2004, results of both the first prospective, randomized clinical trial and a larger retrospective review evaluating the INVOS System were presented, which we believe have contributed to the INVOS System gaining further market penetration. In addition, in January 2007 the results of the first prospective, randomized clinical trial mentioned above were published in a peer-reviewed anesthesia journal. We plan to sponsor clinical studies using the INVOS System to demonstrate its benefits. We are currently sponsoring a prospective, randomized, blinded clinical trial involving diabetic patients over age 50 who are undergoing major general surgery. The study group will consist of patients whose surgeries are managed based on information provided by the INVOS System, and the control group will consist of similarly situated patients whose surgeries are not managed based on information provided by the INVOS System. The two groups will be compared across measures of patient outcomes and hospital costs, including length of hospital stay. Diabetics are at particular risk of oxygen imbalances because of a higher incidence of vascular disease. If results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major general surgeries, consistent with FDA requirements. We are also evaluating sponsorship of other clinical trials which may allow us to more actively target the sale of the INVOS System for use in other patient populations. We use the results of clinical studies to help convince the medical community of the clinical importance of the information provided by the INVOS System. We also sponsor peer-to-peer educational opportunities and promote use of the INVOS System in regional centers of influence that we believe will influence its adoption by others.

•	Invest in Sales and Marketing Activities. We continue to increase our investment in our distribution network consisting of our direct sales employees, independent sales representative firms and distributors. We sell the INVOS System through a direct sales team in the United States, the size of which has increased from 26 persons at the end of fiscal 2005 to 53 persons at the end of fiscal 2007, and four independent sales representative firms. We expect to increase the size of our U.S. direct sales team in fiscal 2008 and are evaluating placing direct salespersons and clinical specialists in Europe to support Covidien. We participate in trade shows and medical conferences, ongoing peer-to-peer educational programs and targeted public relations opportunities.

•	Interface and Integrate Our Technology into Other Manufacturers’ Multi-Modality Systems. There are many existing monitoring systems in the operating room and the ICU. We would like to interface with these monitors. We have interfaced the INVOS System with the Philips Medical Systems’ VueLink System to provide data, alarm events and status messages from the INVOS System on any monitor that accepts the VueLink module, a multi-parameter monitor. This enables oximetry data from our INVOS System to be displayed on the VueLink screen and integrated with other vital patient information. We plan to support the interface and integration of our INVOS System technology with other medical device manufacturers to expand the installed base of INVOS System monitors and increase the demand for SomaSensors. We expect that such arrangements will provide another distribution channel for our INVOS System.

•	Develop Additional Applications and Markets for the INVOS System. We have developed a smaller SomaSensor for use with infants, and are making other advances to the design and performance features of the INVOS System, including the SomaSensor. We are also evaluating additional potential market segments for our INVOS System, such as use in other major surgeries, in the adult ICU, and for other somatic applications of the technology. We are also exploring several novel near-infrared spectroscopy and imaging technologies and products under a Contract Development and Exclusive Licensing Agreement with NeuroPhysics Corporation. See “NeuroPhysics Corporation” below. Pursuit of some of these potential market segments may require additional FDA clearance. We believe that these natural extensions of our technology will increase our market potential without the more significant risks and costs associated with developing entirely new products.

The INVOS System
     Components of the INVOS System
          The INVOS System consists of a portable monitoring system, including proprietary technology, which is used with multiple single-use disposable SomaSensors.
•	Monitor. Our oximeter is a portable monitor that uses our proprietary technology to analyze information received from the SomaSensors. It provides a continuous digital and trend display of an index of the oxygen saturation in the region of the body under the SomaSensors. The monitor includes menus for users to set high and low audible alarms, customize the display and retrieve data. Single-function keys allow users to silence alarms, mark important events, store data for up to 28 surgical procedures, and retrieve data by USB storage device or through a direct link to a computer. Our four-channel cerebral and somatic INVOS System monitor, which we launched in the second quarter of 2006, measures approximately 11 inches wide, 9 inches high, and 7 inches deep and weighs approximately 11 pounds. We provide a one-year warranty on the monitor. As of November 30, 2007, we had an installed base of 2,006 INVOS System monitors in the United States in 664 hospitals.

•	SomaSensors. Each single-use SomaSensor contains a light source and two light detectors. For multi-channel cerebral monitoring, SomaSensors are placed on both sides of a patient’s forehead and are connected to the monitor, which allows for monitoring both sides of the brain. Our four-channel cerebral and somatic INVOS System monitor, which we launched in the second quarter of 2006, can display information from four SomaSensors, which allows for the simultaneous monitoring of changes in blood oxygen saturation in the brain and, in patients with or at risk for restricted blood flow, in somatic tissue. The number of sensors used depends on the application. The INVOS System is being used to monitor simultaneously the brain and somatic tissue initially for patients in the pediatric and neonatal ICU, and we expect that it will later also be used on adults and for monitoring somatic tissue alone. The SomaSensors contain information that is processed by the INVOS System allowing it to automatically calibrate each sensor. During our fiscal year ended November 30, 2007, net revenues from SomaSensors comprised approximately 73 percent of our net revenues. During fiscal 2007 we sold approximately 371,000 SomaSensors worldwide.
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
     Applications and Market Segments
          We target the sale of the INVOS System for use in surgical procedures and other critical care situations with a high risk of oxygen imbalances. We believe that our INVOS System has applications for cerebral and somatic monitoring in the following key market segments:
•	Cardiac and Carotid Artery Surgery. Until the first quarter of fiscal 2005, we focused our marketing efforts primarily on cardiac and carotid artery surgeries. We believed it would be easier to demonstrate clinical importance of the information provided by the INVOS System and potentially gain market acceptance for our products in connection with these surgeries. Moreover, much of the earliest clinical data regarding the use of the INVOS System involved these surgeries. In September 2000, we received 510(k) clearance from the FDA to market the model 5100 INVOS System in the United States. Unlike earlier models, the model 5100 INVOS System has the added capability of being able to monitor pediatric patients. After receiving this clearance, we expanded our marketing efforts to include pediatric cardiac surgeries.

•	Pediatric and Neonatal ICU. In the first quarter of fiscal 2005, we initiated selling and marketing efforts for the INVOS System in the pediatric ICU. We plan to launch the INVOS System into the neonatal ICU in early 2008, after completing additional market research of a smaller SomaSensor. Our four-channel cerebral and somatic INVOS System monitor, which we launched in the second quarter of 2006, can display information from four SomaSensors, which will allow for the simultaneous monitoring of changes in blood oxygen saturation in the brain and, in patients with or at risk for restricted blood flow, in somatic tissue. We expect that the INVOS System will be used to monitor simultaneously the brain and somatic tissue initially for patients in the pediatric and neonatal ICU.

•	Diabetic Patient Major Surgeries. We are currently sponsoring a prospective, randomized, blinded clinical trial involving diabetic patients over age 50 who are undergoing major general surgery. The study group will consist of patients whose surgeries are managed based on information provided by the INVOS System, and the control group will consist of similarly situated patients whose surgeries are not managed based on information provided by the INVOS System. The two groups will be compared across measures of patient outcomes and hospital costs, including length of hospital stay. Diabetics are at particular risk of oxygen imbalances because of a higher incidence of vascular disease. If results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major general surgeries, consistent with FDA requirements.

•	Other Applications. We are also evaluating sponsorship of other clinical trials which may allow us to more actively target the sale of the INVOS System for use in other patient populations. If the results of these trials are positive, following completion of these trials and publication of the results, we intend to target the sale of the INVOS System for use on elderly patients undergoing major surgeries. We are also evaluating additional potential market segments for our INVOS System, such as use in other major surgeries, in the adult ICU, and for other somatic applications of the technology. We are also exploring several novel near-infrared spectroscopy and imaging technologies and products under a Contract Development and Exclusive

Licensing Agreement with NeuroPhysics Corporation. See “NeuroPhysics Corporation” below. Pursuit of some of these potential market segments may require additional FDA clearance.
Clinical Development
          We believe that favorable peer-reviewed publication is a key element to the INVOS System’s success. Accordingly, we support clinical research programs with third-party clinicians and researchers intended to demonstrate the need for the INVOS System and the clinical importance of the information it provides with the specific objective of publishing the results in peer-reviewed journals. The research includes studies comparing patients managed using information provided by the INVOS System with other patients, based on measures of patient outcome and hospital costs, including patient length of stay, length of time on the ventilator, cognitive dysfunction and incidence of stroke. In addition to the studies described below, we believe that our INVOS System has been evaluated in over 500 presentations, study abstracts and published papers. During the second quarter of fiscal 2004, results of the studies described below were presented, which we believe have contributed to the INVOS System gaining further market penetration. In addition, in January 2007 the results of the first prospective, randomized clinical trial mentioned below were published in a peer-reviewed anesthesia journal.
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
The CorRestore System
          We develop and market the CorRestore System for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR. During SVR, the surgeon restores an enlarged, poorly functioning left ventricle to more normal size and function by inserting an implant, in most instances, or closing the defect directly. The CorRestore System consists of a patch with an integrated suture ring, as well as accessories for aiding the implantation of the patch. Before the availability of the CorRestore System, SVR was generally performed using a patch formed by the surgeon from medical grade fabrics or bovine pericardium tissue. Sales of CorRestore Systems represented less than one percent of our fiscal 2007 net revenues. In November 2005, we wrote off the remaining CorRestore license acquisition cost intangible asset and recorded an impairment expense of $929,093. We wrote this off based on the cash flow impairment analysis that was performed, the declining sales of CorRestore products and the uncertainty regarding future prospective, randomized clinical data. In addition, in November 2007, we wrote off our remaining CorRestore inventory of $180,521.
     License Agreement
          In 2000, we entered into a license agreement with the inventors of the CorRestore System and their company granting us licenses to specified rights relating to the CorRestore System and related products and accessories for SVR. Transfer and sublicensing of our licenses are restricted by the license agreement. In exchange for the licenses and consulting services, we agreed to pay (1) a royalty of 10 percent in the aggregate of our net sales of products subject to the licenses, for the term of the patent relating to the CorRestore System, and (2) a consulting fee of $25,000 a year to each of the two inventors until we sell 1,000 CorRestore patches. We may terminate the licenses (1) in our sole discretion, within 120 days after we sign a definitive agreement for specified types of business combination transactions with another entity, if we pay a total of $1,000,000 to CorRestore LLC and the inventors, or (2) if CorRestore LLC or either of the inventors materially breaches specified covenants in the license agreement.
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
     Sales and Distribution
          We sell the INVOS System through a direct sales team in the United States, the size of which has increased from 26 persons at the end of fiscal 2005 to 53 persons at the end of fiscal 2007, and four independent sales representative firms. We expect to increase the size of our U.S. direct sales team in fiscal 2008. We believe the selling cycle for the INVOS System is approximately six to nine months.
          Outside the United States, we have distribution agreements with independent distributors covering 56 countries for the INVOS System. Our distributors for the INVOS System include Covidien, formerly Tyco Healthcare, in Europe, the Middle East, South Africa and Canada, and Edwards Lifesciences Ltd., formerly Baxter Limited, in Japan. We are evaluating placing direct salespersons and clinical specialists in Europe to support Covidien. We also have two international sales consultants. For fiscal 2007, 18 percent of our net revenues were represented by international sales.
          We offer a no capital cost sales program in the United States whereby we ship the INVOS System monitor to the customer at no charge. It has been our experience that many hospitals in the United States prefer to use this method to acquire INVOS System monitors.
          We did not have any backlog of firm orders as of January 10, 2008 or as of January 10, 2007. We generally do not have a backlog of firm orders because we generally ship product upon receipt of a customer order.
          For a description of sales to major customers, see Note 9 of Notes to Financial Statements included in Item 8 of this report. Covidien, formerly Tyco Healthcare, was our largest customer in fiscal 2007, 2006 and 2005. We are dependent on our sales to Covidien and Edwards Lifesciences, and the loss of either of them as a customer would have an adverse effect on our business, financial condition and results of operations in the near-term, until such time as they could be replaced as our distributor in the respective market.
          Our international sales were $7,024,902 for the fiscal year ended November 30, 2007, $5,424,536 for the fiscal year ended November 30, 2006 and $3,303,692 for the fiscal year ended November 30, 2005, including approximately $5,043,000 in fiscal 2007, $4,211,000 in fiscal 2006 and $2,202,000 in fiscal 2005 to Covidien, our distributor in Europe, the Middle East, South Africa and Canada, and approximately $1,431,000 in fiscal 2007, $910,000 in fiscal 2006 and $707,000 in fiscal 2005 to Edwards Lifesciences Ltd., our distributor in Japan. See Note 9 of Notes to Financial Statements. For a description of the breakdown of sales between INVOS System monitors, SomaSensors and CorRestore Systems, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Item 7 of this report.
          We sell the CorRestore System through our 55 direct salespersons and four independent sales representative firms in the United States as of February 1, 2008. In September 2004, the European Economic Community changed its regulations, limiting approval authority for animal tissue implant products sold in Europe to some independent registration agencies that do not include our registrar.

Research and Development
          Our research and development activities are conducted internally by a staff consisting of nine employees. We have developed a smaller SomaSensor for use with infants and are making other advances to the design and performance features of the INVOS System, including the SomaSensor. We are also working to interface our INVOS System with multi-functional monitors provided by other manufacturers. Our research, development and engineering expenditures were $668,815 during fiscal 2007, $1,582,521 during fiscal 2006 and $525,679 during fiscal 2005. We expect our research, development and engineering expenses to increase in fiscal 2008 primarily as a result of development costs associated with our smaller SomaSensor, development costs associated with advances to the design and performance features of the INVOS System, including the disposable SomaSensor, and the hiring of additional research and development personnel.
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
Manufacturing
          We assemble the INVOS System in our facilities in Troy, Michigan, from components purchased from outside suppliers. We assemble the INVOS System to control its quality and costs and to permit us to make changes to the INVOS System faster than we could if third parties assembled it. Although we believe that most components are generally available from several potential suppliers, we depend on one supplier for one of our components. We are not aware of any validated alternative supplier for this component, although we are currently in the process of evaluating a second source of supply and are carrying approximately a six-month supply of this component. Moreover, we typically use one supplier for custom-designed components, including the unit enclosure, the printed circuit boards, other mechanical components and the SomaSensor. We are currently dependent on one manufacturer of the SomaSensor and another component of the INVOS System, and we believe that it would require approximately four to five months to change SomaSensor suppliers. We do not currently intend to manufacture on a commercial scale the disposable SomaSensor or the components of the INVOS System.
          We received ISO 13485 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to continue to market our INVOS System and SomaSensor in the European Economic Community. Our most recent ISO 13485 compliance surveillance audit occurred in October 2007.

Competition
          We believe that the markets for cerebral and somatic oximetry products may become highly competitive. In the United States, we believe there is currently only one other company with FDA clearance to sell a cerebral oximeter. In December 2005, one U.S. competitor announced that it received 510(k) clearance to market a cerebral oximeter, and they began sales of their product during 2007. Outside the United States, several Japanese manufacturers offer competitive products for sale in that country and primarily for research in other parts of the world, but, to our knowledge, none has pursued FDA clearance to market its product in the United States. We are aware that several companies and individuals are engaged in the research and development of non-invasive cerebral oximeters, and we believe that there are several other potential entrants into the market. Other companies have FDA clearance to market somatic oximeters in the United States. Competition might cause our sales cycle to lengthen to the extent that customers take longer to make purchasing decisions. Competition might also reduce our gross margins and market share and prevent us from achieving further market penetration. Competitors might be more successful than we are in obtaining FDA clearance with broader claims in their labeling or more successful than we are in manufacturing and marketing their products and may be able to take advantage of the significant time and effort we have invested to gain medical acceptance of cerebral oximetry.
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
          The CorRestore System competes against existing patches, which are significantly less expensive and at least one study indicates that they are effective. We also compete against alternative methods of treating congestive heart failure. SVR is in the early stages of its development and will likely require significant clinical studies before it is widely accepted.
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
Proprietary Rights Information
          We have 11 United States patents and two patents in various foreign countries. These patents expire on various dates from March 2009 to October 2019. We currently have five patent applications pending in the United States, including one reissuance application, and have patent applications in various foreign countries with respect to aspects of our technology relating to the interaction of light with tissue.
          In September 2003, we were issued a new patent by the United States Patent and Trademark Office covering, among other things, the application of non-invasive, near-infrared spectroscopy to measure continuously and substantially concurrently a blood metabolite (such as oxygen saturation) in at least two separate internal regions of the brain. This patent is now the subject of a reissue proceeding in the United States Patent and Trademark Office. We requested the reissuance of this patent because we believe that we are entitled to broader claims than those that were originally issued. However, the outcome of the reissue proceeding cannot be predicted, and the claims which ultimately issue may be broader in scope than the original claims, they may be narrower in scope than the original claims, they may be the same in scope as the original claims or they may be rejected. The corresponding Australian patent for “Multi-Channel, Noninvasive, Tissue Oximeter” issued in December 2003, will expire in October 2019. This patent is pending in other markets outside the United States. We believe the inventions covered in this patent are important to providing a clinically viable cerebral oximeter.
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
          In addition to our patent rights, we have obtained United States Trademark registrations for our trademarks “SOMANETICS,” “INVOS,” “SOMASENSOR,” “WINDOW TO THE BRAIN,” “REFLECTING THE COLOR OF LIFE” and “ENLIGHTENING MEDICINE.” United States Trademark applications for “NIRSensor,” “AUC,” “AREA UNDER THE CURVE” and “OXYALERT” are pending. We have also obtained registrations of our basic mark, “SOMANETICS,” in eleven foreign countries, and have other marks registered or pending in other foreign countries.
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
          The inventors of the CorRestore System and their company filed for a patent with respect to their patch, which was issued in the United States in February 2000 and expires in May 2018. The claims allowed relate primarily to the product design of a soft suture ring integrated with a patch. Subsequently seven other United States patents and two international patents have been issued to the inventors, also relating primarily to the product design of a soft suture ring integrated with a patch. Six of those issued patents also expire in May 2018, one expires in July 2018, one expires in November 2018, and one expires in April 2019. In addition, other United States and foreign patent applications are pending. We have also obtained United States Trademark registration for the trademark “CorRestore.”
Government Regulation
          Our products are medical devices subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, under the Federal Food, Drug, and Cosmetic Act, or FDCA. FDA regulations govern, among other things, the following activities that we will perform:
•	product development;

•	product testing;

•	product manufacturing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion;

•	product sales and distribution; and

•	product event reports and complaint handling.

          Medical devices to be commercially distributed in the U.S. must receive either 510(k) clearance or a Pre Market Approval, or “PMA”, prior to marketing from the FDA pursuant to the FDCA. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in class III requiring PMA approval.
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
          PMA Approval Pathway. A product not eligible for 510(k) clearance must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which impose elaborate testing, control, documentation and other quality assurance procedures. The PMA can include postapproval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of certain modifications to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.
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
          During the study, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record keeping requirements. Most IDE requirements apply to all investigational devices, whether considered significant or nonsignificant risk. Prior to granting PMA approval, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA application for compliance with IDE requirements.
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
          In October 1997, we obtained FDA clearance for an earlier generation INVOS System incorporating advances in our INVOS technology. In September 2000, we received 510(k) clearance from the FDA to market the model 5100 INVOS System in the United States. Unlike earlier models, the model 5100 INVOS System has the added capability of being able to monitor pediatric patients. In November 2005, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in somatic tissue blood oxygen saturation in regions of the body other than the brain in patients with or at risk for restricted blood flow. In November 2001, we received clearance from the FDA to market the CorRestore Patch in the United States. Our most recent FDA QSR inspection occurred in May 2007.
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
          Congress has enacted the Medical Device User Fee Modernization Act of 2007. Among other things, this law has provisions which permit the assessment of user fees for product approvals and clearances. Given the recent enactment of this law, the effect of the law as it relates to us and our products is still unknown, other than that we will have to pay the FDA to review our 510(k) submissions. We do not currently have any 510(k) submissions pending.
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
Employees
          As of February 1, 2008, we had 100 full-time employees, including 62 in sales and marketing, nine in research and development, 11 in general and administration and 18 in manufacturing, quality and service. We also employed one part-time individual in general and administration. In addition, we use three contract employees, and we use two consultants. We believe that our future success is dependent, in large part, on our ability to attract and retain highly qualified managerial, sales, marketing and technical personnel. We expect to add additional sales and marketing and research and development employees in fiscal 2008. Our employees are not represented by a union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.
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
Where You Can Get Information We File With The SEC
          We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You can read and copy any materials we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the Securities and Exchange Commission. The address of the Securities and Exchange Commission’s website is http://www.sec.gov.
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
          Covidien, formerly Tyco Healthcare, our international distributor in Europe, the Middle East, South Africa and Canada for our INVOS System, accounted for 13 percent, 15 percent and 11 percent of our net revenues for fiscal years 2007, 2006 and 2005, respectively. Edwards Lifesciences Ltd., formerly Baxter Limited, is our international distributor in Japan for our INVOS System. The loss of either of these distributors could have an adverse effect on our business, financial condition and results of operations.
We currently depend on single-source suppliers for key components of the INVOS System, and the loss of any of these suppliers could harm our ability to manufacture and sell our products, increase the cost of our components or delay our clinical trials.
          We are dependent on various suppliers for manufacturing the components for our INVOS System. Although we believe that most components are generally available from several potential suppliers, we depend on one supplier for one of our components. We are not aware of any validated alternative supplier for this component, although we are currently in the process of evaluating a second source of supply. Moreover, we typically use one supplier for custom-designed components, including the unit enclosure, the printed circuit boards, other mechanical components and the SomaSensor. SomaSensors represented approximately 73 percent of our net revenues in fiscal 2007. Engaging additional or replacing existing suppliers of custom-designed components is costly and time consuming. We estimate that it would require approximately four to five months to change SomaSensor suppliers. We do not intend to maintain significant inventories of components, other than an approximate six-month supply of the one component for which we currently have no alternative supplier. If we fail to obtain custom-designed components from our sole suppliers, if we lose any of our present suppliers and cannot replace them on a timely basis when necessary, if there is an interruption of production at one or more of our suppliers, or if any supplier is otherwise unable or unwilling to meet our requirements at current prices or at all, our ability to manufacture and sell our products would be impaired or we might have to pay higher prices for our components or our clinical trials could be delayed. In addition, because we do not have long-term agreements with our suppliers, we might be subject to unexpected price increases which might adversely affect our profit margins.
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
          We believe that the markets for cerebral and somatic oximetry products may become highly competitive. In the United States, we believe there is currently only one other company with FDA clearance to sell a cerebral oximeter. In December 2005, one U.S. competitor announced that it received 510(k) clearance to market a cerebral oximeter, and they began sales of their product during 2007. Outside the United States, several Japanese manufacturers offer competitive products for sale in that country and primarily for research in other parts of the world, but, to our knowledge, as of yet, none has pursued FDA clearance to market its product in the United States. We are aware that several companies and individuals are engaged in the research and development of non-invasive cerebral oximeters, and we believe that there are several other potential entrants into the market. Other companies have FDA clearance to market somatic oximeters in the United States. Competition might cause our sales cycle to lengthen to the extent that customers take longer to make purchasing decisions. Competition might also reduce our gross margins and market share and prevent us from achieving further market penetration. Competitors might be more successful than we are in obtaining FDA clearance with broader claims in their labeling or more successful than we are in manufacturing and marketing their products and may be able to take advantage of the significant time and effort we have invested to gain medical acceptance of cerebral oximetry.
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
          We have invested substantial resources to develop the INVOS System. We expect to continue to invest resources to develop a smaller SomaSensor for use with infants and other advances to the design and performance features of the INVOS System, including the disposable SomaSensor. New products require extensive testing and regulatory clearance before they can be marketed, and substantial customer education concerning the product’s use, advantages and effectiveness. We might not be able to develop commercially viable products. We might not be able to manage effectively our future growth, and if we fail to do so, our business, financial condition and results of operations would be adversely affected.
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
          We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic inspections, which may be unannounced. We have been, and anticipate in the future being, subject to such inspections. Our failure to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, refusal to permit the import or export of our products, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to suffer.

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
          We have recognized deferred tax assets relating to the expected future benefits of our net operating loss carryforwards. Our assessment of our deferred tax assets, and the reversal of our valuation allowance relating to those assets in fiscal 2006, 2005, and 2004, included assuming that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2008 and making allowance for the uncertainties surrounding, among things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. The remaining tax benefits of $6,024,000 relating to stock option exercises will not be recognized on our financial statements until they reduce current taxes payable. The benefit, when recognized, will increase additional paid in capital. Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax assets by changing one or more of the variables in our assessment. In addition, changes in our actual or estimated future taxable income could change the value of our deferred tax asset, potentially resulting in a decrease in net income, which could adversely affect the price of our common shares.
Stock option accounting rules are increasing our reported expenses, which could adversely affect the price of our common shares.
          Effective December 1, 2005, we became subject to stock option accounting rules that require that compensation costs related to share-based payment transactions, including stock options, stock appreciation rights and restricted stock, be recognized in our financial statements. Previously, we accounted for stock-based compensation of employees using the intrinsic value method, which resulted in no compensation expense charged against income for stock option grants to employees for fiscal 2005. In addition, in November 2005, we accelerated the vesting of all unvested stock options to eliminate compensation expense that we would otherwise have recognized in our results of operations after the adoption of the new stock option accounting rules when those options would have otherwise vested. During fiscal 2007 and fiscal 2006, we recorded approximately $781,000 and $304,000 in stock compensation expense, respectively, in our financial statements in accordance with the new stock option accounting rules. Options and restricted stock granted beginning in fiscal 2006 and future grants of options and restricted stock will also require us to recognize compensation expense in our income statement, increasing our reported expenses for the same activities, which could adversely affect the price of our common shares.

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
          As of November 30, 2007, we have approximately $85,804,000 of cash, cash equivalents, marketable securities and long-term investments on hand, which provides us with flexibility in implementing our business plans and responding to future business conditions and opportunities. We have broad discretion to determine how to allocate our cash, cash equivalents, marketable securities and investments. If we fail to apply these funds effectively, the failure could result in financial losses that could have a material adverse effect on our business and cause the price of our common shares to decline. We intend to keep sufficient cash, cash equivalents, marketable securities and investments in cash and bank accounts to avoid becoming an inadvertent investment company subject to regulation under the Investment Company Act of 1940. The remaining cash, cash equivalents, marketable securities and investments are expected to be invested in short-term, U.S. government or other investment grade, interest-bearing investments. These restrictions on our investments might limit the income otherwise available from investing these funds, lowering our income and potentially decreasing our earnings and the price of our common shares.
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
          The market price of our common shares has been volatile. The following could cause the market price of the common shares to continue to fluctuate substantially:
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
          Future sales of substantial amounts of common shares in the public market or the perception that such sales could occur could adversely affect the market price of the common shares. Any substantial sale of common shares or even the possibility of such sales occurring may have an adverse effect on the market price of the common shares. We have outstanding options and warrants to purchase an aggregate of 1,895,656 common shares. We have also reserved up to an additional 689,284 common shares for issuance upon exercises of options or awards of restricted stock or restricted stock units which have not yet been granted or awarded under our stock incentive plans. We have effective registration statements for the shares underlying these options and stock awards. Therefore, except for volume limitations imposed by Securities and Exchange Commission Rule 144 on affiliates, these shares are freely tradable. The market price of our common shares could fall if the holders of these shares sell them or are perceived by the market as intending to sell them.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          Our headquarters, manufacturing facility and warehouse space are located in a single building in Troy, Michigan. We lease approximately 23,000 square feet, approximately 12,000 square feet of which is office space for sales and marketing, engineering, accounting and other administrative activities. Our lease expires on December 31, 2009. The minimum monthly lease payment will be approximately $12,200 for fiscal 2008 and $12,400 for fiscal 2009, excluding other occupancy costs. We believe that this facility is suitable and adequate for our needs now and for the foreseeable future, except that we are exploring opportunities for new or additional facility space because of the growth of our business.
ITEM 3. LEGAL PROCEEDINGS
          We are not a party to any pending legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2007.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
          Our current executive officers and the positions held by them are as follows:

	Executive
Name	Officer Since	Age	Position
Bruce J. Barrett	6/94	48	President and Chief Executive Officer
William M. Iacona	12/00	37	Vice President and Chief Financial Officer, Controller, and Treasurer
Dominic J. Spadafore	8/02	48	Senior Vice President, Sales and Marketing
Mary Ann Victor	1/98	50	Vice President and Chief Administrative Officer and Secretary
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
          Mr. William M. Iacona has served as our Vice President and Chief Financial Officer since January 2006, as our Treasurer since February 2000 and as our Controller since April 1997. From December 2000 until January 2006, he served as our Vice President, Finance. Before joining us, he was in the Finance Department of Ameritech Advertising Services, a telephone directory company and a division of Ameritech Corporation (now AT&T), and was on the audit staff of Deloitte & Touche LLP, independent auditors. He is a certified public accountant and received a B.S. degree in accounting from the University of Detroit.
          Mr. Dominic J. Spadafore has served as our Senior Vice President, Sales and Marketing, since December 2007. From August 2002 until December 2007, he served as our Vice President, Sales and Marketing. Mr. Spadafore previously served, from July 2000 until July 2002, as National Sales and Clinical Director of the Cardiac Assist Division of Datascope Corporation, a medical device company that manufactures and markets healthcare products including medical devices used in high-risk cardiac patients. In this position, Mr. Spadafore supervised approximately 50 sales and clinical personnel and approximately $80 million in domestic revenues. From July 1997 until July 2000, he served as Western Area Manager of the Patient Monitoring Division of Datascope Corporation, and prior to that he held field sales representative and regional manager positions with progressive responsibilities with Datascope Corporation. Earlier in his career Mr. Spadafore was a sales representative with the Upjohn Company, a pharmaceutical manufacturer, and a sales representative with White and White Incorporated, a medical supply distributor. He received a BA degree in pre-medicine from Oakland University. Mr. Spadafore is a party to an employment agreement with us that requires us to elect him to the office he currently holds.
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

	High	Low
Fiscal Year Ended November 30, 2006
First Quarter	$36.64	$21.53
Second Quarter	27.02	15.28
Third Quarter	19.97	14.51
Fourth Quarter	24.75	16.55

Fiscal Year Ended November 30, 2007
First Quarter	$23.63	$18.35
Second Quarter	21.10	17.35
Third Quarter	19.81	16.08
Fourth Quarter	20.59	17.93
          As of February 1, 2008, we had 507 shareholders of record of our common shares.
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
Performance Graph
          The following line graph compares for the fiscal years ended November 30, 2003, 2004, 2005, 2006 and 2007 (1) the yearly percentage change in our cumulative total shareholder return (i.e., the change in share price divided by the initial share price, expressed as the resulting value of a $100 investment; we have not paid cash dividends) on our common shares, with (2) the cumulative total return of The Russell 2000 Index and with (3) the cumulative total return on the NASDAQ Medical Devices Index.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG SOMANETICS CORPORATION,
THE RUSSELL 2000 INDEX, AND
NASDAQ MEDICAL DEVICES INDEX**

	2002	2003	2004	2005	2006	2007

Somanetics Corporation	100.00	387.13	687.13	1,530.20	960.40	990.59
The Russell 2000 Index	100.00	136.29	159.81	172.83	202.95	200.57
NASDAQ Medical Devices Index	100.00	144.60	167.13	189.24	196.10	247.53
Assumes $100 invested on November 30, 2002 in Somanetics Corporation common shares, The Russell 2000 Index and the NASDAQ Medical Devices Index.

*	Total return assumes reinvestment of dividends.

**	Fiscal Year ending November 30.

ITEM 6. SELECTED FINANCIAL DATA
          You should read the following selected financial data together with our financial statements and related notes included in Item 8 of this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. We have derived the statement of operations data for the years ended November 30, 2007, 2006 and 2005 and the balance sheet data as of November 30, 2007 and 2006 from our audited financial statements, which are included in Item 8 of this report. We have derived the statement of operations data for the years ended November 30, 2004 and 2003 and the balance sheet data as of November 30, 2005, 2004 and 2003 from our audited financial statements, which are not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended November 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$38,586	$28,701	$20,509	$12,609	$9,361
Cost of sales	4,726	3,566	2,601	2,050	2,140

Gross margin	33,860	25,135	17,908	10,558	7,221

Operating expenses:
Research, development and engineering (1)	669	1,582	526	369	413
Selling, general and administrative (2)	22,269	16,485	13,241	8,237	6,759

Total operating expenses	22,938	18,067	13,767	8,606	7,172

Operating income	10,922	7,068	4,141	1,952	49

Other income:
Interest income	4,008	2,582	310	55	23

Total other income	4,008	2,582	310	55	23

Income before income taxes	$14,930	$9,650	$4,451	$2,007	$72
Income tax (expense) benefit (3)	(5,248)	750	3,300	6,700	—

Net income	$9,682	$10,400	$7,751	$8,707	$72

Net income per common share — basic	$.73	$.83	$.75	$.89	$.01

Net income per common share — diluted	$.67	$.75	$.66	$.77	$.01

Weighted average number of common shares outstanding — basic	13,213	12,463	10,322	9,780	9,114

Weighted average number of common shares outstanding — diluted	14,384	13,824	11,798	11,323	9,467

	As of November 30,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, securities and investments	$85,804	$71,571	$13,148	$7,070	$2,239
Working capital	62,998	57,968	18,044	9,311	4,480
Total assets	104,984	92,423	29,719	18,785	7,156
Total liabilities	2,819	2,205	1,878	1,232	991
Accumulated deficit	(17,049)	(26,731)	(37,131)	(44,882)	(53,589)
Total shareholders’ equity	102,165	90,218	27,841	17,553	6,165

(1)	Includes a $1,000,000 expense in fiscal 2006 in connection with our Contract Development and Exclusive Licensing Agreement we entered into with NeuroPhysics Corporation.

(2)	Includes an impairment expense of $929,093 in fiscal 2005 in connection with the write-off of our intangible asset associated with the acquisition of the license for the CorRestore System.

(3)	Fiscal 2006, 2005, and 2004 amounts are net of a fourth quarter reversal of a portion of our income tax valuation allowance in the amount of $4,068,613, $4,837,420 and $7,397,345, respectively.

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
          In the first quarter of fiscal 2005, we initiated selling and marketing efforts for the INVOS System in the pediatric intensive care unit, or ICU. We plan to launch the INVOS System into the neonatal ICU in early 2008 after completing additional market research of a smaller SomaSensor. We are currently sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. If results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major general surgeries, consistent with FDA requirements.
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
          We also develop and market the CorRestore System for use in cardiac repair and reconstruction. In November 2001, we received clearance from the FDA to market the CorRestore Patch in the United States. Sales of CorRestore Systems represented less than one percent of our fiscal 2007 net revenues.
     Net Revenues and Cost of Sales
          We derive our revenues from sales of INVOS Systems and CorRestore Systems to hospitals in the United States through our direct sales team and independent sales representative firms. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Covidien, formerly Tyco Healthcare, in Europe, Canada, the Middle East and South Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable SomaSensors. Revenues from outside the United States contributed 18 percent to our fiscal 2007 net revenues. As a percentage of net revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.
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
          Our INVOS System revenues are derived from the sale of monitors and our disposable SomaSensors. We intend that disposables will form the basis of a recurring revenue stream. In addition, we offer to our customers in the United States a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. Under this program, we do not recognize any revenue upon the shipment of the monitor. We recognize SomaSensor revenue when we receive purchase orders and ship the product to the customer. At the time of shipment of the monitor, we capitalize the monitor as an asset and depreciate this asset over five years, and this depreciation is included in cost of goods sold.
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
          We have increased the size of our direct sales team from 44 persons at the end of fiscal 2006 to 53 persons at the end of fiscal 2007. We expect to increase the size of our U.S. direct sales team in fiscal 2008 and are evaluating placing direct salespersons and clinical specialists in Europe to support Covidien. We also expect our clinical research expenses to increase in fiscal 2008 as a result of sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50 and other clinical trials. As a result, we expect selling, general and administrative expenses to increase in fiscal 2008.
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
     Deferred Tax Assets and Impairment Charges
          For the fiscal year ended November 30, 2005:
•	We recorded an impairment expense of $929,093 associated with the write-down of our intangible asset associated with the acquisition of the license for the CorRestore System.

•	We adjusted our deferred tax asset valuation allowance resulting in the recognition of additional deferred tax assets due to expected future tax benefits related to our net operating loss carryforwards. Recognition of this additional deferred tax asset resulted in a non-cash net tax benefit on our statement of operations for fiscal 2005 of $3,300,000.
          For the fiscal year ended November 30, 2006, we further adjusted our deferred tax asset valuation allowance resulting in the recognition of additional deferred tax assets due to expected future tax benefits related to our net operating loss carryforwards. Recognition of this additional deferred tax asset resulted in a non-cash net tax benefit on our statement of operations for fiscal 2006 of $750,000.
          For the fiscal year ended November 30, 2007, we recognized income tax expense at an estimated effective tax rate of 35 percent on our statement of operations. This income tax expense included a non-cash tax expense on our statement of operations for fiscal 2007 of $5,076,276. In November 2007, we wrote off our remaining CorRestore inventory of $180,521, based on the declining sales of CorRestore products and the uncertainty regarding future sales of these products.
Results of Operations
     Fiscal Year Ended November 30, 2007 Compared to Fiscal Year Ended November 30, 2006
          Net Revenues. Our net revenues increased $9,885,232, or 34 percent, from $28,700,600 in the fiscal year ended November 30, 2006 to $38,585,832 in the fiscal year ended November 30, 2007. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $8,284,866, or 36 percent, from $23,276,064 in fiscal 2006 to $31,560,930 in fiscal 2007. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $5,691,400, or 30 percent, primarily as a result of a 24 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $2,841,360, or 75 percent, primarily as a result of increased purchases by pediatric hospitals; and

•	an increase in international sales of $1,600,366, or 30 percent, from $5,424,536 in fiscal 2006 to $7,024,902 in fiscal 2007. The increase in international sales was primarily due to increased purchases of the INVOS System monitor and disposable SomaSensor by Covidien, formerly Tyco Healthcare, in Europe, and increased purchases by Edwards Lifesciences in connection with the launch of our four-channel cerebral and somatic INVOS System monitor in Japan, partially for evaluation and demonstration purposes. In fiscal 2007, international sales represented 18 percent of our net revenues, compared to 19 percent of our net revenues in fiscal 2006. Purchases by Covidien accounted for 13 percent of net revenues in fiscal 2007, compared to 15 percent in fiscal 2006.
          In the United States, we sold 248,360 SomaSensors in fiscal 2007, and internationally, we sold 122,690. We placed 509 INVOS System monitors in the United States and 434 internationally in fiscal 2007, and our installed base of INVOS System monitors in the United States was 2,006, in 664 hospitals, as of November 30, 2007.

          Sales of our products as a percentage of net revenues were as follows:

	Fiscal Year Ended November 30,
Product	2007	2006

SomaSensors	73%	75%
INVOS System Monitors	27%	24%

Total INVOS System	100%	99%
CorRestore Systems	0%	1%

Total	100%	100%

          Gross Margin. Gross margin as a percentage of net revenues was 88 percent for the fiscal year ended November 30, 2007 and November 30, 2006. We realized a four percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitors to pediatric hospitals in the United States. The increase in our average selling prices in the United States is attributable to increased sales of our pediatric SomaSensor, which sells for a higher price than the adult SomaSensor.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses decreased $913,706, or 58 percent, from $1,582,521 in fiscal 2006 to $668,815 in fiscal 2007. The decrease is primarily attributable to a $1,000,000 initial fee under our Contract Development and Exclusive Licensing Agreement entered into with NeuroPhysics Corporation in the fourth quarter of fiscal 2006. We expect our research, development and engineering expenses to increase in fiscal 2008 primarily as a result of development costs associated with advances to the design and performance features of the INVOS System, including the disposable SomaSensor, and the hiring of additional research and development personnel.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5,784,617, or 35 percent, from $16,484,567 for the fiscal year ended November 30, 2006 to $22,269,184 for the fiscal year ended November 30, 2007, primarily due to:
•	a $2,575,653 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 64 employees for the fiscal year ended November 30, 2006 to an average of 88 employees for the fiscal year ended November 30, 2007) and an increase in salaries of existing employees;

•	an $1,200,884 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, including sales training, product sponsorship, trade shows and advertising;

•	an $1,147,564 increase in employee sales commissions as a result of increased sales and hiring additional sales employees in fiscal 2007;

•	a $513,754 increase in accrued incentive compensation expense due to our fiscal year 2007 financial performance, primarily increased sales and operating income in accordance with the 2007 incentive compensation plans;

•	a $477,060 increase in stock compensation expense due to stock compensation issued to directors, officers, employees and a consultant in fiscal 2006 and 2007;

•	a $233,693 increase in clinical research expenses primarily as a result of a grant for neonatal research that we are supporting and a clinical trial we are sponsoring evaluating the use of the INVOS System on diabetic patients over age 50; and

•	a $165,935 increase in corporate insurance expenses due to increased coverage limits and increased premiums.
These increases were partially offset by a $739,400 decrease in commissions paid to our independent sales representative firms as a result of fewer independent sales representative firms in fiscal 2007.
          We expect our selling, general and administrative expenses to increase in fiscal 2008, primarily as a result of our hiring additional direct sales personnel in fiscal 2007 and 2008, increased employee sales commissions payable as a result of increased sales, increased clinical research expense, increased stock compensation expenses, and increased sales and marketing expenses.
          Other Income. During fiscal 2007, interest income increased to $4,008,537, from $2,582,033 in fiscal 2006, primarily due to our increased cash, cash equivalents, marketable securities and long-term investment balances as a result of cash provided by operating activities and the proceeds from our public offering of common shares that closed in the second quarter of fiscal 2006, and increased interest rates.
          Income Taxes. As of November 30, 2007, we recognized income tax expense at an estimated effective tax rate of 35 percent on our statement of operations, and we expect this to continue for future periods. As of November 30, 2006, we further adjusted our deferred tax asset valuation allowance resulting in the recognition of additional deferred tax assets as a result of expected future tax benefits related to our net operating loss carryforwards. Recognition of this additional deferred tax asset resulted in a non-cash tax benefit on our statement of operations for fiscal 2006 of $750,000, and increased our net income for fiscal 2006 to $10,399,957, or $0.75 per diluted common share. For fiscal 2006, the reversal of our valuation allowance was net of recorded taxes. The net income tax benefit of $750,000 consisted of income tax expense recorded at an estimated effective tax rate of 34 percent in the amount of $2,604,663 for the first three quarters of fiscal 2006, and a net deferred tax benefit of $3,354,663 recorded in the fourth quarter of fiscal 2006.
     Fiscal Year Ended November 30, 2006 Compared to Fiscal Year Ended November 30, 2005
          Net Revenues. Our net revenues increased $8,191,348, or 40 percent, from $20,509,252 in the fiscal year ended November 30, 2005 to $28,700,600 in the fiscal year ended November 30, 2006. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $6,070,504, or 35 percent, from $17,205,560 in fiscal 2005 to $23,276,064 in fiscal 2006. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $5,219,040, or 38 percent, primarily as a result of a 31 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $952,289, or 34 percent, primarily as a result of increased purchases by pediatric hospitals after the launch of our products into the pediatric ICU in the first quarter of fiscal 2005; and

•	an increase in international sales of $2,120,844, or 64 percent, from $3,303,692 in fiscal 2005 to $5,424,536 in fiscal 2006. The increase in international sales was primarily due to increased purchases of the INVOS System monitor and disposable SomaSensor by Covidien in Europe. In fiscal 2006, international sales represented 19 percent of our net revenues, compared to 16 percent of our net revenues in fiscal 2005. Purchases by Covidien accounted for 15 percent of net revenues in fiscal 2006, compared to 11 percent in fiscal 2005.
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

          Gross Margin. Gross margin as a percentage of net revenues was 88 percent for the fiscal year ended November 30, 2006 and 87 percent for the fiscal year ended November 30, 2005. The increase in gross margin as a percentage of net revenues is primarily attributable to a five percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitors to pediatric hospitals in the United States. The increase in our average selling prices in the United States is attributable to increased sales of our pediatric SomaSensor, which sells for a higher price than the adult SomaSensor, and to the addition of new customers at our higher suggested retail prices. The increase in gross margin as a percentage of net revenues was partially offset by increased purchases of our four-channel cerebral and somatic INVOS System monitor and disposable sensor by Covidien, due to the lower margin we receive on sales to our distributors.
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
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3,243,514, or 24 percent, from $13,241,053 for the fiscal year ended November 30, 2005 to $16,484,567 for the fiscal year ended November 30, 2006, primarily due to:
•	a $1,734,244 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 42 employees for the fiscal year ended November 30, 2005 to an average of 64 employees for the fiscal year ended November 30, 2006) and an increase in salaries of existing employees;

•	an $897,099 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, primarily sales training and trade shows;

•	an $527,765 increase in employee sales commissions as a result of increased sales and hiring additional sales employees in fiscal 2006;

•	a $403,352 increase in professional service fees, primarily due to increased legal and consulting fees;

•	a $293,026 increase in stock compensation expense due to stock compensation issued to directors, officers, employees and a consultant in fiscal 2006;

•	a $196,586 increase in office and facilities expenses primarily as a result of increased employees and increased insurance costs; and

•	a $101,405 increase in depreciation expense due to increased capitalized tooling for our four-channel cerebral and somatic INVOS System.
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
          Income Taxes. As of November 30, 2006, we further adjusted our deferred tax asset valuation allowance resulting in the recognition of additional deferred tax assets as a result of expected future tax benefits related to our net operating loss carryforwards. Recognition of this additional deferred tax asset resulted in a non-cash tax benefit on our statement of operations for fiscal 2006 of $750,000, and increased our net income for fiscal 2006 to $10,399,957, or $0.75 per diluted common share. For fiscal 2006, the reversal of our valuation allowance was net of recorded taxes. The net income tax benefit of $750,000 consisted of income tax expense recorded at an estimated effective tax rate of 34 percent in the amount of $2,604,663 for the first three quarters of fiscal 2006, and a net deferred tax benefit of $3,354,663 recorded in the fourth quarter of fiscal 2006.

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
          As of November 30, 2007, we did not have any outstanding or available debt financing arrangements, we had working capital of $63.0 million and our primary sources of liquidity were $33.2 million of cash and cash equivalents, $19.0 million of marketable securities and $33.7 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.
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
          We believe that cash, cash equivalents, marketable securities and long-term investments on hand at November 30, 2007 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.
     Cash Flows From Operating Activities
          Net cash provided by operations during fiscal 2007, 2006 and 2005 was $13,081,989 $7,304,835 and $3,687,653, respectively. In fiscal 2007, cash was provided primarily by:
•	$16,345,899 of net income before income taxes and non-cash depreciation, amortization and stock compensation expense;

•	a $541,711 increase in accrued liabilities, primarily as a result of the increased accrued incentive compensation and accrued sales commissions as a result of our fiscal 2007 financial performance;

•	a $194,000 decrease in accrued income tax expense as a result of payments made in fiscal 2007; and

•	a $72,276 increase in accounts payable, primarily as a result of increased inventory and operating expenses, partially offset by more timely payments made to vendors.
     Cash provided by operations in fiscal 2007 was partially offset by:
•	a $2,746,528 increase in accounts receivable, primarily as a result of higher fourth quarter sales in fiscal 2007 than in the fourth quarter of fiscal 2006, and the timing of more of the sales in fiscal 2007 towards the end of the fourth quarter;

•	a $658,895 increase in inventories, primarily due to the acquisition of components associated with our SomaSensors and our INVOS System monitor due to anticipated sales, partially offset by the $180,521 write-down of our CorRestore inventory described above; inventories on our balance sheet decreased because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below;

•	a $400,960 increase in deferred income tax benefits as a result of payments made for estimated alternative minimum tax that we expect will result in future tax credits when we use our net operating loss carryforwards;

•	a $199,451 increase in accrued interest income, primarily due to our increased cash, cash equivalents, marketable securities and long-term investment balances, and increased interest rates; and

•	a $66,063 increase in prepaid expenses, primarily as a result of prepaid costs associated with the construction of a new trade show booth.
          We expect our working capital requirements to increase as sales increase.
          The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $833,069 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during fiscal 2007, compared to $828,692 in fiscal 2006. As of November 30, 2007, we have capitalized $3,386,287 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,801,702. We depreciate these assets over five years.
     Cash Flows From Investing Activities
          Net cash used in investing activities in fiscal 2007, 2006 and 2005 was $10,127,748, $43,390,890 and $134,637, respectively. In fiscal 2007, these expenditures were primarily for investments in marketable securities and long-term investments of $63,795,275, partially offset by maturities of marketable securities and long-term investments of $54,000,000, and also $332,473 in capital expenditures, primarily tooling for the disposable SomaSensor, and computer hardware and software in connection with our additional sales personnel. In fiscal 2006, these expenditures were primarily for investments in marketable securities and long-term investments with the proceeds from our public offering, described above, and also $554,993 in capital expenditures, primarily tooling for the four-channel cerebral and somatic INVOS System monitor.
     Cash Flows From Financing Activities
          Net cash provided by financing activities in fiscal 2007, 2006 and 2005 was $1,483,867, $51,672,687 and $2,525,679, respectively. During fiscal 2007, we issued 271,334 common shares as a result of stock option exercises, for proceeds of $1,483,867. On March 6, 2006, we completed a public offering of 2,300,000 of our newly-issued common shares at a public offering price of $24.00 per share. The net proceeds, after deducting the underwriting discount and the expense of the offering, were $51,232,774. In addition, during fiscal 2006, we issued 79,742 common shares as a result of stock option exercises, for proceeds of $439,913. During fiscal 2005, we issued 561,839 common shares as a result of stock option exercises by employees, directors and former employees, for proceeds of $2,525,679.

Contractual Obligations
          The following information is provided as of November 30, 2007 with respect to our known contractual obligations specified in the following table, aggregated by type of contractual obligation:

Payments due by period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

Long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	$306,900	$145,800	$161,100	—	—
Purchase obligations	4,931,700	4,879,600	52,100	—	—
Other long-term liabilities	—	—	—	—	—
Purchase obligations consist primarily of purchase orders executed for inventory components.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements or financing activities.
New Accounting Pronouncements
          In July 2006, the FASB adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and requires an assessment of the probability of the validity of tax positions taken or expected to be taken in income tax returns for recognition in financial statements. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for our fiscal year beginning December 1, 2007. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. We do not expect the adoption of FIN 48 will have a material impact on our financial statements.
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
          We previously accounted for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and

related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense was charged against income for fiscal 2005 for stock option grants to employees because our stock option grants are priced at the market value as of the date of grant. Stock-based compensation of consultants and advisors was determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model. The resulting amount was recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. As a result, we recorded $11,221 of compensation expense, and an equal increase in additional paid in capital, for stock options vesting in favor of non-employees in fiscal 2005.
          In November 2005, we approved the acceleration of vesting of all unvested stock options as of November 30, 2005. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of SFAS 123R, which was effective for our fiscal quarter beginning December 1, 2005. After the effects of the accelerated vesting, the initial adoption of SFAS 123R was immaterial with respect to options granted before December 1, 2005. The issuance of additional stock compensation under the 2005 Stock Incentive Plan in fiscal 2007 and 2006 had an impact on our financial statements.
          During fiscal 2007, we granted 96,000 stock options to our employees, directors and one of our officers, and we issued 9,000 restricted common shares to one of our officers. During fiscal 2006, we granted 239,000 stock options to our officers, employees, directors and one of our consultants, and we issued 68,000 restricted common shares to our officers. These stock options and restricted shares were issued at the market price on the date of grant, and they vest and are expensed in the financial statements over five years. As a result of the stock options and restricted common shares that we granted during fiscal 2007 and fiscal 2006, we have recorded $781,308 in stock compensation expense in fiscal 2007 in accordance with SFAS No. 123 (R). As a result of the stock options and restricted common shares that we granted during fiscal 2006, we recorded $304,248 in stock compensation expense in fiscal 2006 in accordance with SFAS No. 123(R).
          As of November 30, 2007, there was $3,606,518 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 4 years. As of November 30, 2006, there was $3,260,855 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost was expected to be recognized over a weighted average period of 4.5 years. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during fiscal 2007 or fiscal 2006.
          The fair value of the stock option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2007 and 2006: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 47.00% (54.00% for 2006), risk-free rate (approximate U.S. Treasury yield in effect at the time of grant) of 5%, expected lives of 6 years, and a dividend yield of 0%. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance. Different assumptions could significantly change the calculated grant date fair value, and, therefore, the amount of stock compensation expense we recognize over the vesting period of the awards. We believe, however, that our estimates are appropriate.
          During fiscal 2005 we granted 162,146 stock options to our employees and directors. Had we recognized compensation expense for our stock options that vested in fiscal 2005 using the fair value method of accounting based on the fair value of the options on the grant date using the Black-Scholes valuation model, we would have recorded $1,804,000 in compensation expense and realized pro forma net income of $5,958,308, or $0.51 per diluted common share.
Income Taxes
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent five fiscal years, and our forecast for future net income.

Our assessment of our deferred tax assets included assuming that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2008 and making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. As of November 30, 2007, we have concluded that it is more likely than not that approximately $6,075,000 of such assets will be realized. The remaining tax benefits of $6,024,000 relating to stock option exercises will not be recognized on our financial statements until the reduce current taxes payable. The benefit, when recognized, will increase additional paid in capital.
          For the fiscal year ended November 30, 2007, we recorded income tax expense at an estimated effective tax rate of 35 percent.
          During fiscal 2005, we adjusted our deferred tax asset valuation allowance resulting in the recognition of a net deferred tax asset of $3,300,000 related to the expected future benefits of our net operating loss carryforwards, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” During 2006, we further adjusted our deferred tax asset valuation allowance resulting in the recognition of an additional net deferred tax asset of $750,000. For fiscal 2006 and 2005, the reversal of our valuation allowance was net of recorded taxes. For the fiscal year ended November 30, 2006, the recorded net income tax benefit of $750,000 consisted of income tax expense recorded at an estimated effective tax rate of 34 percent in the amount of $2,604,663 for the first three quarters of fiscal 2006, and a net deferred tax benefit of $3,354,663 recorded in the fourth quarter of fiscal 2006. For the fiscal year ended November 30, 2005, the recorded net income tax benefit of $3,300,000 consisted of income tax expense recorded at an estimated effective tax rate of 34 percent in the amount of $1,261,223 for the first three quarters of fiscal 2005, and a net deferred tax benefit of $4,561,223 recorded in the fourth quarter of fiscal 2005.
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
No Capital Cost Sales Revenue Recognition
          We offer to our customers in the United States a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. Under this program, we do not recognize any revenue upon the shipment of the INVOS System monitor. We recognize SomaSensor revenue when we receive purchase orders and ship the product to the customer. At the time of shipment of the monitor, we capitalize the INVOS System monitor as an asset and depreciate this asset over five years. We believe this is consistent with our stated revenue recognition policy, which is compliant with Staff Accounting Bulletin No. 104, and we have considered Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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
November 30, 2007
Expected Maturity Dates By Fiscal Year

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Investments:

Marketable Securities and Long-term Investments:
Fixed Rate ($)	18,978,074	—	8,666,244	6,996,231	17,990,624	—	52,631,173	52,785,570
Average interest rate	5.25%	N/A	5.08%	5.23%	5.12%	N/A	5.17%
November 30, 2006
Expected Maturity Dates By Fiscal Year

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Investments:

Marketable Securities and Long-term Investments:
Fixed Rate ($)	20,918,134	11,943,252	9,974,512	—	—	—	42,835,898	42,912,370
Average interest rate	5.17%	5.25%	5.33%	N/A	N/A	N/A	5.22%
          During fiscal 2007, five of our bonds matured for approximately $21,000,000 and six of our bonds that were due to mature in 2008, 2009 and 2011 were called for approximately $33,000,000. We reinvested the proceeds, along with an additional $10,000,000 into new bonds with maturity dates in fiscal 2008, 2010, 2011 and 2012.

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
          Somanetics Corporation management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of November 30, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
          Somanetics Corporation’s independent registered public accounting firm, that audited the financial statements prepared by the Company included in Item 8 of this report, has issued a report on the financial statements and on the effectiveness of the Company’s internal control over financial reporting, which is included on the next page.
January 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Somanetics Corporation
Troy, Michigan
We have audited the accompanying balance sheets of Somanetics Corporation (the “Company”) as of November 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2007. We also have audited the Company’s internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Somanetics Corporation as of November 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
February 6, 2008

SOMANETICS CORPORATION
BALANCE SHEETS

	November 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$33,172,977	$28,734,869
Marketable securities	18,978,074	20,918,134
Accounts receivable	7,486,571	4,740,043
Inventory (Note 2)	1,998,284	2,172,458
Prepaid expenses	560,885	494,822
Accrued interest receivable	551,117	351,666
Deferred tax asset — current (Note 5)	3,069,929	2,761,217

Total current assets	65,817,837	60,173,209

PROPERTY AND EQUIPMENT: (Note 2)
Demonstration and no capital cost sales equipment at customers	3,386,287	2,650,939
Machinery and equipment	1,531,387	1,263,015
Furniture and fixtures	307,919	300,037
Leasehold improvements	196,700	195,565

Total	5,422,293	4,409,556
Less accumulated depreciation and amortization	(2,931,596)	(2,285,279)

Net property and equipment	2,490,697	2,124,277

OTHER ASSETS:
Long-term investments	33,653,099	21,917,764
Deferred tax asset — non-current (Note 5)	3,004,755	8,182,783
Intangible assets, net (Note 2)	3,097	10,009
Other	15,000	15,000

Total other assets	36,675,951	30,125,556

TOTAL ASSETS	$104,984,485	$92,423,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,118,003	$1,045,727
Accrued liabilities (Notes 4 and 6)	1,701,481	1,159,770

Total current liabilities	2,819,484	2,205,497

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY: (Note 3)
Preferred shares; authorized, 1,000,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 13,443,961 shares at November 30, 2007, and 13,163,627 shares at November 30, 2006	134,440	131,636
Additional paid-in capital	119,079,383	116,817,012
Accumulated deficit	(17,048,822)	(26,731,103)

Total shareholders’ equity	102,165,001	90,217,545

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$104,984,485	$92,423,042

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended November 30,
	2007	2006	2005

NET REVENUES (Notes 2 and 9)	$38,585,832	$28,700,600	$20,509,252
COST OF SALES	4,726,146	3,565,588	2,601,488

Gross margin	33,859,686	25,135,012	17,907,764

OPERATING EXPENSES:
Research, development and engineering (Note 2)	668,815	1,582,521	525,679
Selling, general and administrative (Note 2)	22,269,184	16,484,567	13,241,053

Total operating expenses	22,937,999	18,067,088	13,766,732

OPERATING INCOME	10,921,687	7,067,924	4,141,032

OTHER INCOME:
Interest income	4,008,537	2,582,033	310,055

Total other income	4,008,537	2,582,033	310,055

INCOME BEFORE INCOME TAXES	$14,930,224	$9,649,957	$4,451,087

INCOME TAX (EXPENSE) BENEFIT (Note 5)	(5,247,943)	750,000	3,300,000

NET INCOME	$9,682,281	$10,399,957	$7,751,087

NET INCOME PER COMMON SHARE — BASIC (Note 2)	$.73	$.83	$.75

NET INCOME PER COMMON SHARE — DILUTED (Note 2)	$.67	$.75	$.66

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC (Note 2)	13,213,428	12,463,075	10,322,226

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED (Note 2)	14,384,445	13,824,467	11,797,799

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional		Total
	Common	Share	Paid-In	Accumulated	Shareholders’	Comprehensive
	Shares	Value	Capital	Deficit	Equity	Income

Balance at December 1, 2004	10,137,782	$101,378	$62,333,435	$(44,882,147)	$17,552,666

For cash, exercise of stock options	561,839	5,618	2,520,061		2,525,679
Cashless exercise of warrants	16,264	163	(163)		—
Consultant stock option expense	—		11,221		11,221
Net income and comprehensive income	—			7,751,087	7,751,087	$7,751,087

Balance at November 30, 2005	10,715,885	$107,159	$64,864,554	$(37,131,060)	$27,840,653

For cash, less issuance costs of $3,967,226	2,300,000	23,000	51,209,774		51,232,774
For cash, exercise of stock options	79,742	797	439,116		439,913
Stock compensation expense	—		304,248		304,248
Restricted share grant	68,000	680	(680)		—
Net income and comprehensive income	—			10,399,957	10,399,957	$10,399,957

Balance at November 30, 2006	13,163,627	$131,636	$116,817,012	$(26,731,103)	$90,217,545

For cash, exercise of stock options	271,334	2,714	1,481,153		1,483,867
Stock compensation expense	—		781,308		781,308
Restricted share grant	9,000	90	(90)		—
Net income and comprehensive income	—			9,682,281	9,682,281	$9,682,281

Balance at November 30, 2007	13,443,961	$134,440	$119,079,383	$(17,048,822)	$102,165,001

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended November 30,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,682,281	$10,399,957	$7,751,087
Adjustments to reconcile net income to net cash provided by operations:
Income tax expense (benefit)	5,076,276	(750,000)	(3,300,000)
Depreciation and amortization	806,034	592,061	383,986
Stock compensation expense	781,308	304,248	11,221
Intangible asset impairment	—	—	929,093
Changes in assets and liabilities:
Accounts receivable (increase)	(2,746,528)	(1,208,303)	(1,509,196)
Accrued interest income (increase)	(199,451)	(351,666)	—
Inventory (increase)	(658,895)	(1,943,049)	(859,312)
Deferred income tax benefit (increase)	(400,960)	—	—
Prepaid expenses (increase) decrease	(66,063)	128,481	(365,410)
Accounts payable increase	72,276	332,931	183,699
Accrued liabilities increase (decrease)	541,711	(5,825)	462,485
Accrued income tax expense (increase) decrease	194,000	(194,000)	--_ _

Net cash provided by operating activities	13,081,989	7,304,835	3,687,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and long-term investments	(63,795,275)	(47,835,897)	—
Proceeds from maturities of marketable securities and long-term investments	54,000,000	5,000,000	—
Acquisition of property and equipment	(332,473)	(554,993)	(134,637)

Net cash (used in) investing activities	(10,127,748)	(43,390,890)	(134,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	—	51,232,774	—
Proceeds from issuance of common shares due to exercise of stock options	1,483,867	439,913	2,525,679

Net cash provided by financing activities	1,483,867	51,672,687	2,525,679

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,438,108	15,586,632	6,078,695

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,734,869	13,148,237	7,069,542

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,172,977	$28,734,869	$13,148,237

Supplemental Disclosure of Non cash investing activities:
Demonstration and no capital cost sales equipment capitalized from inventory (Note 2)	$833,069	$828,692	$484,121

Supplemental Disclosure of Taxes paid:
Federal and state income taxes (Note 5)	$572,627	$—	$—
See notes to financial statements

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
1.	Organization and Operations
          We are a Michigan corporation that was formed in 1982. We develop, manufacture and market the INVOS® System, a non-invasive patient monitoring system that continuously measures changes in blood oxygen levels. The principal markets for our products are the United States, Europe, and Japan. The INVOS System, based on our In Vivo Optical Spectroscopy, or INVOS, technology, is used to measure changes in regional blood oxygen saturation in the brain and elsewhere in the body in somatic, or skeletal muscle, tissue in patients with or at risk for restricted blood flow. The INVOS System measurement is made by transmitting low-intensity visible and near-infrared light through a portion of the body with sensors, called SomaSensors, and detecting the manner in which the exposed substance interacts with light at specific wavelengths.
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
          We also develop and market the CorRestore® System, including the CorRestore Patch, for use in cardiac repair and reconstruction, including heart surgeries called surgical ventricular restoration, or SVR. In 2000, we entered into a license agreement for specified rights relating to the CorRestore System and related products and accessories for SVR. In November 2001, we received clearance from the FDA to market the CorRestore Patch in the United States. Refer to Note 2 for a discussion of the impairment of the CorRestore license acquisition cost intangible asset and the impairment of our CorRestore inventory.
2.	Summary of Significant Accounting Policies
          Cash Equivalents consist of short-term, interest-bearing investments maturing within three months of our acquisition of them.
          Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds, classified as held to maturity, maturing approximately twelve months to five years from the date of acquisition, are stated at an amortized cost of $52,631,173, and have a market value of $52,785,570 at November 30, 2007.
          Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

	November 30,
	2007	2006

Purchased components	$1,702,878	$1,456,059
Finished goods	174,451	610,016
Work in process	120,955	106,383

Total	$1,998,284	$2,172,458

          In November 2007, we wrote off our remaining CorRestore inventory of $180,521, based on the declining sales of CorRestore products and the uncertainty regarding future sales of these products.
          Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Depreciation expense was $799,122, $585,149 and $377,074 for the fiscal years ended November 30, 2007, November 30, 2006 and November 30, 2005, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of November

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
30, 2007, we have capitalized $3,386,287 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,801,702. As of November 30, 2006, we have capitalized $2,650,939 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,529,946. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.
          Intangible Assets consist of patents and trademarks. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

	November 30,
	2007	2006

Patents and trademarks	$111,733	$111,733
Less: accumulated amortization	(108,636)	(101,724)

Total	$3,097	$10,009

          Amortization expense was $6,912 for the fiscal years ended November 30, 2007, November 30, 2006, and November 30, 2005. Amortization expense for fiscal 2008 is expected to be approximately $3,100.
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
          Revenue Recognition occurs for our products when there is persuasive evidence of an arrangement with the customer, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The product is considered delivered to the customer once we have shipped it, as this is when title and risk of loss have transferred. We have considered Staff Accounting Bulletin No. 104 and Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” in determining our revenue recognition policy.
          Research, Development and Engineering costs are expensed as incurred.
          Net Income Per Common Share — basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding — diluted, for the years ended November 30, 2007, November 30, 2006 and November 30, 2005, includes the potential dilution that could occur for common shares issuable under stock options or warrants. As of November 30, 2007, 2006 and 2005, the difference between weighted average shares — diluted and weighted average shares — basic is calculated as follows:

	2007	2006	2005

Weighted average shares — basic	13,213,428	12,463,075	10,322,226
Add: effect of dilutive common shares and warrants	1,171,017	1,361,392	1,475,573

Weighted average shares — diluted	14,384,445	13,824,467	11,797,799
          At November 30, 2007, 2006 and 2005, there were no stock options outstanding that were excluded from the computation of net income per common share — diluted. In addition, at November 30, 2005 there were approximately 2,100,000 warrants outstanding that were excluded from the computation, as the warrants were contingent on achieving specified future sales targets that we did not expect to achieve. These warrants expired unexercised in November 2006. As of November 30, 2007, we had outstanding 1,895,656 options to purchase

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
common shares, as of November 30, 2006, we had outstanding 2,071,990 options to purchase common shares, and as of November 30, 2005, we had outstanding 4,014,232 warrants and options to purchase common shares.
     Accounting Pronouncements In July 2006, the FASB adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and requires an assessment of the probability of the validity of tax positions taken or expected to be taken in income tax returns for recognition in financial statements. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for our fiscal year beginning December 1, 2007. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. We do not expect the adoption of FIN 48 will have a material impact on our financial statements.
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
     During fiscal 2007, we issued 271,334 common shares as a result of stock option exercises by our employees, a former director and a consultant, for proceeds of $1,483,867. During fiscal 2006, we issued 79,742 common shares as a result of stock option exercises by employees and a former director, for proceeds of $439,913. During fiscal 2005, we issued 561,839 common shares as a result of stock option exercises by employees, directors and former employees, for proceeds of $2,525,679.
     Common shares reserved for future issuance upon exercise of stock options and warrants as discussed above at November 30, 2007, are as follows:

1991 Incentive Stock Option Plan	14,663
1997 Stock Option Plan	1,378,777
2005 Stock Incentive Plan	1,121,500
Options Granted Independent of Option Plans	70,000

Total shares reserved for future issuance	2,584,940

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
4.	Accrued Liabilities
          Accrued liabilities consist of the following:

	November 30,
	2007	2006

Incentive Compensation	$958,642	$495,014
Sales Commissions	548,046	277,521
Clinical Research	110,639	60,005
Professional Fees	61,550	22,053
Warranty	19,800	19,900
Royalty	2,804	11,473
Taxes	—	228,085
401(k) Match	—	45,719

Total	$1,701,481	$1,159,770

5.	Income Taxes
          Deferred income taxes reflect the estimated future tax effect of (1) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations and (2) net operating loss and tax credit carryforwards. Our deferred tax assets primarily represent the tax benefit of net operating loss carryforwards and research and general business tax credit carryforwards. We had deferred tax assets of approximately $12,099,000 as of November 30, 2007, which include approximately $6,024,000 related to the exercise of stock options, which will not be recognized as deferred tax assets on our balance sheet until such time as they are utilized and reduce current taxes payable. If realized in the future, these tax benefits will be recognized in additional paid in capital. The change in the valuation related to future stock option tax benefits is attributable to current year tax deductions from stock options exercised. We had deferred tax assets of approximately $15,734,000 as of November 30, 2006, which include approximately $4,790,000 related to the exercise of stock options, as described above. We have used a statutory federal income tax rate of 34 percent when calculating our deferred tax assets. We paid income taxes in fiscal 2007 of approximately $401,000 for alternative minimum tax due, and paid no income taxes in fiscal 2006 and 2005. The amounts paid for alternative minimum tax in fiscal 2007 have been recorded as tax credit carryforward deferred tax assets on our balance sheet, as shown below.
          The components of deferred income tax assets as of November 30, 2007 and 2006 were as follows:

	November 30,
	2007	2006
	(in thousands)
Net operating loss carryforwards	$11,037	$14,834
Other	434	150
Basis difference of fixed assets and intangibles	51	113
Alternative minimum tax credit carryforward	401	194
Research and general business tax credit carryforwards	176	443

Subtotal	12,099	15,734
Reduction for future stock option tax benefits valuation	(6,024)	(4,790)

Deferred tax asset	$6,075	$10,944

          The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended November 30,
	2007	2006	2005
Taxes at U.S. statutory rate — 34 percent	$5,076,276	$3,280,985	$1,513,370
State and local income taxes	122,347	—	—
Nondeductible meals and entertainment	49,320	37,628	24,050
Change in valuation allowance	—	(4,068,613)	(4,837,420)

Income tax (benefit) from continuing operations	$5,247,943	$(750,000)	$(3,300,000)

Effective tax rate	35.1%	(7.8)%	(74.1)%

          The components of current and deferred federal and state income tax expense and benefit are as follows:

	For the Fiscal Year Ended November 30,
	2007	2006	2005
Federal income tax expense (benefit) — current	$206,960	$194,000	$—
Federal income tax expense (benefit) — deferred	4,891,042	(944,000)	(3,300,000)
State income tax expense (benefit) — current	122,347	—	—
State income tax expense (benefit) — deferred	27,594	—	—

Income tax (benefit) from continuing operations	$5,247,943	$(750,000)	$(3,300,000)

          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” including our past operating results, the existence of cumulative losses over our history up to the most recent five fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included assuming that the net asset will be realized is that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2008 and making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. As of November 30, 2007, we have concluded that it is more likely than not that approximately $6,075,000 of our net deferred tax assets will be realized. The remaining tax benefits of $6,024,000 relating to stock option exercises will not be recognized on our financial statements until they reduce current taxes payable. The benefit, when recognized, will increase additional paid in capital.
          For fiscal 2006 and 2005, the reversal of our valuation allowance was net of recorded taxes. For the fiscal year ended November 30, 2006, we recorded a net income tax benefit of $750,000, which consisted of income tax expense recorded at an estimated effective tax rate of 34 percent in the amount of $2,604,663 for the first three quarters of fiscal 2006 and a net deferred tax benefit of $3,354,663 recorded in the fourth quarter of fiscal 2006. For the fiscal year ended November 30, 2005, we recorded a net income tax benefit of $3,300,000, which consisted of income tax expense recorded at an estimated effective tax rate of 34 percent in the amount of $1,261,223 for the first three quarters of fiscal 2005 and a net deferred tax benefit of $4,561,223 recorded in the fourth quarter of fiscal 2005.
          As of November 30, 2007, net operating loss carryforwards of approximately $31.9 million were available for Federal income tax purposes for future years. Research and business general tax credits of approximately $176,000 are also available to offset future taxes, and alternative minimum tax credits of approximately $401,000 are also available to offset future taxes. These losses and credits expire, if unused, at various dates from 2008 through 2025. Some of our research tax credits are not expected to be utilized prior to expiration and, thus, have a valuation allowance.
          Use of our net operating loss carryforwards, tax credit carryforwards and certain future deductions could be restricted, in the event of future changes in our equity structure, by provisions contained in the Tax Reform Act of 1986.

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
6.	Commitments and Contingencies
          We have a lease agreement for a 23,392 square foot, stand-alone office, assembly and warehouse facility. The current lease, as amended, expires December 31, 2009.
          Operating lease expense for the years ended November 30, 2007, 2006 and 2005 was approximately $164,300, $163,300, and $162,800, respectively. Approximate future minimum lease commitments are as follows:

Year ending November 30,
2008	$145,800
2009	148,700
2010	12,400

Total	$306,900

          We have executed purchase orders for inventory components representing purchase obligations of approximately $4,932,000 as of November 30, 2007.
          In December 1991, we amended and restated our profit sharing plan to include a 401(k) plan covering substantially all employees. Under provisions of the plan, participants may contribute, annually, between 1 percent and 25 percent of their compensation. In November 2004, our board of directors approved a discretionary contribution to the 401(k) Plan, as soon as practicable after December 31, 2004, equal to $2 for every $1 contributed by Company employees to the 401(k) Plan during calendar 2004, up to a Company contribution of 4 percent of the employee’s compensation, and also approved matching contributions to the 401(k) Plan equal to $2 for every $1 contributed by Company employees to the 401(k) Plan at each payroll date on or after January 1, 2005, up to a Company contribution of 4 percent of the employee’s compensation, and continuing until terminated by further action of the board of directors. In addition, at the discretion of the board of directors, we may make other annual discretionary contributions to the plan. Matching contributions made for fiscal 2007, 2006 and 2005 were approximately $338,000, $215,000 and $202,000, respectively. The discretionary contribution made in February 2005, for calendar 2004, was approximately $113,000.
          As of November 30, 2007, we have employment agreements or change in control, invention, confidentiality, non-compete and non-solicitation agreements with all of our officers. The employment agreement with our Senior Vice President, Sales and Marketing and the change in control agreements with seven of our officers provide for severance benefits equal to one year’s salary upon termination of employment without cause or for good reason 90 days before to one year after a change in control of the Company that occurs by June 13, 2008 for four officers, June 29, 2008 for one officer, December 15, 2009 for one officer, and October 8, 2010 for one officer. In addition, on April 19, 2006, we amended and restated the employment agreement with our President and Chief Executive Officer that was scheduled to expire on April 30, 2006. The amended and restated agreement provides for severance benefits consisting of fringe benefits for one year, a lump sum payment equal to one year’s salary plus the target bonus for the year of termination (which must be at least 65% of his salary), plus a pro rata bonus through the date of termination, plus an amount equal to the cost of his automobile, cellular phone and Internet access for one year upon termination of his employment without cause or for good reason or if his employment terminates because his agreement expires. His amended and restated employment agreement expires April 30, 2009 unless earlier terminated as provided in the agreement. All officers have agreed not to compete with us and not to solicit our employees during specified periods following the termination of employment, and they have agreed to various confidentiality and assignment of invention obligations. The estimated financial exposure of these agreements, upon a change of control of the Company and termination of all of the officers without cause, is approximately $1,579,000.
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

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
7.     Stock Option Plans
          In February 1991 and January 1997, we adopted stock option plans, and in February 2005, we adopted a stock incentive plan, for our key employees, directors, consultants and advisors and, under the 2005 plan, independent contractors and agents. On April 19, 2007, our shareholders approved an amendment to the Somanetics Corporation 2005 Stock Incentive Plan to increase the number of common shares reserved for issuance under the 2005 Plan.
          The stock option plans provided for our issuance of options to purchase a maximum of 115,000 common shares under the 1991 plan and 2,560,000 common shares under the 1997 plan. The 2005 plan permits us to grant stock options, including both nonqualified options and incentive options, restricted stock and restricted stock units, up to 1,200,000 common shares. In addition, we granted options to employees independent of the plans. Options granted generally have a 10-year life, and vest over a three-year period, except the options granted in fiscal 2005 vested on November 30, 2005 and the options and restricted stock granted in fiscal 2006 and fiscal 2007 vest over a five-year period. Awards and expirations under the 1991 plan, 1997 plan, 2005 plan and independent of the plans during the years ended November 30, 2007, 2006 and 2005 are listed below.
          At November 30, 2007, no additional options may be granted under the 1991 plan or the 1997 plan, and 689,284 common shares were available to be granted or awarded under the 2005 plan.
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
          We previously accounted for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs for stock options granted to employees were measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been charged against income for stock option grants to employees for fiscal 2005. Stock-based compensation of consultants and advisors was determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of SFAS No. 123, estimated using the Black-Scholes model with the assumptions described below. The resulting amount was recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. As a result, we recorded $11,221 of compensation expense, and an equal increase in additional paid in capital, for stock options issued to non-employees in fiscal 2005.
          In November 2005, we approved the acceleration of vesting of all unvested stock options as of November 30, 2005. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of SFAS 123R, which is effective for our fiscal quarter beginning December 1, 2005. After the effects of the accelerated vesting, the initial adoption of SFAS 123R was immaterial with respect to options granted before December 1, 2005. However, the issuance of additional stock compensation under the 2005 Stock Incentive Plan in fiscal 2006 and fiscal 2007 had an additional impact on our financial statements.

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
          During fiscal 2007, we granted 96,000 stock options to our employees, directors and one of our officers, at the market price on the date of grant, and during fiscal 2006, we granted 239,000 stock options to our officers, employees, directors and one of our consultants, at the market price on the date of grant. During fiscal 2007, we also issued 9,000 restricted common shares to one of our officers at the market price on the date of grant of $18.93, and during fiscal 2006, we issued 68,000 restricted common shares to our officers at the market price on the date of grant of $18.06. These stock options and restricted shares vest and are expensed in the financial statements over five years. During fiscal 2007, 47,800 stock options and 13,600 restricted common shares vested, and no stock options or restricted common shares vested during fiscal 2006. As a result of the stock options and restricted common shares that we granted during fiscal 2006 and fiscal 2007, we have recorded $781,308 in stock compensation expense in fiscal 2007 in accordance with SFAS No. 123 (R). As a result of the stock options and restricted common shares that we granted during fiscal 2006, we recorded $304,248 in stock compensation expense in fiscal 2006 in accordance with SFAS No. 123(R).
          As of November 30, 2007, there was $3,606,518 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 4 years. As of November 30, 2006, there was $3,260,855 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost was expected to be recognized over a weighted average period of 4.5 years.
          Had compensation expense for our stock options granted to employees been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123 in fiscal 2005, our results of operations on a pro forma basis would have been as follows:

For the Fiscal
Year Ended
November 30,
2005
Net income	$7,751,087
Add: Stock-based employee compensation included in actual net income	$11,221
Deduct: Total stock-based employee compensation, had fair value method been applied	$(1,804,000)

Pro-forma net income	$5,958,308

Net income per common share — basic	$.75
Net income per common share — diluted	$.66
Pro-forma net income per common share — basic, had fair value method been applied	$.58
Pro-forma net income per common share — diluted, had fair value method been applied	$.51
          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2007, 2006 and 2005: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 47.00 percent for 2007 (54.00 percent for 2006 and 57.00 percent for 2005), risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) 5.0 percent for 2007 (5.0 percent for 2006 and 4.0 percent for 2005), expected lives of 6

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
years for 2007 (6 years for 2006 and 7 years for 2005) and dividend yield of 0 percent. The fair value of restricted common shares was estimated based on the market value of the common shares on the date of issuance.
          A summary of our stock option activity and related information for the years ended November 30, 2007, 2006 and 2005 is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Common	Exercise	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding December 1,	2,071,990	$6.01	1,914,232	$4.59	2,316,315	$3.83
Options granted	96,000	19.25	239,000	17.30	168,257	13.79
Options exercised	(271,334)	5.47	(79,742)	5.52	(561,839)	4.50
Options canceled	(1,000)	18.85	(1,500)	17.56	(8,501)	8.29

Options outstanding November 30,	1,895,656	6.75	2,071,990	6.01	1,914,232	4.59

Options exercisable November 30,	1,609,456	$4.76	1,832,990	$4.53	1,914,232	$4.59

          As of November 30, 2007, the aggregate intrinsic value of stock options outstanding was $25,136,399, and the aggregate intrinsic value of stock options exercisable was $24,544,204, and as of November 30, 2006, the aggregate intrinsic value of stock options outstanding was $27,743,946, and the aggregate intrinsic value of stock options exercisable was $27,256,561. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $3,707,681, $1,188,554 and $10,245,571, respectively.
          A summary of the price ranges of our stock options outstanding and exercisable as of November 30, 2007 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Options	Exercise	Remaining	Options	Exercise	Remaining
Range of Exercise Prices	Outstanding	Price	Life (years)	Exercisable	Price	Life (years)

$1.70 — $5.00	1,305,597	$2.99	4.07	1,305,597	$2.99	4.07
$5.01 — $10.00	71,298	5.87	.33	71,298	5.87	.33
$10.01 — $18.06	518,761	16.33	8.35	232,561	14.33	7.70

Total	1,895,656	$6.75	5.10	1,609,456	$4.76	4.43

          The weighted-average grant-date fair value of options granted during fiscal 2007, 2006 and 2005 was $9.97, $9.78 and $8.41, respectively. The total fair value of shares vested during fiscal 2007, 2006 and 2005 was $713,021, $0 and $2,596,945, respectively. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during fiscal 2007, 2006 and 2005.
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

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
issued 16,264 common shares to Mr. Wolfe, retaining 3,736 common shares in payment of the exercise price. Mr. Wolfe has no vested warrants remaining to purchase common shares.
9.      Major Customers and Foreign Sales
          Covidien, formerly Tyco Healthcare, our international distributor in Europe, the Middle East, South Africa and Canada for our INVOS System, accounted for 13 percent of net revenues for the fiscal year ended November 30, 2007, 15 percent of net revenues for the fiscal year ended November 30, 2006 and 11 percent of net revenues for the fiscal year ended November 30, 2005.
          Additionally, foreign net revenues for the fiscal year ended November 30, 2007 were $7,024,902, for the fiscal year ended November 30, 2006 were $5,424,536, and for the fiscal year ended November 30, 2005 were $3,303,692.
10.     Segment Information
          We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 100 percent of our net revenues in fiscal 2007 were derived from our INVOS System product line, compared to 99 percent of our net revenues in fiscal 2006 and 98 percent of our net revenues in fiscal 2005.

QUARTERLY INFORMATION (unaudited)
          The following is a summary of our quarterly operating results for the fiscal years ended November 30, 2007 and 2006:

	Quarter
	First	Second	Third	Fourth

Year Ended November 30, 2007

Net revenues	$8,024,872	$9,122,178	$10,163,509	$11,275,273
Gross margin	7,023,149	8,075,061	8,825,091	9,936,385
Net income	1,683,551	2,406,456	2,792,689	2,799,585
Net income per common share — basic	$0.13	$0.18	$0.21	$0.21
Net income per common share — diluted	$0.12	$0.17	$0.19	$0.19

Year Ended November 30, 2006

Net revenues	$5,753,715	$7,394,857	$7,867,739	$7,684,289
Gross margin	5,043,216	6,470,360	6,785,849	6,835,587
Net income	988,287	2,174,452	1,893,371	5,343,847	*
Net income per common share — basic	$0.09	$0.17	$0.14	$0.41
Net income per common share — diluted	$0.08	$0.15	$0.13	$0.37

*	Includes the effects of a net reversal of $3,354,663 of our valuation allowance, as described in Note 5 of Notes to Financial Statements. Also includes a research and development expense of $1,000,000 in connection with the Contract Development and Exclusive Licensing Agreement we entered into with NeuroPhysics Corporation, as described in Note 6 of Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, both as of November 30, 2007. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of November 30, 2007. See Item 8 of this report for Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s Report, which are incorporated in this Item 9A by reference. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
          None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The information required by this Item 10 regarding our executive officers is included in the Supplemental Item in Part I of this report, and is incorporated in this Item 10 by reference. The information required by this Item 10 regarding our directors will be set forth under the captions “Election of Directors” and “Biographical Information” in our Proxy Statement in connection with the 2008 Annual Meeting of Shareholders scheduled to be held April 10, 2008, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement in connection with the 2008 Annual Meeting of Shareholders scheduled to be held April 10, 2008, and is incorporated in this Item 10 by reference.
          The information required by this Item 10 concerning our Code of Business Conduct and Ethics will be set forth under the caption “Code of Business Conduct and Ethics” in our Proxy Statement in connection with the 2008 Annual Meeting of Shareholders scheduled to be held April 10, 2008, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning the procedures by which security holders may recommend nominees to our board of directors will be set forth under the caption “Corporate Governance — Nominating Committee” in our Proxy Statement in connection with the 2008 Annual Meeting of Shareholders scheduled to be held April 10, 2008, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning our Audit Committee and our Audit Committee financial experts will be set forth under the caption “Corporate Governance — Audit Committee” and “Corporate Governance — Audit Committee Financial Expert” in our Proxy Statement in connection with the 2008 Annual Meeting of Shareholders scheduled to be held April 10, 2008, and is incorporated in this Item 10 by reference.
ITEM 11. EXECUTIVE COMPENSATION
          The information required by this Item 11 concerning executive compensation will be set forth under the caption “Executive Compensation” in our Proxy Statement in connection with the 2008 Annual Meeting of Shareholders scheduled to be held April 10, 2008, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee Interlocks and Insider Participation will be set forth under the caption “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in our Proxy Statement in connection with the 2008 Annual Meeting of Shareholders scheduled to be held April 10, 2008, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning the Compensation Committee Report will be set forth under the caption “Corporate Governance — Compensation Committee Report” in our Proxy Statement in connection with the 2008 Annual Meeting of Shareholders scheduled to be held April 10, 2008, and is incorporated in this Item 11 by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by this Item 12 concerning security ownership of certain beneficial owners and management will be set forth under the captions “Voting Securities and Principal Holders — Principal Holders of Our Voting Securities” and “Election of Directors” in our Proxy Statement in connection with the 2008 Annual Meeting of Shareholders scheduled to be held April 10, 2008, and is incorporated in this Item 12 by reference. The equity compensation plan information required by this Item 12 will be set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement in connection with the 2008 Annual Meeting of Shareholders scheduled to be held April 10, 2008, and is incorporated in this Item 12 by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          The information required by this Item 13 concerning transactions with related persons, if any, will be set forth under the caption “Certain Transactions” or “Compensation Committee Interlocks and Insider Participation” and under the caption “Review, Approval or Ratification of Transactions with Related Persons” in our Proxy Statement in connection with the 2008 Annual Meeting of Shareholders scheduled to be held April 10, 2008, and is incorporated in this Item 13 by reference. The information required by this Item 13 concerning director independence will be set forth under the caption “Corporate Governance — Independence” in our Proxy Statement in connection with the 2008 Annual Meeting of Shareholders scheduled to be held April 10, 2008, and is incorporated in this Item 13 by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required by this Item 14 concerning principal accountant fees and services will be set forth under the caption “Independent Accountants” in our Proxy Statement in connection with the 2008 Annual Meeting of Shareholders scheduled to be held April 10, 2008, and is incorporated in this Item 14 by reference.

PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

	Our financial statements for the following years are included in response to Item 8 of this report:

		Report of Independent Registered Public Accounting Firm
		Balance Sheets — November 30, 2007 and 2006
		Statements of Operations — For Each of the Three Years in the Period Ended November 30, 2007
		Statements of Shareholders’ Equity — For Each of the Three Years in the Period Ended November 30, 2007
		Statements of Cash Flows — For Each of the Three Years in the Period Ended November 30, 2007
		Notes to Financial Statements

	(2)	Financial Statement Schedules

		None.

	(3)	Exhibits

		The Exhibits to this report are as set forth in the “Exhibit Index” on pages 72 to 74 of this report. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified in the “Index to Exhibits” with an asterisk before the exhibit number.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Somanetics Corporation
Date: February 5, 2008	By:	/s/ Bruce J. Barrett
Bruce J. Barrett
President & Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE J. BARRETT	President and Chief Executive Officer and a Director	February 5, 2008
Bruce J. Barrett	(Principal Executive Officer)

/s/ WILLIAM M. IACONA	Vice President and Chief Financial Officer,	February 5, 2008
William M. Iacona	Controller, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES I. AUSMAN	Director	February 4, 2008
James I. Ausman, M.D., Ph.D.

/s/ DANIEL S. FOLLIS	Director	February 4, 2008
Daniel S. Follis

/s/ ROBERT R. HENRY	Director	February 4, 2008
Robert R. Henry

/s/ JOHN P. JUMPER	Director	February 4, 2008
John P. Jumper

/s/ RICHARD R. SORENSEN	Director	February 4, 2008
Richard R. Sorensen

EXHIBIT INDEX

Exhibit	Description

3(i)	Restated Articles of Incorporation of Somanetics Corporation, incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.
3(ii)	Amended and Restated Bylaws of Somanetics Corporation, incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 2, 2007 and filed November 5, 2007.
10.1	Lease Agreement, dated September 10, 1991, between Somanetics Corporation and WS Development Company, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1991.
10.2	Extension of Lease, between Somanetics Corporation and WS Development Company, dated July 22, 1994, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
10.3	Change in ownership of Lease Agreement for 1653 E. Maple Road, Troy, MI 48083, dated September 12, 1994, between Somanetics Corporation and First Industrial, L.P., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.
10.4	Second Addendum, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 14, 1997, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.
10.5	Third Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 23, 1999, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.
10.6	Fourth Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 13, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000.
10.7	Fifth Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated January 22, 2003, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002.
10.8	Sixth Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 21, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004.
*10.9	Somanetics Corporation Amended and Restated 1991 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991.
*10.10	Fourth Amendment to Somanetics Corporation 1991 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1992.
*10.11	Amended and Restated Fifth Amendment to Somanetics Corporation 1991 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
*10.12	Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.
*10.13	First Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.
*10.14	Second Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

EXHIBIT INDEX

Exhibit	Description

*10.15	Third Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999.
*10.16	Fourth Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.
*10.17	Fifth Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002.
*10.18	Sixth Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002.
*10.19	Somanetics Corporation 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 24, 2005
*10.20	First Amendment to Somanetics Corporation 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated January 17, 2007 and filed January 23, 2007.
*10.21	Somanetics Corporation 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 24, 2006 and filed March 30, 2006.
*10.22	Summary of Dominic Spadafore Fiscal 2006 Commission Arrangement, incorporated by reference to the last two paragraphs of Item 1.01 of the Company’s Current Report on Form 8-K, dated March 24, 2006 and filed March 30, 2006.
*10.23	Somanetics Corporation 2007 Executive Officer Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 17, 2007 and filed January 23, 2007.
*10.24	Summary of Dominic Spadafore Fiscal 2007 Commission Arrangement, incorporated by reference to the two paragraphs under the heading “2007 Sales Commission Arrangement for Dominic Spadafore” in Item 5.02 of the Company’s Current Report on Form 8-K, dated January 17, 2007 and filed January 23, 2007.
*10.25	Somanetics Corporation 2008 Executive Officer Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 17, 2007 and filed December 18, 2007.
*10.26	Amended and Restated Employment Agreement between Somanetics Corporation and Bruce J. Barrett, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 19, 2006 and filed April 24, 2006.
*10.27	Amended and Restated Employment Agreement between Somanetics Corporation and Dominic J. Spadafore, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated June 13, 2005 and filed June 14, 2005.
*10.28	Form of Change in Control, Invention, Confidentiality, Non-Compete and Non-Solicitation Agreement, between Somanetics Corporation and five officers, dated as of June 13, 2005, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 13, 2005 and filed June 14, 2005.
*10.29	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.
*10.30	Form of Officer Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.
*10.31	Form of Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.
*10.32	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

EXHIBIT INDEX

Exhibit	Description

*10.33	Form of 2005 Stock Incentive Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.
*10.34	Form of 2005 Stock Incentive Plan Officer Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.
*10.35	Form of 2005 Stock Incentive Plan Non-Officer Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.
*10.36	Form of 2005 Stock Incentive Plan Director Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.
*10.37	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 29, 2006 and filed July 5, 2006.
*10.38	Stock Option Agreement, dated as of August 1, 2002, between Somanetics Corporation and Dominic J. Spadafore, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.
*10.39	Summary of Outside Director Compensation, incorporated by reference to Item 1.01 to the Company’s Current Report on Form 8-K dated June 29, 2006 and filed July 5, 2006.
10.40	Contract Development and Exclusive Licensing Agreement, dated as of September 18, 2006, among Somanetics Corporation, NeuroPhysics Corporation, Hugh F. Stoddart, and Hugh A. Stoddart, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated September 18, 2006 and filed September 20, 2006.
10.41	Current Form of Somanetics Corporation Confidentiality Agreement used for testing hospitals and clinics, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1992.
10.42	Current Form of Somanetics Corporation Confidentiality Agreement used for the Company’s employees and agents, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1992.
10.43	Registration Rights Agreement, dated as of April 9, 2001, among Somanetics Corporation and the selling shareholders, incorporated by reference to Exhibit 4.3 to the Somanetics Corporation Registration Statement on Form S-3 (file no. 333-59376) filed April 23, 2001 and effective May 3, 2001.
10.44	License Agreement, dated as of June 2, 2000, among Somanetics Corporation, CorRestore LLC, Constantine L. Athanasuleas, M.D. and Gerald D. Buckberg, M.D., including forms of warrants from Somanetics Corporation to CorRestore LLC and Joe B. Wolfe, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000.
10.45	Amendment No. 1 to License Agreement, dated as of August 1, 2002, among Somanetics Corporation, CorRestore LLC, Constantine L. Athanasuleas, M.D., and Gerald D. Buckberg, M.D., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.
14.1	Somanetics Corporation Code of Business Conduct and Ethics, as re-adopted November 2, 2007.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.