Form 10-Q
period 2008-02-29
SOMANETICS CORP
filed 2008-04-02
CIK 704328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008
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
Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
     Number of common shares outstanding at April 2, 2008: 13,634,186

PART I FINANCIAL INFORMATION
SOMANETICS CORPORATION
BALANCE SHEETS

	February 29,	November 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,505,693	$33,172,977
Marketable securities	7,986,779	18,978,074
Accounts receivable	5,520,645	7,486,571
Inventory	2,437,305	1,998,284
Prepaid expenses	528,046	560,885
Accrued interest receivable	358,299	551,117
Deferred tax asset — current	2,596,024	3,069,929

Total current assets	74,932,791	65,817,837

PROPERTY AND EQUIPMENT (at cost):
Demonstration and no capital cost sales equipment at customers	3,477,844	3,386,287
Machinery and equipment	1,362,890	1,531,387
Furniture and fixtures	318,859	307,919
Leasehold improvements	197,450	196,700

Total	5,357,043	5,422,293
Less accumulated depreciation and amortization	(2,884,564)	(2,931,596)

Net property and equipment	2,472,479	2,490,697

OTHER ASSETS:
Long-term investments	25,479,678	33,653,099
Deferred tax asset — non-current	2,873,000	3,004,755
Intangible assets, net	1,369	3,097
Other	15,000	15,000

Total other assets	28,369,047	36,675,951

TOTAL ASSETS	$105,774,317	$104,984,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,333,187	$1,118,003
Accrued liabilities	790,221	1,701,481

Total current liabilities	2,123,408	2,819,484

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred shares; authorized, 1,000,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 13,503,984 shares at February 29, 2008, and 13,443,961 shares at November 30, 2007	135,040	134,440
Additional paid-in capital	119,536,262	119,079,383
Accumulated deficit	(16,020,393)	(17,048,822)

Total shareholders’ equity	103,650,909	102,165,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,774,317	$104,984,485

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Month
	Periods Ended
	February 29,	February 28,
	2008	2007

NET REVENUES	$8,693,274	$8,024,872
COST OF SALES	1,016,824	1,001,723

Gross Margin	7,676,450	7,023,149

OPERATING EXPENSES:
Research, development and engineering	330,436	113,366
Selling, general and administrative	6,498,148	5,319,436

Total operating expenses	6,828,584	5,432,802

OPERATING INCOME	847,866	1,590,347

OTHER INCOME:
Interest income	934,418	960,488

Total other income	934,418	960,488

INCOME BEFORE INCOME TAXES	1,782,284	2,550,835

INCOME TAX EXPENSE	(753,855)	(867,284)

NET INCOME	$1,028,429	$1,683,551

NET INCOME PER COMMON SHARE — BASIC	$.08	$.13

NET INCOME PER COMMON SHARE — DILUTED	$.07	$.12

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	13,450,691	13,164,210

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	14,759,732	14,636,974

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three-Month
	Periods Ended
	February 29,	February 28,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,028,429	$1,683,551
Adjustments to reconcile net income to net cash provided by operations:
Income tax expense	613,148	867,284
Depreciation and amortization	218,948	183,356
Stock compensation expense	238,437	178,255
Changes in assets and liabilities:
Accounts receivable (increase) decrease	1,965,926	(826,996)
Accrued interest income decrease	192,818	5,680
Inventory (increase)	(546,910)	(627,283)
Deferred income tax benefit (increase)	(7,488)	—
Prepaid expenses decrease	32,839	119,906
Accounts payable increase (decrease)	215,184	(55,288)
Accrued liabilities (decrease)	(911,260)	(637,128)
Accrued income tax expense (increase)	—	(21,960)

Net cash provided by operating activities	3,040,071	869,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and long-term investments	—	(10,072,373)
Proceeds from maturities of marketable securities and long-term investments	19,164,716	10,000,000
Acquisition of property and equipment	(91,114)	(34,449)

Net cash provided by (used in) investing activities	19,073,602	(106,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares due to exercise of stock options	219,043	20,325

Net cash provided by financing activities	219,043	20,325

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,332,716	782,880

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,172,977	28,734,869

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,505,693	$29,517,749

Supplemental Disclosure of Non cash investing activities:
Demonstration and no capital cost sales equipment capitalized from inventory (Note 2)	$107,889	$191,363

Supplemental Disclosure of Taxes paid:
Federal and state income taxes (Note 3)	$148,195	$205,407
See notes to financial statements

SOMANETICS CORPORATION
Notes to Financial Statements
(Unaudited)
February 29, 2008
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
          The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary for a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the three-month period ended February 29, 2008 do not necessarily indicate the results that you should expect for the fiscal year ending November 30, 2008. You should read the unaudited interim financial statements together with the financial statements and related notes for the fiscal year ended November 30, 2007 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds, classified as held to maturity, maturing approximately two to five years from the date of acquisition, are stated at an amortized cost of $33,466,457, and have a market value of $33,959,636 at February 29, 2008.
          Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

	February 29,	November 30,
	2008	2007

Purchased components	$1,849,792	$1,702,878
Finished goods	441,222	174,451
Work in process	146,291	120,955

Total	$2,437,305	$1,998,284

          Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Depreciation expense was $217,220 and $181,628 for the quarters ended February 29, 2008 and February 28, 2007, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of February 29, 2008, we have capitalized $3,477,844 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,757,562. As of November 30, 2007, we have capitalized $3,386,287 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,801,702. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.
          Intangible Assets consist of patents and trademarks. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

SOMANETICS CORPORATION
Notes to Financial Statements — Continued
(Unaudited)
February 29, 2008

	February 29,	November 30,
	2008	2007

Patents and trademarks	$111,733	$111,733
Less: accumulated amortization	(110,364)	(108,636)

Total	$1,369	$3,097

          Amortization expense for the three months ended February 29, 2008 and February 28, 2007 was approximately $1,700. Amortization expense for fiscal 2008 is expected to be approximately $3,100.
          Stock Compensation For the first quarter of fiscal 2008, we have recorded stock compensation expense of $238,437 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants. For the first quarter of fiscal 2007, we recorded stock compensation expense of $178,255. During the first quarter of fiscal 2008, we issued 5,273 restricted common shares to our employees with a market price of $21.81 per share on the date of grant. During the first quarter of fiscal 2007, no stock options or restricted common shares were granted. No stock options or restricted common shares vested during the first quarter of fiscal 2008 or during the first quarter of fiscal 2007. During the three months ended February 29, 2008, 54,750 stock options were exercised by our employees for gross proceeds to us of $219,043. The intrinsic value of these exercised stock options was $1,213,303. During the three months ended February 28, 2007, 1,500 stock options were exercised by one of our employees for gross proceeds to us of $20,325. The intrinsic value of these exercised stock options was $8,940.
          As of February 29, 2008, there was $3,483,085 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of approximately 4 years. In addition, as of February 29, 2008, the aggregate intrinsic value of stock options outstanding was $38,585,390, and the aggregate intrinsic value of stock options exercisable was $35,773,785.
          No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first quarter of fiscal 2008 or during the first quarter of fiscal 2007.
          Net Income Per Common Share — basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding — diluted includes the potential dilution that could occur for common shares issuable under stock options. The difference between weighted average shares — diluted and weighted average shares — basic is calculated as follows:

	February 29, 2008	February 28, 2007
Weighted average shares — basic	13,450,691	13,164,210
Add: effect of dilutive common shares	1,309,041	1,472,764

Weighted average shares — diluted	14,759,732	14,636,974
          For the three months ended February 29, 2008 and February 28, 2007, there were no stock options outstanding that were excluded from the computation of net income per common share — diluted. As of February 29, 2008 we had outstanding 1,840,906 stock options to purchase common shares, and as of February 28, 2007 we had outstanding 2,070,490 stock options to purchase common shares.

SOMANETICS CORPORATION
Notes to Financial Statements — Continued
(Unaudited)
February 29, 2008
          Accounting Pronouncements In July 2006, the FASB adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and requires an assessment of the probability of the validity of tax positions taken or expected to be taken in income tax returns for recognition in financial statements. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on classification of interest and penalties and accounting and disclosures for annual and interim financial statements. We adopted FIN 48 effective December 1, 2007. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The adoption of FIN 48 did not have a material impact on our financial statements.
3. INCOME TAXES
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent five fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included assuming that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2008 and making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. As of November 30, 2007, we concluded that it was more likely than not that approximately $6,075,000 of such assets would be realized. As of February 29, 2008, we have concluded that it is more likely than not that approximately $5,469,000 of such assets will be realized.
          Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.
          During the first quarter of fiscal 2008, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 42 percent as a result of certain additional state tax expenses recorded in the quarter. We expect our effective tax rate for fiscal 2008 to approximate 36 percent.
          During the first quarter of fiscal 2008 we paid income taxes of approximately $7,500 for alternative minimum tax due, and approximately $140,700 for state income taxes due.
4. ACCRUED LIABILITIES
          Accrued liabilities consist of the following:

	February 29,	November 30,
	2008	2007

Incentive Compensation	$266,505	$958,642
Professional Fees	255,713	61,550
Sales Commissions	187,476	548,046
Clinical Research	60,639	110,639
Warranty	17,920	19,800
Royalty	1,968	2,804

Total	$790,221	$1,701,481

SOMANETICS CORPORATION
Notes to Financial Statements — Continued
(Unaudited)
February 29, 2008
5. COMMITMENTS AND CONTINGENCIES
          We may become subject to product liability claims by patients or physicians, and may become a defendant in product liability or malpractice litigation.
6. SEGMENT INFORMATION
          We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 100 percent of our net revenues in the first quarter of fiscal 2008 and 2007 were derived from our INVOS System product line.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 29, 2008
Forward-Looking Statements
          You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial data included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Forward-Looking Statements” in Item 1A of our Annual Report on Form 10-K.
      Overview
          We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that continuously measures changes in the blood oxygen levels in the brain and elsewhere in the body in somatic, or skeletal muscle, tissue in patients with or at risk for restricted blood flow. We are currently expanding the use of our INVOS System in the pediatric and neonatal ICU’s with the launch of our smaller sensor in the first quarter of fiscal 2008. We are also currently sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. If results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major general surgeries, consistent with FDA requirements.
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
      Net Revenues and Cost of Sales
          We derive our revenues primarily from sales of INVOS Systems to hospitals in the United States through our direct sales team and independent sales representative firms. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Covidien, formerly Tyco Healthcare, in Europe, Canada, the Middle East and South Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable SomaSensors. Revenues from outside the United States contributed 14 percent to our first quarter fiscal 2008 net revenues. As a percentage of net revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.
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
February 29, 2008
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
          We have increased the size of our direct sales team and expect to increase the size of our U.S. direct sales team in fiscal 2008. In addition we are evaluating placing direct salespersons and clinical specialists in Europe to support Covidien. We also expect our clinical research expenses to increase in fiscal 2008 as a result of sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50 and other clinical trials. As a result, we expect selling, general and administrative expenses to increase in fiscal 2008. We also expect increased stock compensation expenses, increased professional service fees and increased sales and marketing expenses in fiscal 2008.
          Research, development and engineering expenses consist of:
•	salaries, wages and related expenses of our research and development personnel and consultants;

•	costs of various development projects; and

•	costs of preparing and processing applications for FDA clearance of new products.
Results of Operations
     Three Months Ended February 29, 2008 Compared to Three Months Ended February 28, 2007
          Net Revenues. Our net revenues increased $668,402, or 8 percent, from $8,024,872 in the three-month period ended February 28, 2007 to $8,693,274 in the three-month period ended February 29, 2008. The increase in net revenues is primarily attributable to an increase in U.S. sales of $800,457, or 12 percent, from $6,642,320 in the first quarter of fiscal 2007 to $7,442,777 in the first quarter of fiscal 2008. This increase was due to an increase in sales of the disposable SomaSensor of $1,441,660, or 28 percent, primarily as a result of a 22 percent increase in SomaSensor unit sales. The increase in SomaSensor sales was partially offset by a decrease in sales of the INVOS System Monitor of approximately $628,528, or 44 percent, as a result of decreased hardware purchases by hospital accounts.
          The increase in U.S. net revenues was partially offset by a decrease in international sales of $132,055, or 10 percent, from $1,382,552 in the first quarter of fiscal 2007 to $1,250,497 in the first quarter of fiscal 2008. The decrease in international sales was primarily due to approximately $547,000 in decreased purchases of our INVOS System monitor and disposable SomaSensors by Covidien, formerly Tyco Healthcare, in Europe, partially offset by approximately $221,000 in increased purchases by Edwards Lifesciences in Japan. In the first quarter of fiscal 2008, international sales represented 14 percent of our net revenues, compared to 17 percent of our net revenues in the first quarter of fiscal 2007. Purchases by Covidien accounted for 14 percent of net revenues in the first quarter of fiscal 2007.
          We sold 64,490 SomaSensors in the United States and 23,140 internationally in the first quarter of fiscal 2008. We placed 80 INVOS System monitors in the United States and 69 internationally in the first quarter of fiscal 2008, and our installed base of INVOS System monitors in the United States was 2,086, in 677 hospitals, as of February 29, 2008.
          Sales of our products as a percentage of net revenues were as follows:

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 29, 2008

	Three Months Ended,
Product	February 29, 2008	February 28, 2007

SomaSensors	83%	74%
INVOS System Monitors	17%	26%

Total	100%	100%

          Gross Margin. Gross margin as a percentage of net revenues was 88 percent for the three months ended February 29, 2008 and February 28, 2007. We realized a five percent increase in the average selling price of SomaSensors in the United States, which is attributable to increased sales of our pediatric SomaSensors, which sells for a higher price than the adult SomaSensor. The effect of this increase in average selling prices was partially offset by decreased sales of INVOS System monitors to pediatric hospitals in the United States during the quarter.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $217,070, or 191 percent, from $113,366 in the first quarter of fiscal 2007 to $330,436 in the first quarter of fiscal 2008. The increase is primarily attributable to an increase in salaries of $100,816 due to the addition of research and development personnel in fiscal 2007, and increased development costs of $85,767 associated with our smaller disposable SomaSensor. We expect our research, development and engineering expenses to increase in fiscal 2008 primarily as a result of development costs associated with advances to the design and performance features of the INVOS System, including the disposable SomaSensor, and the hiring of additional research and development personnel.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,178,712, or 22 percent, from $5,319,436 for the three months ended February 28, 2007 to $6,498,148 for the three months ended February 29, 2008, primarily due to:
•	a $519,483 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 82 employees for the three months ended February 28, 2007 to an average of 99 employees for the three months ended February 29, 2008) and an increase in salaries of existing employees;

•	a $310,333 increase in professional service fees, primarily due to increased auditing, tax, and legal fees; and

•	a $283,943 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, including advertising, product sponsorship and sales training.
We expect our selling, general and administrative expenses to increase in fiscal 2008, primarily as a result of our hiring additional direct sales personnel in fiscal 2008, increased employee sales commissions payable as a result of increased sales, increased clinical research expense, increased stock compensation expenses, increased professional service fees and increased sales and marketing expenses.
          Other Income. During the first quarter of fiscal 2008, interest income decreased to $934,418, from $960,488 in the first quarter of 2007, primarily due to decreased interest rates and decreased investment balances, partially offset by our increased cash and cash equivalents balances as a result of cash provided by operating activities and maturities and redemptions of investments.
          Income Taxes. During the first quarter of fiscal 2008, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 42 percent as a result of certain additional state tax expenses recorded in the quarter. We expect our effective tax rate for fiscal 2008 to approximate 36 percent. During the first quarter of fiscal 2007, we recognized income tax expense at an estimated effective tax rate of approximately 34%.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 29, 2008
Liquidity and Capital Resources
     General
          Our principal sources of operating funds have been the proceeds from sales of our common shares and cash provided by operating activities.
          As of February 29, 2008, we did not have any outstanding or available debt financing arrangements, we had working capital of $72.8 million and our primary sources of liquidity were $55.5 million of cash and cash equivalents, $8.0 million of marketable securities and $25.5 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.
          We believe that cash, cash equivalents, marketable securities and long-term investments on hand at February 29, 2008 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.
     Cash Flows From Operating Activities
          Net cash provided by operations during the first quarter of fiscal 2008 and 2007 was $3,040,071 and $869,377, respectively. In the first quarter of fiscal 2008, cash was provided primarily by:
•	$2,098,962 of net income before income taxes and non-cash depreciation, amortization and stock compensation expense;

•	a $1,965,926 decrease in accounts receivable, primarily as a result of lower first quarter sales in fiscal 2008 than in the fourth quarter of fiscal 2007, and the timing of more of the sales in the fourth quarter of fiscal 2007 towards the end of the quarter;

•	a $215,184 increase in accounts payable, primarily as a result of increased inventory and operating expenses, partially offset by the timing of payments made to vendors;

•	a $192,818 decrease in accrued interest income, primarily due to our decreased investment balances and decreased interest rates; and

•	a $32,839 decrease in prepaid expenses, primarily due to the amortization of prepaid insurance payments paid in fiscal 2007, partially offset by prepaid costs during the first quarter associated with the construction of a new trade show booth;
Cash provided by operations in the first quarter of fiscal 2008 was partially offset by:
•	a $911,260 decrease in accrued liabilities, primarily as a result of the payment of year-end 2007 accruals, including incentive compensation, sales commissions, and clinical research expenses, partially offset by increased accrued professional fees, primarily auditing, tax, and legal fees;

•	a $546,910 increase in inventories, primarily due to the acquisition of components associated with our SomaSensors and our INVOS System monitor due to anticipated sales; inventories on our balance sheet increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below.
          We expect our working capital requirements to increase as sales increase.
          The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 29, 2008
sales equipment. We capitalized $107,889 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during the first quarter of fiscal 2008, compared to $191,363 in the first quarter of fiscal 2007. As of February 29, 2008, we have capitalized $3,477,844 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,757,562. We depreciate these assets over five years.
      Cash Flows From Investing Activities
          Net cash provided by investing activities in the first quarter of fiscal 2008 was $19,073,602 and net cash used in investing activities in the first quarter of 2007 was $106,822. In the first quarter of fiscal 2008, these increases were primarily from the maturities and redemptions of marketable securities and long-term investments of $19,164,716.
      Cash Flows From Financing Activities
          Net cash provided by financing activities in the first quarter of fiscal 2008 and 2007 was $219,043 and $20,325, respectively. During the first quarter of fiscal 2008, we issued 54,750 common shares as a result of the exercise of stock options by our employees, for proceeds of $219,043.
Contractual Obligations
          As of February 29, 2008, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007 under the caption “Contractual Obligations.”
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements or financing activities.
New Accounting Pronouncements
          In July 2006, the FASB adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and requires an assessment of the probability of the validity of tax positions taken or expected to be taken in income tax returns for recognition in financial statements. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on classification of interest and penalties and accounting and disclosures for annual and interim financial statements. We adopted FIN 48 effective December 1, 2007. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The adoption of FIN 48 did not have a material impact on our financial statements.
Critical Accounting Policies
          We believe our most significant accounting policies relate to our accounting treatment of stock compensation of employees, our accounting treatment for income taxes, and our revenue recognition associated with our no capital cost sales program.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 29, 2008
      Stock Compensation
          For the first quarter of fiscal 2008, we have recorded stock compensation expense of $238,437 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants during fiscal 2008, fiscal 2007 and fiscal 2006. For the first quarter of fiscal 2007, we recorded stock compensation expense of $178,255. During the first quarter of fiscal 2008, we issued 5,273 restricted common shares to our employees with a market price of $21.81 per share on the date of grant. During the first quarter of fiscal 2007, no stock options or restricted common shares were granted.
          As of February 29, 2008, there was $3,483,085 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of approximately 4 years. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first quarter of fiscal 2008 or during the first quarter of fiscal 2007.
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
      Income Taxes
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent five fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included assuming that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2008 and making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. As of November 30, 2007, we concluded that it was more likely than not that approximately $6,075,000 of such assets would be realized. As of February 29, 2008, we have concluded that it is more likely than not that approximately $5,469,000 of such assets will be realized.
          Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.
          During the first quarter of fiscal 2008, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 42 percent as a result of certain additional state tax expenses recorded in the quarter. We expect our effective tax rate for fiscal 2008 to approximate 36 percent.
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
February 29, 2008
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
February 29, 2008
Expected Maturity Dates By Fiscal Year

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Investments:

Marketable Securities and Long-term Investments:
Fixed Rate ($)	7,986,779	—	4,488,592	3,000,000	17,991,086	—	33,466,457	33,959,636
Average interest rate	5.26%	N/A	4.72%	5.00%	5.12%	N/A	5.09%
          During the first quarter of fiscal 2008, two of our bonds matured for approximately $11,000,000 and two of our bonds that were due to mature in 2010 and 2011 were called for approximately $8,000,000 and the proceeds have not been reinvested as of February 29, 2008.

ITEM 4. CONTROLS AND PROCEDURES
          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of February 29, 2008 and any change in our internal control over financial reporting that occurred during our first fiscal quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of February 29, 2008. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our first fiscal quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Somanetics Corporation
(Registrant)

Date: April 2, 2008	By:	/s/ William M. Iacona
William M. Iacona
Vice President and Chief Financial Officer, Controller and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.