Form 10-Q
period 2008-05-31
SOMANETICS CORP
filed 2008-06-30
CIK 704328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller-reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Number of common shares outstanding at June 27, 2008: 12,101,024

PART I FINANCIAL INFORMATION
SOMANETICS CORPORATION
BALANCE SHEETS

	May 31,	November 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,835,916	$33,172,977
Marketable securities	7,992,244	18,978,074
Accounts receivable	7,896,049	7,486,571
Inventory	2,675,083	1,998,284
Prepaid expenses	285,212	560,885
Accrued interest receivable	117,708	551,117
Deferred tax asset — current	2,123,121	3,069,929

Total current assets	64,925,333	65,817,837

PROPERTY AND EQUIPMENT (at cost):
Demonstration and no capital cost sales equipment at customers	3,602,353	3,386,287
Machinery and equipment	1,519,018	1,531,387
Furniture and fixtures	494,061	307,919
Leasehold improvements	197,450	196,700

Total	5,812,882	5,422,293
Less accumulated depreciation and amortization	(3,017,029)	(2,931,596)

Net property and equipment	2,795,853	2,490,697

OTHER ASSETS:
Long-term investments	21,193,809	33,653,099
Deferred tax asset — non-current	1,807,586	3,004,755
Other	15,000	15,000
Intangible assets, net	—	3,097

Total other assets	23,016,395	36,675,951

TOTAL ASSETS	$90,737,581	$104,984,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,279,471	$1,118,003
Accrued liabilities	1,280,684	1,701,481

Total current liabilities	2,560,155	2,819,484

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred shares; authorized, 1,000,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 12,436,424 shares at May 31, 2008, and 13,443,961 shares at November 30, 2007	124,364	134,440
Additional paid-in capital	101,021,202	119,079,383
Accumulated deficit	(12,968,140)	(17,048,822)

Total shareholders’ equity	88,177,426	102,165,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,737,581	$104,984,485

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended May 31,		Ended May 31,
	2008	2007	2008	2007
NET REVENUES	$12,740,063	$9,122,178	$21,433,338	$17,147,050
COST OF SALES	1,679,256	1,047,117	2,696,081	2,048,840

Gross Margin	11,060,807	8,075,061	18,737,257	15,098,210

	—	—	—	—
OPERATING EXPENSES:
Research, development and engineering	231,901	164,421	562,337	277,787
Selling, general and administrative	6,769,838	5,270,093	13,267,984	10,589,529

Total operating expenses	7,001,739	5,434,514	13,830,321	10,867,316

OPERATING INCOME	4,059,068	2,640,547	4,906,936	4,230,894

OTHER INCOME:
Interest income	700,685	1,005,598	1,635,102	1,966,086

Total other income	700,685	1,005,598	1,635,102	1,966,086

INCOME BEFORE INCOME TAXES	4,759,753	3,646,145	6,542,038	6,196,980

INCOME TAX EXPENSE	(1,707,501)	(1,239,689)	(2,461,356)	(2,106,973)

NET INCOME	$3,052,252	$2,406,456	$4,080,682	$4,090,007

NET INCOME PER COMMON SHARE — BASIC	$0.23	$0.18	$0.31	$0.31

NET INCOME PER COMMON SHARE — DILUTED	$0.21	$0.17	$0.28	$0.28

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	13,145,234	13,171,881	13,297,128	13,168,088

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	14,220,477	14,575,237	14,380,547	14,601,768

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six-Month
	Periods Ended
	May 31,	May 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,080,682	$4,090,007
Adjustments to reconcile net income to net cash provided by operations:
Income tax expense	2,231,465	2,106,973
Depreciation and amortization	455,828	382,798
Stock compensation expense	572,360	361,714
Changes in assets and liabilities:
Accounts receivable (increase)	(409,478)	(609,173)
Accrued interest income decrease (increase)	433,409	(73,486)
Inventory (increase)	(917,435)	(1,046,208)
Deferred income tax benefit (increase)	(87,488)	(280,960)
Prepaid expenses decrease	275,673	239,625
Accounts payable increase (decrease)	161,468	(83,525)
Accrued liabilities (decrease)	(420,797)	(457,123)
Accrued income tax expense decrease	—	194,000

Net cash provided by operating activities	6,375,687	4,824,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and long-term investments	—	(25,109,233)
Proceeds from maturities of marketable securities and long-term investments	23,445,120	23,000,000
Acquisition of property and equipment	(517,252)	(115,163)

Net cash provided by (used in) investing activities	22,927,868	(2,224,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(19,266,592)	—
Proceeds from issuance of common shares due to exercise of stock options	625,976	99,666

Net cash (used in) provided by financing activities	(18,640,616)	99,666

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,662,939	2,699,912

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,172,977	28,734,869

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,835,916	$31,434,781

Supplemental Disclosure of Non cash investing activities:
Demonstration and no capital cost sales equipment capitalized from inventory (Note 2)	$240,636	$447,437

Supplemental Disclosure of Taxes paid:
Federal and state income taxes (Note 3)	$317,380	$358,865
See notes to financial statements

SOMANETICS CORPORATION
Notes to Financial Statements
(Unaudited)
May 31, 2008
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
          The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary for a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the six-month period ended May 31, 2008 do not necessarily indicate the results that you should expect for the fiscal year ending November 30, 2008. You should read the unaudited interim financial statements together with the financial statements and related notes for the fiscal year ended November 30, 2007 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds, classified as held to maturity, maturing approximately two to five years from the date of acquisition, are stated at an amortized cost of $29,186,053, and have a market value of $29,389,364 at May 31, 2008.
          Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

	May 31,	November 30,
	2008	2007
Purchased components	$2,158,549	$1,702,878
Finished goods	312,164	174,451
Work in process	204,370	120,955

Total	$2,675,083	$1,998,284

          Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Depreciation expense was $452,731 and $379,342 for the six-month periods ended May 31, 2008 and May 31, 2007, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of May 31, 2008, we have capitalized $3,602,353 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,733,999. As of November 30, 2007, we have capitalized $3,386,287 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,801,702. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.
          Intangible Assets consist of patents and trademarks. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
May 31, 2008

	May 31,	November 30,
	2008	2007
Patents and trademarks	$111,733	$111,733
Less: accumulated amortization	(111,733)	(108,636)

Total	$—	$3,097

          Amortization expense for the six months ended May 31, 2008 and May 31, 2007 were approximately $3,100 and $3,500 respectively. Amortization expense for fiscal 2008 is expected to be approximately $3,100.
          Stock Compensation For the first two quarters of fiscal 2008, we have recorded stock compensation expense of $572,360 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants. For the first two quarters of fiscal 2007, we recorded stock compensation expense of $361,714. During the first six months of fiscal 2008, we granted 197,500 stock options to our officers and employees in March 2008 at an exercise price of $12.61, and we granted 50,000 stock options to our directors, in April 2008 at an exercise price of $16.82. In addition, we issued 70,000 restricted common shares to our officers in March 2008 with a market value of $12.61 per share on the date of grant, and we issued 5,273 restricted common shares to our employees in January 2008 with a market value of $21.81 per share on the date of grant. During the first six months of fiscal 2007, we granted 16,000 stock options to one of our officers and two of our employees, in April 2007 at an exercise price of $18.85. These options described above were granted under the 2005 Stock Incentive Plan, expire 10 years after grant and were granted at the closing sale price of the common shares as of the date of grant. The weighted-average grant-date fair value of the options granted during the first six months of fiscal 2008 and fiscal 2007 was $7.77 and $9.76, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 59.30 percent for 2008 and 47.00 percent for 2007, risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) 2.35 percent for 2008 and 5.0 percent for 2007, expected lives of approximately 6 years and a dividend yield of 0 percent. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance.
          During the first two quarters of fiscal 2008, 3,000 stock options vested, and no stock options or restricted common shares vested during the first two quarters of fiscal 2007. The total fair value of shares vested during the first six months of fiscal 2008 was $29,273. During the six months ended May 31, 2008, 126,219 stock options were exercised by our employees and a director for gross proceeds to us of $625,976. The intrinsic value of these exercised stock options was $1,840,226. During the six months ended May 31, 2007, 15,334 stock options were exercised by our employees, a former director, and a consultant for gross proceeds to us of $99,666. The intrinsic value of these exercised stock options was $187,323.
          As of May 31, 2008, there was $5,956,232 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of approximately 4.5 years. In addition, as of May 31, 2008, the aggregate intrinsic value of stock options outstanding was $20,169,370, and the aggregate intrinsic value of stock options exercisable was $19,187,320.
          No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first two quarters of fiscal 2008 or during the first two quarters of fiscal 2007.
          Net Income Per Common Share — basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding — diluted includes the potential

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
May 31, 2008
dilution that could occur for common shares issuable under stock options. The difference between weighted average shares — diluted and weighted average shares — basic is calculated as follows:

	2008
	Three Months	Six Months
Weighted average shares — basic	13,145,234	13,297,128
Add: effect of dilutive common shares	1,075,243	1,083,419

Weighted average shares — diluted	14,220,477	14,380,547

	2007
	Three Months	Six Months
Weighted average shares — basic	13,171,881	13,168,088
Add: effect of dilutive common shares and warrant	1,403,356	1,433,680

Weighted average shares — diluted	14,575,237	14,601,768
          For the three and six months ended May 31, 2008 there were 268,000 stock options outstanding that were excluded from the computation of net income per common share — diluted, and for the three and six months ended May 31, 2007 there were 16,000 stock options outstanding that were excluded from the computation of net income per common share — diluted, as the exercise price of these options exceeded the average price per share of our common shares. As of May 31, 2008 we had outstanding 2,016,937 stock options to purchase common shares, and as of May 31, 2007 we had outstanding 2,072,656 stock options to purchase common shares.
          Common Share Repurchase Program In April 2008, our Board of Directors authorized the repurchase of up to $15 million of our common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions. The prices, timing and amount of, and purposes for, any purchases will be determined by management. In May 2008, our Board of Directors authorized the repurchase of up to an additional $15 million of our common shares, for a total of $30 million of our common shares under the repurchase program. During the second quarter of fiscal 2008, we repurchased 1,209,029 common shares at an average price of $15.94 per share and an aggregate cost of $19,266,592.
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
3. INCOME TAXES
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent five fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included assuming that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2008 and making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
May 31, 2008
marketplace and the potential for competition to enter the marketplace. As of November 30, 2007, we concluded that it was more likely than not that approximately $6,075,000 of such assets would be realized. As of May 31, 2008, we have concluded that it is more likely than not that approximately $3,931,000 of such assets will be realized.
          Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.
          During the first six months of fiscal 2008, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 38 percent as a result of certain additional state tax expenses recorded in the first quarter. We expect our effective tax rate for fiscal 2008 to approximate 36 percent. During the first six months of fiscal 2007, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 34 percent.
          During the first six months of fiscal 2008 we paid income taxes of approximately $87,500 for alternative minimum tax due, and approximately $229,880 for state income taxes due. During the first six months of fiscal 2007 we paid income taxes of approximately $280,960 for alternative minimum tax due, and approximately $77,905 for state income taxes due.
4. ACCRUED LIABILITIES
          Accrued liabilities consist of the following:

	May 31,	November 30,
	2008	2007
Incentive Compensation	$733,673	$958,642
Sales Commissions	394,417	548,046
Professional Fees	69,655	61,550
Clinical Research	63,789	110,639
Warranty	18,800	19,800
Royalty	350	2,804

Total	$1,280,684	$1,701,481

5. COMMITMENTS AND CONTINGENCIES
          We may become subject to product liability claims by patients or physicians, and may become a defendant in product liability or malpractice litigation.
6. SEGMENT INFORMATION
          We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 100 percent of our net revenues in the first two quarters of fiscal 2008 and 2007 were derived from our INVOS System product line.

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
May 31, 2008
7. SUBSEQUENT EVENTS
          As of June 17, 2008, we have employment agreements or change in control agreements with all of our officers. The employment agreement with our Senior Vice President, U.S. Sales and Marketing and the change in control agreements with seven of our officers provide for severance benefits equal to one year’s salary upon termination of employment without cause or for good reason 90 days before to one year after a change in control of the Company that occurs by June 17, 2011. In addition, on June 17, 2007, we amended and restated our employment agreement with our President and Chief Executive Officer that was scheduled to expire April 30, 2009. The amended and restated agreement provides for severance benefits consisting of fringe benefits for one year (two years if termination is in connection with a Change in Control) and a lump sum payment equal to one year’s salary (two years if termination is in connection with a Change in Control), plus the target bonus for the year of termination (which must be at least 65% of his salary) (two times the target bonus if termination is in connection with a Change in Control), plus a pro rata bonus through the date of termination upon termination of his employment without cause or for good reason. His amended and restated employment agreement expires June 17, 2011, unless earlier terminated as provided in the agreement, except that the term is automatically extended for additional one-year periods effective one year before it would otherwise expire (i.e., so that the remaining term will be two years), unless either party provides the other with notice that the term will not be extended and such notice is provided at least one year before the term would otherwise expire. All officers have agreed not to compete with us and not to solicit our employees during specified periods following the termination of employment, and they have agreed to various confidentiality obligations. The estimated financial exposure of these employment agreements, upon a change of control of the Company and termination of all of the executives without cause, is approximately $2,191,000.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2008
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
     Overview
          We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that continuously measures changes in the blood oxygen levels in the brain and elsewhere in the body in patients with or at risk for restricted blood flow. We are currently expanding the use of our INVOS System in the pediatric and neonatal ICU’s with the launch of our smaller sensor in the first quarter of fiscal 2008. We are also currently sponsoring a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50. If results of this trial are positive, we intend to target more actively the sale of the INVOS System for use in diabetic patients undergoing major general surgeries, consistent with FDA requirements.
          In November 2005, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in somatic tissue blood oxygen saturation in regions of the body other than the brain in patients with or at risk for restricted blood flow. In May 2008, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in blood oxygen saturation in any tissues beneath the sensor, not limited to brain and skeletal muscle tissue. Our four-channel cerebral and somatic INVOS System monitor, which we launched in the second quarter of 2006, can display information from four SomaSensors, which allows for the simultaneous monitoring of changes in blood oxygen saturation in the tissue beneath the sensor in patients with or at risk for restricted blood flow.
     Net Revenues and Cost of Sales
          We derive our revenues primarily from sales of INVOS Systems to hospitals in the United States through our direct sales team and independent sales representative firms. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Covidien, formerly Tyco Healthcare, in Europe, Canada, the Middle East and South Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable SomaSensors. Revenues from outside the United States contributed 18 percent to our first six months of fiscal 2008 net revenues. As a percentage of net revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.
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
     Operating Expenses
          Selling, general and administrative expenses generally consist of:

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2008
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
Results of Operations
    Three Months Ended May 31, 2008 Compared to Three Months Ended May 31, 2007
              Net Revenues. Our net revenues increased $3,617,885, or 40 percent, from $9,122,178 in the three-month period ended May 31, 2007 to $12,740,063 in the three-month period ended May 31, 2008. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $2,477,192, or 32 percent, from $7,741,035 in the second quarter of fiscal 2007 to $10,218,227 in the second quarter of fiscal 2008. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $1,279,690, or 21 percent, primarily as a result of a 15 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $1,226,652, or 82 percent, primarily as a result of increased purchases by pediatric hospitals; and

•	an increase in international sales of $1,140,693, or 83 percent, from $1,381,143 in the second quarter of fiscal 2007 to $2,521,836 in the second quarter of fiscal 2008. The increase in international sales was primarily due to increased purchases of our INVOS System monitor and disposable SomaSensor of $618,506 by Edwards Lifesciences in Japan and $559,986 by Covidien, formerly Tyco Healthcare, in Europe. In the second quarter of fiscal 2008, international sales represented 20 percent of our net revenues, compared to 15 percent of our net revenues in the second quarter of fiscal 2007. Purchases by Covidien accounted for 12 percent of net revenues in the second quarter of fiscal 2008, compared to 11 percent in the second quarter of fiscal 2007.
              We sold 71,818 SomaSensors in the United States and 36,350 internationally in the second quarter of fiscal 2008. We placed 148 INVOS System monitors in the United States and 137 internationally in the second quarter of fiscal 2008, and our installed base of INVOS System monitors in the United States was 2,234, in 687 hospitals, as of May 31, 2008.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2008
          Sales of our products as a percentage of net revenues were as follows:

	Three Months Ended May 31,
Product	2008	2007
SomaSensors	68%	74%
INVOS System Monitors	32%	26%

Total	100%	100%

          Gross Margin. Gross margin as a percentage of net revenues was 87 percent for the three months ended May 31, 2008 and 89 percent for the three months ended May 31, 2007. The decrease in our gross margin percentage is primarily attributable to increased international sales, due to the lower margins we receive on sales to our international distributors. This decrease was partially offset by a five percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitor to pediatric hospitals in the United States during the quarter. The increase in our average selling prices in the United States is attributable to increased sales of our pediatric SomaSensors, which sell for a higher price than the adult SomaSensor.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $67,480, or 41 percent, from $164,421 in the second quarter of fiscal 2007 to $231,901 in the second quarter of fiscal 2008. The increase is primarily attributable to an increase in salaries of $102,295 due to the addition of research and development personnel in fiscal 2007 and 2008, which was partially offset by a $32,091 decrease in development costs associated with our smaller disposable SomaSensor. We expect our research, development and engineering expenses to increase in fiscal 2008 primarily as a result of development costs associated with advances to the design and performance features of the INVOS System, including the disposable SomaSensor, and the hiring of additional research and development personnel.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,499,745, or 28 percent, from $5,270,093 for the three months ended May 31, 2007 to $6,769,838 for the three months ended May 31, 2008, primarily due to:
•	a $541,570 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 87 employees for the three months ended May 31, 2007 to an average of 103 employees for the three months ended May 31, 2008) and an increase in salaries of existing employees;

•	a $230,260 increase in travel, marketing and selling-related expenses primarily as a result of our increased sales personnel and increased sales and marketing activities, including trade shows, product sponsorships and sales training;

•	a $227,146 increase in accrued incentive compensation expense due to our year-to-date 2008 financial performance, primarily increased sales and operating income in accordance with the 2008 incentive compensation plans;

•	a $150,464 increase in stock compensation expense due to stock compensation issued to our officers, employees, directors and one of our consultants in the second quarter of 2008 and the third quarter of 2007;

•	a $101,348 increase in employee sales commissions as a result of increased sales and hiring additional sales employees; and

•	a $77,179 increase in professional service fees, primarily due to increased auditing, tax, and legal fees.
          We expect our selling, general and administrative expenses to increase in fiscal 2008, primarily as a result of our hiring additional direct sales personnel in fiscal 2008, increased employee sales commissions payable as a

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2008
result of increased sales, increased clinical research expense, increased stock compensation expenses, increased professional service fees and increased sales and marketing expenses.
          Other Income. During the second quarter of fiscal 2008, interest income decreased to $700,685, from $1,005,598 in the second quarter of 2007, primarily due to decreased interest rates, decreased investment balances, and the use of cash for the repurchase of common shares, partially offset by our increased cash and cash equivalents balances as a result of cash provided by operating activities and maturities and redemptions of investments.
          Income Taxes. During the second quarter of fiscal 2008 and 2007, we recognized income tax expense on our statement of operations at an estimated effective tax rate 36 percent and 34 percent respectively. We expect our effective tax rate for fiscal 2008 to approximate 36 percent.
     Six Months Ended May 31, 2008 Compared to Six Months Ended May 31, 2007
          Net Revenues. Our net revenues increased $4,286,288, or 25 percent, from $17,147,050 in the six-month period ended May 31, 2007 to $21,433,338 in the six-month period ended May 31, 2008. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $3,277,650, or 23 percent, from $14,383,355 in the first six months of fiscal 2007 to $17,661,005 in the first six months of fiscal 2008. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $2,721,350, or 24 percent, primarily as a result of an 18 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $598,124, or 20 percent, primarily as a result of increased purchases by pediatric hospitals; and

•	an increase in international sales of $1,008,638, or 36 percent, from $2,763,695 in the first six months of fiscal 2007 to $3,772,333 in the first six months of fiscal 2008. The increase in international sales was primarily due to increased purchases of our INVOS System monitor and disposable SomaSensors by Edwards Lifesciences in Japan. In the first six months of fiscal 2008, international sales represented 18 percent of our net revenues, compared to 16 percent of our net revenues in the first six months of fiscal 2007. Purchases by Covidien accounted for 10 percent of net revenues in the first six months of fiscal 2008, compared to 13 percent in the first six months of fiscal 2007.
     We sold 136,308 SomaSensors in the United States and 59,490 internationally in the first six months of fiscal 2008. We placed 228 INVOS System monitors in the United States and 206 internationally in the first six months of fiscal 2008.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2008
     Sales of our products as a percentage of net revenues were as follows:

	Six Months Ended May 31,
Product	2008	2007
SomaSensors	74%	74%
INVOS System Monitors	26%	26%

Total	100%	100%

          Gross Margin. Gross margin as a percentage of net revenues was 87 percent for the six months ended May 31, 2008 and 88 percent for the six months ended May 31, 2007. The decrease in our gross margin percentage is primarily attributable to increased international sales, due to the lower margins we receive on sales to our international distributors. This decrease was partially offset by a five percent increase in the average selling price of SomaSensors in the United States and increased sales of the INVOS System monitor to pediatric hospitals in the United States during the first two quarters of fiscal 2008. The increase in our average selling prices in the United States is attributable to increased sales of our pediatric SomaSensors, which sell for a higher price than the adult SomaSensor.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $284,550, or 102 percent, from $277,787 in the first two quarters of fiscal 2007 to $562,337 in the first two quarters of fiscal 2008. The increase is primarily attributable to an increase in salaries of $203,110 due to the addition of research and development personnel in fiscal 2007 and 2008, and increased development costs of $53,676 associated with our smaller disposable SomaSensor.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,678,455, or 25 percent, from $10,589,529 for the six months ended May 31, 2007 to $13,267,984 for the six months ended May 31, 2008, primarily due to:
•	a $1,100,837 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 83 employees for the six months ended May 31, 2007 to an average of 101 employees for the six months ended May 31, 2008) and an increase in salaries of existing employees;

•	a $520,252 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, including advertising, trade shows, product sponsorships and sales training;

•	a $387,512 increase in professional service fees, primarily due to increased auditing, tax, and legal fees;

•	a $306,908 increase in accrued incentive compensation expense due to our year-to-date 2008 financial performance, primarily increased sales and operating income in accordance with the 2008 incentive compensation plans;

•	a $210,645 increase in stock compensation expense due to stock compensation issued to our officers, employees, directors and one of our consultants in the third quarter of 2007 and the second quarter of 2008; and

•	a $92,781 increase in employee sales commissions as a result of increased sales and hiring additional sales employees.
          Other Income. During the first six months of fiscal 2008, interest income decreased to $1,635,102, from $1,966,086 in the first six months of 2007, primarily due to decreased interest rates, decreased investment balances, and the use of cash for the repurchase of common shares, partially offset by our increased cash and cash equivalents balances as a result of cash provided by operating activities and maturities and redemptions of investments.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2008
          Income Taxes. During the first six months of fiscal 2008, we recognized income tax expense on our statement of operations at an estimated effective tax rate of approximately 38 percent as a result of certain additional state tax expenses recorded in the first quarter. During the first six months of fiscal 2007, we recognized income tax expense at an estimated effective tax rate of approximately 34%.
Liquidity and Capital Resources
     General
          Our principal sources of operating funds have been the proceeds from sales of our common shares and cash provided by operating activities.
          As of May 31, 2008, we did not have any outstanding or available debt financing arrangements, we had working capital of $62.4 million and our primary sources of liquidity were $43.8 million of cash and cash equivalents, $8.0 million of marketable securities and $21.2 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.
          We believe that cash, cash equivalents, marketable securities and long-term investments on hand at May 31, 2008 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.
     Cash Flows From Operating Activities
          Net cash provided by operations during the first six months of fiscal 2008 and 2007 was $6,375,687 and $4,824,642, respectively. In the first six months of fiscal 2008, cash was provided primarily by:
•	$7,340,335 of net income before income taxes and non-cash depreciation, amortization and stock compensation expense;

•	a $433,409 decrease in accrued interest income, primarily due to our decreased marketable securities and long-term investment balances primarily due to the use of cash from maturing investments for the repurchase of common shares and decreased interest rates;

•	a $275,673 decrease in prepaid expenses, primarily due to the amortization of prepaid insurance payments paid in fiscal 2007; and

•	a $161,468 increase in accounts payable, primarily as a result of increased inventory and operating expenses, partially offset by the timing of payments made to vendors;
Cash provided by operations in the first six months of fiscal 2008 was partially offset by:
•	a $917,435 increase in inventories, primarily due to the acquisition of components associated with our SomaSensors and our INVOS System monitor due to anticipated sales; inventories on our balance sheet increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below;

•	a $420,797 decrease in accrued liabilities, primarily as a result of the payment of year-end 2007 accruals for incentive compensation and sales commissions, partially offset by accruals in fiscal 2008 for incentive compensation and sales commissions as a result of year to date financial performance;

•	a $409,478 increase in accounts receivable, primarily as a result of higher second quarter sales in fiscal 2008 than in the fourth quarter of fiscal 2007, partially offset by more timely collections and the timing of more of the sales in the fourth quarter of fiscal 2007 towards the end of the quarter; and

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2008
•	an $87,488 increase in deferred income tax benefits as a result of payments made for estimated alternative minimum tax that we expect will result in future tax credits when we use our net operating loss carryforwards.
          We expect our working capital requirements to increase as sales increase.
          The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $240,636 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during the first six months of fiscal 2008, compared to $447,437 in the first six months of fiscal 2007. As of May 31, 2008, we have capitalized $3,602,353 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,733,999. We depreciate these assets over five years.
     Cash Flows From Investing Activities
          Net cash provided by investing activities in the first six months of fiscal 2008 was $22,927,868 and net cash used in investing activities in the first six months of 2007 was $2,224,396. In the first six months of fiscal 2008, cash was provided by maturities and redemptions of marketable securities and long-term investments of $23,445,120. This cash provided by investing activities was partially offset by capital expenditures of $517,252, primarily the acquisition of a new trade show booth and manufacturing quality control computer software in the second quarter of 2008.
     Cash Flows From Financing Activities
          Net cash used in financing activities in the first six months of fiscal 2008 was $18,640,616 and net cash provided by financing activities in the first six months of fiscal 2007 was $99,666. During the first six months of fiscal 2008, we repurchased 1,209,029 common shares for a total of $19,266,592. This cash used in financing activities was partially offset by the issuance of 126,219 common shares as a result of the exercise of stock options by our employees, for proceeds of $625,976.
Common Share Repurchase Program
          In April 2008, our Board of Directors authorized the repurchase of up to $15 million of our common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions. The prices, timing and amount of, and purposes for, any purchases will be determined by management. In May 2008, our Board of Directors authorized the repurchase of up to an additional $15 million of our common shares, for a total of $30 million of our common shares under the repurchase program.
Contractual Obligations
          As of May 31, 2008, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007 under the caption “Contractual Obligations.”
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements or financing activities.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2008
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
     Stock Compensation
          For the first two quarters of fiscal 2008, we have recorded stock compensation expense of $572,360 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants. For the first two quarters of fiscal 2007, we recorded stock compensation expense of $361,714. During the first six months of fiscal 2008, we granted 197,500 stock options to our officers and employees, in March 2008 at an exercise price of $12.61, and we granted 50,000 stock options to our directors, in April 2008 at an exercise price of $16.82. In addition, we issued 70,000 restricted common shares to our officers in March 2008 with a market value of $12.61 per share on the date of grant, and we issued 5,273 restricted common shares to our employees in January 2008 with a market value of $21.81 per share on the date of grant. During the first six months of fiscal 2007, we granted 16,000 stock options to one of our officers and two of our employees, in April 2007 at an exercise price of $18.85.
          As of May 31, 2008, there was $5,956,232 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of approximately 4.5 years. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first two quarters of fiscal 2008 or during the first two quarters of fiscal 2007.
          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 59.30 percent for 2008 and 47.00 percent for 2007, risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) 2.35 percent for 2008 and 5.0 percent for 2007, expected lives of approximately 6 years and a dividend yield of 0 percent. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance. Different assumptions could significantly change the calculated grant date fair value and, therefore, the amount of stock compensation expense we recognize over the vesting period of the awards. We believe, however, that our estimates are appropriate.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2008
     Income Taxes
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent five fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included assuming that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2008 and making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace and the potential for competition to enter the marketplace. As of November 30, 2007, we concluded that it was more likely than not that approximately $6,075,000 of such assets would be realized. As of May 31, 2008, we have concluded that it is more likely than not that approximately $3,931,000 of such assets will be realized.
          Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.
          During the first six months of fiscal 2008, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 38 percent as a result of certain additional state tax expenses recorded in the first quarter. We expect our effective tax rate for fiscal 2008 to approximate 36 percent.
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
May 31, 2008
Expected Maturity Dates By Fiscal Year

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Investments:

Marketable Securities and Long-term Investments:
Fixed Rate ($)	7,992,244	—	4,202,262	3,000,000	13,991,547	—	29,186,053	29,389,364
Average interest rate	5.26%	N/A	4.72%	5.00%	5.11%	N/A	5.08%
     During the first quarter of fiscal 2008, two of our bonds matured for approximately $11,000,000 and two of our bonds that were due to mature in 2010 and 2011 were called for approximately $8,000,000 and the proceeds have not been reinvested as of May 31, 2008. During the second quarter of fiscal 2008, one of our bonds that was due to mature in 2012 was called for approximately $4,000,000 and the proceeds have not been reinvested as of May 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES
     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of May 31, 2008 and any change in our internal control over financial reporting that occurred during our second fiscal quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of May 31, 2008. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our second fiscal quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information with respect to any purchase made by or on behalf of us or any affiliated purchaser of our common shares for each month during our second quarter ended May 31, 2008:

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
March 1-31, 2008	77,600	13.54	0	N/A
April 1-30, 2008	602,671	16.02	602,671	5,342,427
May 1-31, 2008	606,358	15.85	606,358	10,733,408

Total	1,286,629	15.79	1,209,029

     In March 2008, one of our directors and one of our executive officers purchased 77,600 common shares in the open market other than through a publicly announced repurchase program.
     On April 3, 2008, we publicly announced that our Board of Directors authorized the repurchase of up to $15 million of our common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions. The prices, timing and amount of, and purposes for, any purchases will be determined by management. On May 9, 2008, we publicly announced that our Board of Directors approved an increase in the limit on the share repurchase program and authorized the repurchase of up to an additional $15 million of our common shares, for a total of $30 million of our common shares under the repurchase program. During the second quarter of fiscal 2008, we repurchased 1,209,029 common shares at an average price of $15.94 per share and an aggregate cost of $19,266,592. All of the shares shown in the table above were purchased by us in open-market transactions pursuant to this publicly-announced share repurchase program. The program does not have an expiration date, except upon purchase of the maximum authorized dollar amount of our common shares.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Shareholders was held on April 10, 2008. At the Annual Meeting, Dr. James I. Ausman and Richard R. Sorensen were elected as directors and the terms of office of Bruce J. Barret, Daniel S. Follis, Robert R. Henry, and John P. Jumper as directors continued after the meeting. 10,699,497 votes were cast for, and 1,107,485 votes were withheld from, Dr. Ausman’s election, and 11,236,554 votes were cast for, and 570,428 votes were withheld from, Mr. Sorensen’s election. There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

ITEM 6. EXHIBITS
10.1	Form of Amended and Restated Change in Control Agreement between Somanetics Corporation and two executive officers, dated as of June 17, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 17, 2008 and filed on June 23, 2008.

10.2	Amended and Restated Employment Agreement between Somanetics Corporation and Dominic J. Spadafore, dated as of June 17, 2008, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated June 17, 2008 and filed on June 23, 2008.

10.3	Amended and Restated Employment Agreement between Somanetics Corporation and Bruce J. Barrett, dated as of June 17, 2008, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated June 17, 2008 and filed on June 23, 2008.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Somanetics Corporation

(Registrant)

Date: June 30, 2008	By:	/s/ William M. Iacona
William M. Iacona Vice President and Chief Financial Officer, Controller and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Form of Amended and Restated Change in Control Agreement between Somanetics Corporation and two executive officers, dated as of June 17, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 17, 2008 and filed on June 23, 2008.

10.2	Amended and Restated Employment Agreement between Somanetics Corporation and Dominic J. Spadafore, dated as of June 17, 2008, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated June 17, 2008 and filed on June 23, 2008.

10.3	Amended and Restated Employment Agreement between Somanetics Corporation and Bruce J. Barrett, dated as of June 17, 2008, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated June 17, 2008 and filed on June 23, 2008.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.