Form 10-Q
period 2008-08-31
SOMANETICS CORP
filed 2008-09-30
CIK 704328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
          Number of common shares outstanding at September 30, 2008: 12,009,074

PART I FINANCIAL INFORMATION
SOMANETICS CORPORATION
BALANCE SHEETS

	August 31,	November 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,202,691	$33,172,977
Marketable securities	3,996,915	18,978,074
Accounts receivable	7,735,537	7,486,571
Inventory	2,803,061	1,998,284
Prepaid expenses	262,741	560,885
Accrued interest receivable	253,166	551,117
Deferred tax asset — current	1,047,633	3,069,929

Total current assets	57,301,744	65,817,837

PROPERTY AND EQUIPMENT (at cost):
Demonstration and no capital cost sales equipment at customers	3,709,459	3,386,287
Machinery and equipment	1,589,381	1,531,387
Furniture and fixtures	497,087	307,919
Leasehold improvements	197,450	196,700

Total	5,993,377	5,422,293
Less accumulated depreciation and amortization	(3,230,891)	(2,931,596)

Net property and equipment	2,762,486	2,490,697

OTHER ASSETS:
Long-term investments	20,993,111	33,653,099
Deferred tax asset — non-current	1,361,738	3,004,755
Other	15,000	15,000
Intangible assets, net	—	3,097

Total other assets	22,369,849	36,675,951

TOTAL ASSETS	$82,434,079	$104,984,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,056,552	$1,118,003
Accrued liabilities	1,341,740	1,701,481

Total current liabilities	2,398,292	2,819,484

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred shares; authorized, 1,000,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 12,009,074 shares at August 31, 2008, and 13,443,961 shares at November 30, 2007	120,091	134,440
Additional paid-in capital	89,837,382	119,079,383
Accumulated deficit	(9,921,686)	(17,048,822)

Total shareholders’ equity	80,035,787	102,165,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,434,079	$104,984,485

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
	2008	2007	2008	2007
NET REVENUES	$12,367,988	$10,163,509	$33,801,326	$27,310,559
COST OF SALES	1,717,858	1,338,418	4,413,939	3,387,258

Gross Margin	10,650,130	8,825,091	29,387,387	23,923,301

OPERATING EXPENSES:
Research, development and engineering	332,236	157,657	894,574	435,445
Selling, general and administrative	6,155,551	5,444,836	19,423,534	16,034,364

Total operating expenses	6,487,787	5,602,493	20,318,108	16,469,809

OPERATING INCOME	4,162,343	3,222,598	9,069,279	7,453,492

OTHER INCOME:
Interest income	562,178	1,008,749	2,197,280	2,974,835

Total other income	562,178	1,008,749	2,197,280	2,974,835

INCOME BEFORE INCOME TAXES	4,724,521	4,231,347	11,266,559	10,428,327

INCOME TAX EXPENSE	(1,678,067)	(1,438,658)	(4,139,424)	(3,545,631)

NET INCOME	$3,046,454	$2,792,689	$7,127,135	$6,882,696

NET INCOME PER COMMON SHARE — BASIC	$0.25	$0.21	$0.55	$0.52

NET INCOME PER COMMON SHARE — DILUTED	$0.23	$0.19	$0.51	$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	12,079,089	13,186,754	12,889,638	13,174,355

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	13,247,953	14,549,298	13,919,212	14,579,710

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine-Month
	Periods Ended
	August 31,	August 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,127,135	$6,882,696
Adjustments to reconcile net income to net cash provided by operations:
Income tax expense	3,837,802	3,545,631
Depreciation and amortization	702,601	590,975
Stock compensation expense	954,993	564,452
Changes in assets and liabilities:
Accounts receivable (increase)	(248,966)	(1,864,652)
Accrued interest income decrease (increase)	297,951	(245,989)
Inventory (increase)	(1,183,438)	(943,553)
Deferred income tax benefit (increase)	(172,488)	(365,960)
Prepaid expenses decrease	298,144	292,764
Accounts payable (decrease)	(61,451)	(85,426)
Accrued liabilities (decrease)	(359,741)	(3,618)
Accrued income tax expense decrease	—	194,000

Net cash provided by operating activities	11,192,542	8,561,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and long-term investments	—	(38,122,251)
Proceeds from maturities of marketable securities and long-term investments	27,641,147	27,000,000
Acquisition of property and equipment	(592,633)	(205,195)

Net cash provided by (used in) investing activities	27,048,514	(11,327,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(31,449,420)	—
Proceeds from issuance of common shares due to exercise of stock options	1,238,078	184,871

Net cash (used in) provided by financing activities	(30,211,342)	184,871

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,029,714	(2,581,255)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,172,977	28,734,869

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,202,691	$26,153,614

Supplemental Disclosure of Non cash investing activities:
Demonstration and no capital cost sales equipment capitalized from inventory (Note 2)	$378,661	$616,176

Supplemental Disclosure of Taxes paid:
Federal and state income taxes (Note 3)	$474,110	$479,858
See notes to financial statements

SOMANETICS CORPORATION
Notes to Financial Statements
(Unaudited)
August 31, 2008
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
               The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary for a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the nine-month period ended August 31, 2008 do not necessarily indicate the results that you should expect for the fiscal year ending November 30, 2008. You should read the unaudited interim financial statements together with the financial statements and related notes for the fiscal year ended November 30, 2007 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds, classified as held to maturity, maturing approximately two to five years from the date of acquisition, are stated at an amortized cost of $24,990,026, and have a market value of $25,028,728 at August 31, 2008.
               Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

	August 31,	November 30,
	2008	2007

Purchased components	$1,990,942	$1,702,878
Finished goods	568,586	174,451
Work in process	243,533	120,955

Total	$2,803,061	$1,998,284

               Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Depreciation expense was $699,504 and $585,793 for the nine-month periods ended August 31, 2008 and August 31, 2007, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of August 31, 2008, we have capitalized $3,709,459 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,713,308. As of November 30, 2007, we have capitalized $3,386,287 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,801,702. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.
               Intangible Assets consist of patents and trademarks. Patents and trademarks are recorded at cost and have been amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
August 31, 2008

	August 31,	November 30,
	2008	2007

Patents and trademarks	$111,733	$111,733
Less: accumulated amortization	(111,733)	(108,636)

Total	$—	$3,097

          Amortization expense for the nine months ended August 31, 2008 and August 31, 2007 was approximately $3,100 and $5,200 respectively. Amortization expense for fiscal 2008 is expected to be approximately $3,100.
          Stock Compensation For the first three quarters of fiscal 2008, we have recorded stock compensation expense of $954,993 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants. For the first three quarters of fiscal 2007, we recorded stock compensation expense of $564,452. During the first nine months of fiscal 2008, we granted 197,500 stock options to our officers and employees in March 2008 at an exercise price of $12.61, we granted 50,000 stock options to our directors in April 2008 at an exercise price of $16.82, and we granted 5,500 stock options to two new employees in June 2008 at an exercise price of $18.19. In addition, we issued 70,000 restricted common shares to our officers in March 2008 with a market value of $12.61 per share on the date of grant, and we issued 5,273 restricted common shares to our employees in January 2008 with a market value of $21.81 per share on the date of grant. During the first nine months of fiscal 2007, we granted 50,000 stock options to five of our directors in June 2007 at an exercise price of $19.33, and we granted 16,000 stock options to one of our officers and two of our employees in April 2007 at an exercise price of $18.85. These options described above were granted under the 2005 Stock Incentive Plan, expire 10 years after grant and were granted at the closing sale price of the common shares as of the date of grant. The weighted-average grant-date fair value of the options granted during the first nine months of fiscal 2008 and fiscal 2007 was $7.83 and $9.95, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 59.30 percent for 2008 and 47.00 percent for 2007, risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) 2.35 percent for 2008 and 5.0 percent for 2007, expected lives of approximately 6 years and a dividend yield of 0 percent. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance.
          During the first three quarters of fiscal 2008, 59,400 stock options and 13,600 restricted common shares vested, and the total fair value of shares vested during the first nine months of fiscal 2008 was $828,114. During the first three quarters of fiscal 2007, 46,400 stock options and 13,600 restricted common shares vested, and the total fair value of shares vested during the first nine months of fiscal 2007 was $698,781. During the nine months ended August 31, 2008, 294,969 stock options were exercised by our employees and directors for gross proceeds to us of $1,238,078. The intrinsic value of these exercised stock options was $5,227,929. During the nine months ended August 31, 2007, 30,834 stock options were exercised by our employees, a former director, and a consultant for gross proceeds to us of $184,871. The intrinsic value of these exercised stock options was $386,643.
          As of August 31, 2008, there was $5,631,388 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of approximately 4.25 years. In addition, as of August 31, 2008, the aggregate intrinsic value of stock options outstanding was $30,921,910, and the aggregate intrinsic value of stock options exercisable was $26,204,816.
          No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first three quarters of fiscal 2008 or during the first three quarters of fiscal 2007.

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
August 31, 2008
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

	2008
	Three Months	Nine Months
Weighted average shares — basic	12,079,089	12,889,638
Add: effect of dilutive common shares	1,168,864	1,029,574

Weighted average shares — diluted	13,247,953	13,919,212

	2007
	Three Months	Nine Months
Weighted average shares — basic	13,186,754	13,174,355
Add: effect of dilutive common shares and warrant	1,362,544	1,405,355

Weighted average shares — diluted	14,549,298	14,579,710
          For the three and nine months ended August 31, 2008 and August 31, 2007 there were no stock options outstanding that were excluded from the computation of net income per common share — diluted. As of August 31, 2008 we had outstanding 1,847,187 stock options to purchase common shares, and as of August 31, 2007 we had outstanding 2,106,156 stock options to purchase common shares.
          Common Share Repurchase Program In April 2008, our Board of Directors authorized the repurchase of up to $15 million of our common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions. The prices, timing and amount of, and purposes for, any purchases will be determined by management. In May 2008, our Board of Directors authorized the repurchase of up to an additional $15 million of our common shares, and in July 2008, our Board of Directors authorized the repurchase of up to an additional $15 million of our common shares, for a total of $45 million of our common shares under the repurchase program. During the first nine months of fiscal 2008, we repurchased 1,805,129 common shares at an average price of $17.42 per share and an aggregate cost of $31,449,420.
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
3. INCOME TAXES
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent five fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included assuming that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2008 and making allowance for the uncertainties

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
August 31, 2008
surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace and the potential for competition to enter the marketplace. As of November 30, 2007, we concluded that it was more likely than not that approximately $6,075,000 of such assets would be realized. As of August 31, 2008, we have concluded that it is more likely than not that approximately $2,409,000 of such assets will be realized.
          Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.
          During the first nine months of fiscal 2008, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 37 percent as a result of certain additional state tax expenses recorded in the first quarter. We expect our effective tax rate for fiscal 2008 to approximate 36 percent. During the first nine months of fiscal 2007, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 34 percent.
          During the first nine months of fiscal 2008 we paid income taxes of approximately $172,500 for alternative minimum tax due, and approximately $301,610 for state income taxes due. During the first nine months of fiscal 2007 we paid income taxes of approximately $195,000 for alternative minimum tax due, and approximately $284,860 for state income taxes due.
4. ACCRUED LIABILITIES
          Accrued liabilities consist of the following:

	August 31,	November 30,
	2008	2007

Incentive Compensation	$786,520	$958,642
Sales Commissions	394,958	548,046
Professional Fees	78,853	61,550
Clinical Research	60,639	110,639
Warranty	18,920	19,800
Royalty	1,850	2,804

Total	$1,341,740	$1,701,481

5. COMMITMENTS AND CONTINGENCIES
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

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
August 31, 2008
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
6. SEGMENT INFORMATION
          We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Each of our two product lines have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In addition, in making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of each major product line, and profitability on an enterprise-wide basis due to shared costs. Approximately 100 percent of our net revenues in the first three quarters of fiscal 2008 and 2007 were derived from our INVOS System product line.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2008
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
     Net Revenues and Cost of Sales
          We derive our revenues primarily from sales of INVOS Systems to hospitals in the United States through our direct sales team and independent sales representative firms. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Covidien, formerly Tyco Healthcare, in Europe, Canada, the Middle East and South Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable SomaSensors. Revenues from outside the United States contributed 20 percent to our first nine months of fiscal 2008 net revenues. As a percentage of net revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.
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
August 31, 2008
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
          We have increased the size of our direct sales team and expect to increase the size of our U.S. direct sales team in fiscal 2008. In addition we are evaluating placing direct salespersons and clinical specialists in Europe to support Covidien. As a result, we expect selling, general and administrative expenses to increase in fiscal 2008. We also expect increased sales and marketing expenses and increased stock compensation expenses in fiscal 2008.
          Research, development and engineering expenses consist of:
•	salaries, wages and related expenses of our research and development personnel and consultants;

•	costs of various development projects; and

•	costs of preparing and processing applications for FDA clearance of new products.
Results of Operations
     Three Months Ended August 31, 2008 Compared to Three Months Ended August 31, 2007
          Net Revenues. Our net revenues increased $2,204,479, or 22 percent, from $10,163,509 in the three-month period ended August 31, 2007 to $12,367,988 in the three-month period ended August 31, 2008. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $1,718,331, or 22 percent, from $7,681,281 in the third quarter of fiscal 2007 to $9,399,612 in the third quarter of fiscal 2008. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $1,461,130, or 22 percent, primarily as a result of a 15 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $265,901, or 26 percent, primarily as a result of increased purchases by pediatric hospitals; and

•	an increase in international sales of $486,148, or 20 percent, from $2,482,228 in the third quarter of fiscal 2007 to $2,968,376 in the third quarter of fiscal 2008. The increase in international sales was primarily due to increased purchases of our INVOS System monitor of $670,706 by Covidien, formerly Tyco Healthcare, in Europe. This increase was partially offset by $276,398 in decreased purchases of the INVOS System monitor by Edwards Lifesciences in Japan related to the 2007 launch of our four-channel cerebral and somatic INVOS System monitor in Japan, where Edwards purchased monitors partially for evaluation and demonstration purposes. In the third quarter of fiscal 2008 and fiscal 2007, international sales represented 24 percent of our net revenues. Purchases by Covidien accounted for 19 percent of net revenues in the third quarter of fiscal 2008, compared to 17 percent in the third quarter of fiscal 2007.
          We sold 75,938 SomaSensors in the United States and 41,590 internationally in the third quarter of fiscal 2008. We placed 116 INVOS System monitors in the United States and 212 internationally in the third quarter of fiscal 2008, and our installed base of INVOS System monitors in the United States was 2,350, in 696 hospitals, as of August 31, 2008.
          Sales of our products as a percentage of net revenues were as follows:

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2008

	Three Months Ended August 31,
Product	2008	2007

SomaSensors	75%	76%
INVOS System Monitors	25%	24%

Total	100%	100%

          Gross Margin. Gross margin as a percentage of net revenues was 86 percent for the three months ended August 31, 2008 and 87 percent for the three months ended August 31, 2007. The decrease in our gross margin percentage is primarily attributable to increased international sales, due to the lower margins we receive on sales to our international distributors. This decrease was partially offset by a six percent increase in the average selling price of SomaSensors in the United States, which is attributable to increased sales of our pediatric SomaSensors, which sell for a higher price than the adult SomaSensor.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $174,579, or 111 percent, from $157,657 in the third quarter of fiscal 2007 to $332,236 in the third quarter of fiscal 2008. The increase is primarily attributable to increased costs associated with advances to the design and performance features of the disposable SomaSensor of $72,288, and an increase in salaries of $57,869 due to the addition of research and development personnel in fiscal 2007 and 2008. We expect our research, development and engineering expenses to increase in fiscal 2008 primarily as a result of development costs associated with advances to the design and performance features of the INVOS System, including the disposable SomaSensor, and the hiring of additional research and development personnel.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $710,715, or 13 percent, from $5,444,836 for the three months ended August 31, 2007 to $6,155,551 for the three months ended August 31, 2008, primarily due to:
•	a $650,124 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 91 employees for the three months ended August 31, 2007 to an average of 105 employees for the three months ended August 31, 2008) and an increase in salaries of existing employees;

•	a $179,896 increase in stock compensation expense due to stock compensation issued to our officers, employees, directors and one of our consultants in fiscal 2008; and

•	a $130,964 increase in travel, marketing and selling-related expenses primarily as a result of our increased sales personnel and increased sales and marketing activities, including sales training and trade shows.
These increases were partially offset by:
•	a $132,747 decrease in commissions paid to our independent sales representative firms as a result of fewer independent sales representative firms; and

•	a $101,203 decrease in professional service fees, primarily due to decreased auditing and tax fees in the third quarter of 2008.
We expect our selling, general and administrative expenses to increase in fiscal 2008, primarily as a result of our hiring additional direct sales personnel in fiscal 2008, increased employee sales commissions payable as a result of increased sales, increased sales and marketing expenses and increased stock compensation expenses.
          Other Income. During the third quarter of fiscal 2008, interest income decreased to $562,178, from $1,008,749 in the third quarter of 2007, primarily due to decreased interest rates, decreased investment balances, and

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2008
the use of cash for the repurchase of common shares, partially offset by our increased cash and cash equivalents balances as a result of cash provided by operating activities and maturities of investments.
          Income Taxes. During the third quarter of fiscal 2008 and 2007, we recognized income tax expense on our statement of operations at an estimated effective tax rate 36 percent and 34 percent respectively. We expect our effective tax rate for fiscal 2008 to approximate 36 percent.
     Nine Months Ended August 31, 2008 Compared to Nine Months Ended August 31, 2007
          Net Revenues. Our net revenues increased $6,490,767, or 24 percent, from $27,310,559 in the nine-month period ended August 31, 2007 to $33,801,326 in the nine-month period ended August 31, 2008. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $4,995,981, or 23 percent, from $22,064,636 in the first nine months of fiscal 2007 to $27,060,617 in the first nine months of fiscal 2008. The increase in U.S. sales was primarily due to an increase in sales of the disposable SomaSensor of $4,182,480, or 23 percent, primarily as a result of an 17 percent increase in SomaSensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $864,025, or 22 percent, primarily as a result of increased purchases by pediatric hospitals; and

•	an increase in international sales of $1,494,786, or 28 percent, from $5,245,923 in the first nine months of fiscal 2007 to $6,740,709 in the first nine months of fiscal 2008. The increase in international sales was primarily due to increased purchases of our INVOS System monitor and disposable SomaSensors of $757,884 by Covidien, formerly Tyco Healthcare, in Europe and $607,085 by Edwards Lifesciences in Japan. In the first nine months of fiscal 2008, international sales represented 20 percent of our net revenues, compared to 19 percent of our net revenues in the first nine months of fiscal 2007. Purchases by Covidien accounted for 14 percent of net revenues in the first nine months of fiscal 2008 and fiscal 2007.
     We sold 212,246 SomaSensors in the United States and 101,080 internationally in the first nine months of fiscal 2008. We placed 344 INVOS System monitors in the United States and 418 internationally in the first nine months of fiscal 2008.
     Sales of our products as a percentage of net revenues were as follows:

	Nine Months Ended August 31,
Product	2008	2007

SomaSensors	74%	75%
INVOS System Monitors	26%	25%

Total	100%	100%

          Gross Margin. Gross margin as a percentage of net revenues was 87 percent for the nine months ended August 31, 2008 and 88 percent for the nine months ended August 31, 2007. The decrease in our gross margin percentage is primarily attributable to increased international sales, due to the lower margins we receive on sales to our international distributors. This decrease was partially offset by a five percent increase in the average selling price of SomaSensors in the United States, which is attributable to increased sales of our pediatric SomaSensors, which sell for a higher price than the adult SomaSensor.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $459,129, or 105 percent, from $435,445 in the first three quarters of fiscal 2007 to $894,574 in

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2008
the first three quarters of fiscal 2008. The increase is primarily attributable to an increase in salaries of $260,979 due to the addition of research and development personnel in fiscal 2007 and 2008, and increased costs associated with advances to the design and performance features of the disposable SomaSensor of $125,964.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3,389,170, or 21 percent, from $16,034,364 for the nine months ended August 31, 2007 to $19,423,534 for the nine months ended August 31, 2008, primarily due to:
•	a $1,750,962 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 86 employees for the nine months ended August 31, 2007 to an average of 102 employees for the nine months ended August 31, 2008) and an increase in salaries of existing employees;

•	a $651,217 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, including sales training and trade shows;

•	a $390,541 increase in stock compensation expense due to stock compensation issued to our officers, employees, directors and one of our consultants in fiscal 2007 and 2008;

•	a $355,831 increase in accrued incentive compensation expense due to our year-to-date 2008 financial performance, primarily increased sales and operating income in accordance with the 2008 incentive compensation plans;

•	a $286,309 increase in professional service fees, primarily due to increased auditing, tax and legal fees; and

•	a $139,844 increase in employee sales commissions as a result of increased sales and hiring additional sales employees.
These increases were partially offset by a $206,152 decrease in commissions paid to our independent sales representative firms as a result of fewer independent sales representative firms in the first three quarters of 2008.
          Other Income. During the first nine months of fiscal 2008, interest income decreased to $2,197,280, from $2,974,835 in the first nine months of 2007, primarily due to decreased interest rates, decreased investment balances, and the use of cash for the repurchase of common shares, partially offset by our increased cash and cash equivalents balances as a result of cash provided by operating activities and maturities and redemptions of investments.
          Income Taxes. During the first nine months of fiscal 2008, we recognized income tax expense on our statement of operations at an estimated effective tax rate of approximately 37 percent as a result of certain additional state tax expenses recorded in the first quarter. During the first nine months of fiscal 2007, we recognized income tax expense at an estimated effective tax rate of approximately 34%.
Liquidity and Capital Resources
     General
          Our principal sources of operating funds have been the proceeds from sales of our common shares and cash provided by operating activities.
          As of August 31, 2008, we did not have any outstanding or available debt financing arrangements, we had working capital of $54.9 million and our primary sources of liquidity were $41.2 million of cash and cash equivalents, $4.0 million of marketable securities and $21.0 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2008
          We believe that cash, cash equivalents, marketable securities and long-term investments on hand at August 31, 2008 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.
     Cash Flows From Operating Activities
          Net cash provided by operations during the first nine months of fiscal 2008 and 2007 was $11,192,542 and $8,561,320, respectively. In the first nine months of fiscal 2008, cash was provided primarily by:
•	$12,622,531 of income before income taxes and non-cash depreciation, amortization and stock compensation expense;

•	a $298,144 decrease in prepaid expenses, primarily due to the amortization of prepaid insurance payments paid in fiscal 2007; and

•	a $297,951 decrease in accrued interest income, primarily due to our decreased marketable securities and long-term investment balances primarily due to the use of cash from maturing investments for the repurchase of common shares and decreased interest rates.
Cash provided by operations in the first nine months of fiscal 2008 was partially offset by:
•	a $1,183,438 increase in inventories, primarily due to the acquisition of components associated with our SomaSensors and our INVOS System monitor due to anticipated sales; inventories on our balance sheet increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below;

•	a $359,741 decrease in accrued liabilities, primarily as a result of the payment of year-end 2007 accruals for incentive compensation and sales commissions, partially offset by accruals in fiscal 2008 for incentive compensation and sales commissions as a result of year to date financial performance;

•	a $248,966 increase in accounts receivable, primarily as a result of higher third quarter sales in fiscal 2008 than in the fourth quarter of fiscal 2007, partially offset by the timing of more of the sales in the fourth quarter of fiscal 2007 towards the end of the quarter, and more timely collections; and

•	a $172,488 increase in deferred income tax benefits as a result of payments made for estimated alternative minimum tax that we expect will result in future tax credits when we use our net operating loss carryforwards.
          We expect our working capital requirements to increase as sales increase.
          The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $378,661 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during the first nine months of fiscal 2008, compared to $616,176 in the first nine months of fiscal 2007. As of August 31, 2008, we have capitalized $3,709,459 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,713,308. We depreciate these assets over five years.
     Cash Flows From Investing Activities
          Net cash provided by investing activities in the first nine months of fiscal 2008 was $27,048,514 and net cash used in investing activities in the first nine months of 2007 was $11,327,446. In the first nine months of fiscal 2008, cash was provided by maturities and redemptions of marketable securities and long-term investments of $27,641,147. This cash provided by investing activities was partially offset by capital expenditures of $592,633,

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2008
primarily the acquisition of a new trade show booth and manufacturing quality control computer software in fiscal 2008.
     Cash Flows From Financing Activities
          Net cash used in financing activities in the first nine months of fiscal 2008 was $30,211,342 and net cash provided by financing activities in the first nine months of fiscal 2007 was $184,871. During the first nine months of fiscal 2008, we repurchased 1,805,129 common shares for a total of $31,449,420. This cash used in financing activities was partially offset by the issuance of 294,969 common shares as a result of the exercise of stock options by our employees, for proceeds of $1,238,078.
Common Share Repurchase Program
          In April 2008, our Board of Directors authorized the repurchase of up to $15 million of our common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions. The prices, timing and amount of, and purposes for, any purchases will be determined by management. In May 2008, our Board of Directors authorized the repurchase of up to an additional $15 million of our common shares, and in July 2008, our Board of Directors authorized the repurchase of up to an additional $15 million of our common shares, for a total of $45 million of our common shares under the repurchase program.
Contractual Obligations
          As of August 31, 2008, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007 under the caption “Contractual Obligations.”
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

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2008
     Stock Compensation
          For the first three quarters of fiscal 2008, we have recorded stock compensation expense of $954,993 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants. For the first three quarters of fiscal 2007, we recorded stock compensation expense of $564,452. During the first nine months of fiscal 2008, we granted 197,500 stock options to our officers and employees in March 2008 at an exercise price of $12.61, we granted 50,000 stock options to our directors in April 2008 at an exercise price of $16.82, and we granted 5,500 stock options to two new employees in June 2008 at an exercise price of $18.19. In addition, we issued 70,000 restricted common shares to our officers in March 2008 with a market value of $12.61 per share on the date of grant, and we issued 5,273 restricted common shares to our employees in January 2008 with a market value of $21.81 per share on the date of grant. During the first nine months of fiscal 2007, we granted 50,000 stock options to five of our directors in June 2007 at an exercise price of $19.33, and we granted 16,000 stock options to one of our officers and two of our employees in April 2007 at an exercise price of $18.85.
          As of August 31, 2008, there was $5,631,388 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of approximately 4.25 years. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first three quarters of fiscal 2008 or during the first three quarters of fiscal 2007.
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
     Income Taxes
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent five fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included assuming that our net revenues and pre-tax income will grow in future years consistent with the growth guidance given for fiscal 2008 and making allowance for the uncertainties surrounding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace and the potential for competition to enter the marketplace. As of November 30, 2007, we concluded that it was more likely than not that approximately $6,075,000 of such assets would be realized. As of August 31, 2008, we have concluded that it is more likely than not that approximately $2,409,000 of such assets will be realized.
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

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2008
          During the first nine months of fiscal 2008, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 37 percent as a result of certain additional state tax expenses recorded in the first quarter. We expect our effective tax rate for fiscal 2008 to approximate 36 percent.
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
August 31, 2008
Expected Maturity Dates By Fiscal Year

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Investments:

Marketable Securities and Long-term Investments:
Fixed Rate ($)	3,996,915	—	4,001,103	3,000,000	13,992,008	—	24,990,026	25,028,728
Average interest rate	5.25%	N/A	4.72%	5.00%	5.11%	N/A	5.06%
          During the first quarter of fiscal 2008, two of our bonds matured for approximately $11,000,000 and two of our bonds that were due to mature in 2010 and 2011 were called for approximately $8,000,000 and the proceeds have not been reinvested as of August 31, 2008. During the second quarter of fiscal 2008, one of our bonds that was due to mature in 2012 was called for approximately $4,000,000 and the proceeds have not been reinvested as of August 31, 2008. During the third quarter of fiscal 2008, one of our bonds matured for approximately $4,000,000 and the proceeds have not been reinvested as of August 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES
          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of August 31, 2008 and any change in our internal control over financial reporting that occurred during our third fiscal quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers has concluded that these controls and procedures are effective as of August 31, 2008. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our third fiscal quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table provides information with respect to any purchase made by or on behalf of us or any affiliated purchaser of our common shares for each month during our third quarter ended August 31, 2008:

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

June 1-30, 2008	422,300	19.94	422,300	2,311,125
July 1-31, 2008	173,800	21.64	173,800	13,550,580
August 1-31, 2008	—	—	—	13,550,580

Total	596,100	20.44	596,100

          On April 3, 2008, we publicly announced that our Board of Directors authorized the repurchase of up to $15 million of our common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions. The prices, timing and amount of, and purposes for, any purchases will be determined by management. On May 9, 2008, we publicly announced that our Board of Directors approved an increase in the limit on the share repurchase program and authorized the repurchase of up to an additional $15 million of our common shares, and on July 1, 2008, we publicly announced that our Board of Directors approved an increase in the limit on the share repurchase program and authorized the repurchase of up to an additional $15 million of our common shares, for a total of $45 million of our common shares under the repurchase program. During the first nine months of fiscal 2008, we repurchased 1,805,129 common shares at an average price of $17.42 per share and an aggregate cost of $31,449,420. All of the shares shown in the table above were purchased by us in open-market transactions pursuant to this publicly-announced share repurchase program. The program does not have an expiration date, except upon purchase of the maximum authorized dollar amount of our common shares.

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

Somanetics Corporation (Registrant)
Date: September 30, 2008	By:	/s/ William M. Iacona
William M. Iacona
Vice President and Chief Financial Officer, Controller and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.