Form 10-K
period 2008-11-30
SOMANETICS CORP
filed 2009-02-11
CIK 704328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑.
     The aggregate market value of the common shares held by non-affiliates of the registrant as of May 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price as reported by NASDAQ on such date, was approximately $212,074,000.
The number of the registrant’s common shares outstanding as of February 11, 2009 was 12,042,662.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders, scheduled to be held April 23, 2009, are incorporated by reference in Part III, if the Proxy Statement is filed no later than March 30, 2009.

SOMANETICS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2008

PART I
ITEM 1. BUSINESS
Overview
          We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that continuously measures changes in the blood oxygen levels in the brain and elsewhere in the body in tissues beneath the sensor in patients with or at risk for restricted blood flow. The brain is the organ least tolerant of oxygen deprivation. Without sufficient oxygen, brain damage may occur within minutes, which can result in paralysis, other disabilities or death. Brain oxygen information, therefore, is important, especially in surgical procedures requiring general anesthesia and in other critical care situations with a high risk of the brain getting less oxygen than it needs. The INVOS System consists of a portable monitoring system, including proprietary technology, which is used with multiple single-use disposable sensors, called SomaSensors or OxyAlert sensors. During our fiscal year ended November 30, 2008, net revenues from disposable sensors comprised approximately 72 percent of our net revenues. As of November 30, 2008, we had an installed base of 2,523 INVOS System monitors in the United States in 714 hospitals, and during fiscal 2008 we sold 424,647 sensors worldwide.
          Clinical studies have shown that using the INVOS System to monitor and provide information to help manage the regional brain blood oxygen saturation of patients is associated with significantly fewer incidences of major organ dysfunction, which can significantly improve patient outcomes and reduce hospital costs. During fiscal 2004, the results of the first prospective, randomized, blinded intervention trial were presented, and the results were published in the January 2007 issue of a peer-reviewed anesthesia journal. The study showed that when the INVOS System was used to monitor and provide information to help manage the regional brain blood oxygen saturation of coronary artery bypass surgery patients, the occurrence of major organ morbidity or mortality was reduced from 11 percent to three percent and patients with major organ morbidity or mortality have significantly longer length of stay in the intensive care unit, or ICU, than those without. Additionally, in 2004, the results of a large retrospective review showed a statistically significant greater than 50 percent reduction (2.01 percent versus 0.97 percent) in the incidence of permanent stroke when information from the INVOS System was used to help manage brain blood oxygen saturation of cardiac surgery patients. The results also showed a reduced length of hospital stay and reduced incidence of prolonged ventilation when the INVOS System was used.
          Our INVOS System has U.S. Food and Drug Administration, or FDA, clearance in the United States for use on adults, children and infants. We target the sale of the INVOS System for use in surgical procedures and other critical care situations with a high risk of oxygen imbalances. We initially focused our marketing efforts primarily on adult and pediatric cardiac surgeries and carotid artery surgeries. In the first quarter of fiscal 2005, we initiated selling and marketing efforts for the INVOS System in the pediatric ICU. We are currently expanding the use of our INVOS System in the pediatric and neonatal ICU’s with the launch of our smaller sensor in the first half of fiscal 2008. Some of our potential future markets may include other major surgeries involving high risk patients. While our initial focus has been commercializing the INVOS System to measure blood oxygen saturation changes in the brain, many clinicians in the pediatric and neonatal ICU use the INVOS System to assess changes in oxygen saturation in regions of the body other than the brain in addition to cerebral oxygen saturation. In November 2005, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in somatic tissue blood oxygen saturation in regions of the body other than the brain in patients with or at risk for restricted blood flow. In May 2008, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in blood oxygen saturation in any tissues beneath the sensor, not limited to brain and somatic tissue, in any individual. Our four-channel cerebral and somatic INVOS System monitor, which we launched in the second quarter of 2006, can display information from four disposable sensors. This feature allows for the simultaneous monitoring of changes in blood oxygen saturation in tissues beneath the sensor in four different places in the body in patients with or at risk for restricted blood flow.
          We are sponsoring and evaluating sponsorship of clinical trials which may allow us to more actively target the sale of the INVOS System for use in high risk patient populations. There are also numerous other independent clinical studies evaluating the use of the INVOS System.

          In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a technology development company, for approximately $2,000,000 in cash plus the assumption of specified liabilities. ICU Data Systems has developed a patented technology that integrates data from a broad array of hospital bedside devices, such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. We plan to further develop and launch our newly-acquired data integration technology as a stand-alone device in mid-2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. To support the addition of the derived parameter features to the system, we will pursue a new FDA 510(k) clearance in 2009. In addition, we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product for launch expected in the second half of 2010. We also plan to pursue a new FDA 510(k) clearance for this integrated device in 2010.
          We sell the INVOS System through a direct sales team in the United States, consisting of salespersons and clinical specialists, the size of which has increased from 44 persons at the end of fiscal 2006 to 55 persons at the end of fiscal 2008, and two independent sales representative firms. The direct sales team will also be expected to sell our integrated data device. Outside the United States, we market the INVOS System through independent distributors, including Covidien, formerly Tyco Healthcare, in Europe, Canada, the Middle East and South Africa, and Edwards Lifesciences Ltd. in Japan. We expect to increase the size of our U.S. direct sales team in fiscal 2009 and are planning to hire direct salespersons and clinical specialists in Europe to support Covidien and sell our integrated data device. Our net revenues have increased from $28.7 million in the fiscal year ended November 2006 to $47.5 million in fiscal 2008, representing a compounded annual growth rate of 28.6 percent. As a percentage of net revenues, our gross margin decreased from 88 percent in fiscal 2006 to 87 percent in fiscal 2008.
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
          Somanetics®, INVOS®, SomaSensor®, Window to the Brain®, Reflecting the Color of Life®, Enlightening Medicine®, CorRestore®, OxyAlert®, OxyAlert NIRSensor®, and iCuro® are our United States registered trademarks. Each of the other trademarks, trade names or service marks appearing in this report is either pending registration or belongs to its respective holder.
Industry
     Market Opportunity
          We believe that in the United States in 2008 there were approximately five million surgeries involving elderly patients who, due to the type of surgery, age of the patient or other factors, have a higher risk of developing post-operative complications. Such surgeries include cardiac surgeries, carotid surgeries and other major general surgeries involving elderly patients. In addition, we believe that there are other patient populations, such as non-elderly adult, pediatric and neonatal patients, undergoing major surgeries and patients undergoing ICU treatment or in other critical care situations that face a high risk of tissue oxygen imbalances.
          Hospitals in the United States have economic incentives to control health care costs. They often receive a fixed fee from Medicare, managed care organizations and private insurers based on the disease diagnosed, rather than on the services actually performed. Therefore, hospitals are increasingly focused on avoiding unexpected costs, such as those associated with increased hospital stays of patients with brain or other organ damage or other adverse outcomes following surgery or ICU treatment. The costs to the health care system associated with adverse surgical and ICU outcomes and lengthened hospital stays can be significant. In addition, lack of immediate knowledge about blood oxygen levels in areas such as the brain or other tissues can result in unnecessary medical treatments and associated costs. With the increasing focus by hospitals on avoiding unexpected costs, especially in the operating room, ICU and other critical care areas, we believe that there are significant incentives to evaluate and adopt new monitoring technologies which could provide information to improve patient care and reduce costs.

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
Our Solution
          Our INVOS System is a non-invasive patient monitoring system that provides continuous information about changes in blood oxygen saturation levels. We believe that our INVOS System addresses the market’s need for a solution that is non-invasive, continuous, immediate, effective and easy to use. The INVOS System, which is predominantly used in hospital critical care areas such as operating rooms and ICUs, consists of a portable monitoring system, including proprietary technology, which is used with multiple single-use disposable sensors. For multi-channel cerebral monitoring, disposable sensors are placed on both sides of a patient’s forehead and are connected to the monitor. The INVOS System uses our proprietary technology to analyze information received from the disposable sensors and provides a continuous digital and trend display of an index of the blood oxygen saturation in the area of the body under the sensors. Our four-channel cerebral and somatic INVOS System monitor, which we launched in the second quarter of 2006, can display information from four disposable sensors. This feature allows for the simultaneous monitoring of changes in blood oxygen saturation in tissues beneath the sensor in four different places in the body in patients with or at risk for restricted blood flow.

          Surgeons, anesthesiologists, pediatric and neonatal ICU physicians, and other medical professionals can use the information provided by the INVOS System, in conjunction with other available information, to identify brain and other tissue oxygen imbalances and take necessary corrective action, potentially improving patient outcomes and reducing the costs of care. Once the cause of a cerebral or other tissue oxygen imbalance is identified and therapy is initiated, the INVOS System provides immediate feedback regarding the adequacy of the selected therapy. It can also provide medical professionals with an additional level of assurance when they make decisions regarding the need for therapy.
          Unlike some existing monitoring methods, the INVOS System functions even when the patient is unconscious, lacks a strong peripheral pulse or has suppressed neural activity. The measurement made by the INVOS System is dominated by information from the blood in the veins, where the balance of oxygen supply and demand can be more effectively assessed. Therefore, it responds to the changes in factors that affect the balance between oxygen supply and demand, including changes in arterial oxygen saturation, blood flow, hemoglobin concentration and oxygen consumption. The INVOS System responds to global changes in brain or other tissue oxygen levels and to events that affect oxygen levels in the region beneath the sensor.
          The following table summarizes some of the principal features and related benefits of the INVOS System:

Features	Benefits
Non-invasive	• Reduced risk to patients and medical professionals
• Consistent with market trend toward less invasive medical procedures
Continuous Information	• Immediate information regarding oxygen imbalances to help guide therapeutic interventions
• Trend information, rather than at a single point in time
4-Channel Monitoring	• Simultaneous cerebral and other tissue monitoring
• Provides more data points to help manage patient care
Cost-Effective	• Low cost relative to traditional brain monitoring methods
• Small portion of the total cost of the procedures in which it is used
• Information can potentially improve patient outcomes and reduce the overall cost of care
Easy to Use	• Does not require a dedicated technician to operate or interpret
• Automatic sensor calibration
• Simple user interface and controls
Effective in Difficult Circumstances
•     Provides information when the patient is unconscious, lacks a strong peripheral pulse or has suppressed neural activity, specifically during cardiac arrest, hypothermia, hypertension, hypotension and hypovolemia

Portable/Compatible	• Placed at patient’s bedside
• Lightweight
• Can be integrated or interfaced with existing multi-modality systems
ICU Data Systems, Inc.
          In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc. ICU Data Systems has developed a patented technology that integrates data from a broad array of hospital bedside devices, such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. The data integration technology allows customized presentation of data from various bedside devices for comparison on the same display and on the same timeline. The device can also calculate and display derived parameters, or calculated parameters based on the combination of two or more discrete parameters. In addition, the device can produce user-defined, automated event marks and alerts. All resulting information can be stored for inclusion in the patient record and clinical research.

We plan to further develop and launch our newly-acquired data integration technology as a stand-alone device in mid-2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. To support the addition of the derived parameter features to the system, we will pursue a new FDA 510(k) clearance in 2009. In addition, we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product for launch expected in the second half of 2010. We also plan to pursue a new FDA 510(k) clearance for this integrated device in 2010.
Business Strategy
          Our objective is to establish the INVOS System as a standard of care in surgical procedures requiring general anesthesia and in other critical care situations. Key elements of our strategy include to:
•	Target Surgical Procedures and Other Critical Care Situations with a High Risk of Oxygen Imbalances. We target surgical procedures and other critical care situations with a high risk of oxygen imbalances. Some of our current and potential future markets include cardiac surgeries, carotid artery surgeries, pediatric and neonatal ICU applications and other major surgeries involving high risk patients. We believe that the medical professionals involved in these surgeries and ICU treatments are most aware of the risks of brain and other damage resulting from oxygen imbalances. Therefore, we believe that it will be easier to demonstrate the clinical importance of the information provided by the INVOS System to these professionals and potentially gain market acceptance for our products in connection with these surgeries and ICU treatments.

•	Sponsor Clinical Studies to Promote Expanded Acceptance of the INVOS System. We believe that our INVOS System has been evaluated in over 600 presentations, study abstracts and published papers. During the second quarter of fiscal 2004, results of both the first prospective, randomized clinical trial and a larger retrospective review evaluating the INVOS System were presented, which we believe have contributed to the INVOS System gaining further market penetration. In addition, in January 2007 the results of the first prospective, randomized clinical trial mentioned above were published in a peer-reviewed anesthesia journal. We plan to sponsor clinical studies using the INVOS System to demonstrate its benefits. We are also sponsoring and evaluating sponsorship of other clinical trials which may allow us to more actively target the sale of the INVOS System for use in other high risk patient populations. We use the results of clinical studies to help convince the medical community of the clinical importance of the information provided by the INVOS System. We also sponsor peer-to-peer educational opportunities and promote use of the INVOS System in regional centers of influence that we believe will influence its adoption by others. In early 2008, The Society of Thoracic Surgeons began collecting cerebral oximetry information as part of its STS Adult Cardiac Surgery Database, which is used to develop practice standards intended to improve qualify and safety.

•	Invest in Sales and Marketing Activities. We continue to increase our investment in our distribution network consisting of our direct sales employees, independent sales representative firms and distributors. We sell the INVOS System through a direct sales team in the United States, the size of which has increased from 44 persons at the end of fiscal 2006 to 55 persons at the end of fiscal 2008, and two independent sales representative firms. The direct sales team will also be expected to sell our integrated data device. We expect to increase the size of our U.S. direct sales team in fiscal 2009 and are planning to hire direct salespersons and clinical specialists in Europe to support Covidien. We participate in trade shows and medical conferences, ongoing peer-to-peer educational programs and targeted public relations opportunities.

•	Interface and Integrate Our Technology into Other Manufacturers’ Multi-Modality Systems. There are many existing monitoring systems in the operating room and the ICU. We would like to interface with these monitors. We have interfaced the INVOS System with the Philips Medical Systems’ VueLink System to provide data, alarm events and status messages from the INVOS System on any monitor that accepts the VueLink module, a multi-parameter monitor. This enables oximetry data from our INVOS System to be displayed on the VueLink screen and integrated with other vital patient information. We plan to support the interface and integration of our INVOS System technology with other medical device manufacturers to expand the installed base of INVOS System monitors and increase the demand for our sensors. We expect that such arrangements will provide another distribution channel for our INVOS System. We plan to further develop and launch our newly-acquired data integration technology as a stand-alone device in mid-2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. In addition, we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product for launch expected in the second half of 2010. We also plan to pursue a new FDA 510(k) clearance for this integrated device in 2010.

•	Develop Additional Applications and Markets for the INVOS System. We have developed a smaller sensor for use with infants, and are making other advances to the design and performance features of the INVOS System, including the disposable sensor. We are also evaluating additional potential market segments for our INVOS System, such as use in other major surgeries, in the adult ICU, and for applications of the technology to monitor other tissues. We are also exploring several novel near-infrared spectroscopy and imaging technologies and products under a Contract Development Agreement with Shirley Research Corporation. See “NeuroPhysics Corporation and Shirley Research Corporation” below. Pursuit of some of these potential market segments may require additional FDA clearance. We believe that these natural extensions of our technology will increase our market potential without the more significant risks and costs associated with developing entirely new products.
The INVOS System
     Components of the INVOS System
          The INVOS System consists of a portable monitoring system, including proprietary technology, which is used with multiple single-use disposable sensors.
•	Monitor. Our oximeter is a portable monitor that uses our proprietary technology to analyze information received from the disposable sensors. It provides a continuous digital and trend display of an index of the oxygen saturation in the region of the body under the sensors. The monitor includes menus for users to set high and low audible alarms, customize the display and retrieve data. Single-function keys allow users to silence alarms, mark important events, store data for up to 28 surgical procedures, and retrieve data by USB storage device or through a direct link to a computer. Our four-channel cerebral and somatic INVOS System monitor, which we launched in the second quarter of 2006, measures approximately 11 inches wide, 9 inches high, and 7 inches deep and weighs approximately 11 pounds. We provide a one-year warranty on the monitor. As of November 30, 2008, we had an installed base of 2,523 INVOS System monitors in the United States in 714 hospitals.

•	Disposable sensors. Each single-use disposable sensor contains a light source and two light detectors. For multi-channel cerebral monitoring, disposable sensors are placed on both sides of a patient’s forehead and are connected to the monitor, which allows for monitoring both sides of the brain. Our four-channel cerebral and somatic INVOS System monitor, which we launched in the second quarter of 2006, can display information from four sensors. This feature allows for the simultaneous monitoring of changes in blood oxygen saturation in tissues beneath the sensors in four different places in the body in patients with or at risk for restricted blood flow. The number of sensors used depends on the application. The INVOS System is being used to monitor simultaneously the brain and other tissue initially for patients in the pediatric and neonatal ICU and for monitoring other, non-brain tissue alone, and we expect that it will later also be used on adults for other, non-brain tissue. The disposable sensors contain information that is processed by the INVOS System allowing it to automatically calibrate each sensor. During our fiscal year ended November 30, 2008, net revenues from our disposable sensors comprised approximately 72 percent of our net revenues. During fiscal 2008 we sold 424,647 sensors worldwide.
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
          We have developed a method of reducing extraneous spectroscopic data caused by surrounding bone, muscle and other tissue. This method, which is embedded in our INVOS System, allows us to gather information about portions of the body that previously could not be analyzed using traditional optical spectroscopy. The INVOS System measurement is made by our disposable sensors transmitting low-intensity visible and near-infrared light through a portion of the body and detecting the manner in which the molecules of the exposed substance interact with light at specific wavelengths.
          Each single-use disposable sensor contains a light source and two light detectors. The dual detector design of the sensor enables us to measure scattered light intensities from the intermediate tissues of skin, muscle and bone in a separate process. While both detectors receive similar information about the tissue between the sensor and the area under examination, the detector further from the light source detects light that has penetrated deeper into the body, and, therefore, receives more information specific to the brain or other tissue under examination than does the detector closer to the light source. By comparing the two measurements, our INVOS technology is able to suppress the influence of the tissues between the sensor and the brain or other tissue under examination to provide a measurement of changes in brain or other tissue blood oxygen saturation.
     Applications and Market Segments
          We target the sale of the INVOS System for use in surgical procedures and other critical care situations with a high risk of oxygen imbalances. We believe that our INVOS System has applications for cerebral and other tissue monitoring in the following key market segments:
•	Cardiac and Carotid Artery Surgery. Until the first quarter of fiscal 2005, we focused our marketing efforts primarily on cardiac and carotid artery surgeries. We believed it would be easier to demonstrate clinical importance of the information provided by the INVOS System and potentially gain market acceptance for our products in connection with these surgeries. Moreover, much of the earliest clinical data regarding the use of the INVOS System involved these surgeries. In September 2000, we received 510(k) clearance from the FDA to market the model 5100 INVOS System in the United States. Unlike earlier models, the model 5100 INVOS System has the added capability of being able to monitor pediatric patients. After receiving this clearance, we expanded our marketing efforts to include pediatric cardiac surgeries.

•	Pediatric and Neonatal ICU. In the first quarter of fiscal 2005, we initiated selling and marketing efforts for the INVOS System in the pediatric ICU. We are currently expanding the use of our INVOS System in the pediatric and neonatal ICU’s with the launch of our smaller sensor in the first half of fiscal 2008. Our four-channel cerebral and somatic INVOS System monitor, which we launched in the second quarter of 2006, can display information from four disposable sensors. This feature allows for the simultaneous monitoring of changes in blood oxygen saturation in tissues beneath the sensor in four different places in the body in patients with or at risk for restricted blood flow. The INVOS System is being used to monitor simultaneously the brain and other tissue initially for patients in the pediatric and neonatal ICU.

•	Other Applications. We are also sponsoring and evaluating sponsorship of other clinical trials which may allow us to more actively target the sale of the INVOS System for use in other high risk patient populations. If the results of these trials are positive, following completion of these trials and publication of the results, we intend to target the sale of the INVOS System for use on high risk patients undergoing major surgeries. We are also evaluating additional potential market segments for our INVOS System, such as use in other major surgeries, in the adult ICU, and for applications of the technology in other tissues in the body.
     In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a technology development company. See “ICU Data Systems, Inc.” above. ICU Data Systems, Inc. has developed a patented technology that integrates data from a broad array of hospital bedside devices, such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. We plan to further develop the newly-acquired data integration technology and launch a stand-alone device in mid-2009. In addition, we expect to invest in research and development to combine the ICU Data Systems and INVOS System technologies in a single product for launch expected in the second half of 2010. We believe that the markets for this data integration device are similar to the markets we are pursuing for the INVOS technology described above.
     We are also exploring several novel near-infrared spectroscopy and imaging technologies and products under a Contract Development Agreement with Shirley Research Corporation. See “NeuroPhysics Corporation and Shirley Research Corporation” below. Pursuit of some of these potential market segments may require additional FDA clearance.
Clinical Development
          We believe that favorable peer-reviewed publication is a key element to the INVOS System’s success. Accordingly, we support clinical research programs with third-party clinicians and researchers intended to demonstrate the need for the INVOS System and the clinical importance of the information it provides with the specific objective of publishing the results in peer-reviewed journals. The research includes studies comparing patients managed using information provided by the INVOS System with other patients, based on measures of patient outcome and hospital costs, including patient length of stay, length of time on the ventilator, cognitive dysfunction and incidence of stroke. In addition to the studies described below, we believe that our INVOS System has been evaluated in over 600 presentations, study abstracts and published papers. During the second quarter of fiscal 2004, results of the studies described below were presented, which we believe have contributed to the INVOS System gaining further market penetration. In addition, in January 2007 the results of the first prospective, randomized clinical trial mentioned below were published in a peer-reviewed anesthesia journal.
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
     Other Future Studies
          We are sponsoring and evaluating sponsoring other clinical trials which may allow us to more actively target the sale of the INVOS System for use in other high risk patient populations. In addition, in early 2008, The Society of Thoracic Surgeons began collecting cerebral oximetry information as part of its STS Adult Cardiac Surgery Database, which is used to develop practice standards intended to improve qualify and safety.
Marketing, Sales and Distribution
     Marketing
          We market the INVOS System primarily to cardiac and vascular surgeons, anesthesiologists, pediatric and neonatal ICU physicians, and other medical professionals. We believe that these specialists are the medical professionals most aware of the risks of brain and other damage resulting from oxygen imbalances. We believe that the data integration technology will be marketed to the same specialists and medical professionals as our INVOS technology.
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

     Sales and Distribution
          We sell the INVOS System through a direct sales team in the United States, the size of which has increased from 44 persons at the end of fiscal 2006 to 55 persons at the end of fiscal 2008, and two independent sales representative firms. The direct sales team will also be expected to sell our integrated data device. We expect to increase the size of our U.S. direct sales team in fiscal 2009. We believe the selling cycle for the INVOS System is approximately six to nine months, although given the current economic downturn in the United States and abroad, we believe that the sales cycle could be lengthened significantly.
          Outside the United States, we have distribution agreements with independent distributors covering 64 countries for the INVOS System. Our distributors for the INVOS System include Covidien, formerly Tyco Healthcare, in Europe, the Middle East, South Africa and Canada, and Edwards Lifesciences Ltd., formerly Baxter Limited, in Japan. We are planning to hire direct salespersons and clinical specialists in Europe to support Covidien and to sell our integrated data device. We also have two international sales consultants. For fiscal 2008, 20 percent of our net revenues were represented by international sales.
          We offer a no capital cost sales program in the United States whereby we ship the INVOS System monitor to the customer at no charge. It has been our experience that many hospitals in the United States prefer to use this method to acquire INVOS System monitors.
          We did not have any backlog of firm orders as of January 10, 2009 or as of January 10, 2008. We generally do not have a backlog of firm orders because we generally ship product upon receipt of a customer order.
          For a description of sales to major customers, see Note 9 of Notes to Financial Statements included in Item 8 of this report. Covidien, formerly Tyco Healthcare, was our largest customer in fiscal 2008, 2007 and 2006. We are dependent on our sales to Covidien and Edwards Lifesciences, and the loss of either of them as a customer would have an adverse effect on our business, financial condition and results of operations in the near-term, until such time as they could be replaced as our distributor in the respective market.
          Our international sales were $9,420,472 for the fiscal year ended November 30, 2008, $7,024,902 for the fiscal year ended November 30, 2007 and $5,424,536 for the fiscal year ended November 30, 2006, including approximately $6,698,000 in fiscal 2008, $5,043,000 in fiscal 2007 and $4,211,000 in fiscal 2006 to Covidien, our distributor in Europe, the Middle East, South Africa and Canada, and approximately $2,118,000 in fiscal 2008, $1,431,000 in fiscal 2007 and $910,000 in fiscal 2006 to Edwards Lifesciences Ltd., our distributor in Japan. See Note 9 of Notes to Financial Statements. For a description of the breakdown of sales between INVOS System monitors and sensors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Item 7 of this report.
Research and Development
          Our research and development activities are conducted internally by a staff consisting of 15 employees. We have developed a smaller sensor for use with infants and are making other advances to the design and performance features of the INVOS System, including the disposable sensor. We are also working to interface our INVOS System with multi-functional monitors provided by other manufacturers. We also plan to further develop our newly-acquired data integration technology as a stand-alone device. In addition, we plan to combine the ICU Data Systems and INVOS System technologies in a single product for launch in the second half of 2010. Our research, development and engineering expenditures were $1,259,227 during fiscal 2008, $668,815 during fiscal 2007 and $1,582,521 during fiscal 2006. We expect our research, development and engineering expenses to increase in fiscal 2009 primarily as a result of development costs associated with the acquired ICU Data Systems, Inc. technology, development costs associated with advances to the design and performance features of the INVOS System, including the disposable sensor, development costs associated with our Contract Development Agreement with Shirley Research Corporation, and the hiring of additional research and development personnel.

     NeuroPhysics Corporation and Shirley Research Corporation
          We entered into a Contract Development and Exclusive Licensing Agreement with NeuroPhysics Corporation as of September 18, 2006. The agreement provided us with feasibility research, contract development and consulting services and certain ownership and licensing rights, subject to the rights of the United States Federal government, to intellectual property and technical knowledge associated with several novel near-infrared spectroscopy, or “NIRS”, and imaging technologies and products under development at NeuroPhysics. We paid an initial license fee of $1,000,000. We terminated this agreement in February 2009, except for various provisions regarding our ownership of the technology related to the potential new products. In February 2009, we entered into a similar agreement with Shirley Research Corporation and Hugh F. Stoddart and Hugh A. Stoddart, formerly of NeuroPhysics Corporation, and have agreed to pay monthly development and consulting fees of $15,000 a month during the term of the agreement and a royalty on future sales of the new products.
          Shirley Research Corporation is in the early stage of feasibility research and development of several NIRS-based technologies and products, including a novel approach to depth resolved NIRS measurements. In addition to this NIRS-based, depth-resolved technology, products that may be developed under the agreement include (1) a fetal cerebral oximetry system, (2) a monitor for measuring oxygen saturation in deep tissues for assessing hemorrhagic shock, (3) devices to assess tumors or swelling containing blood, including in the brain of head trauma victims and neonates with intra-ventricular hemorrhage, (4) a continuous and non-invasive blood gas monitor, and (5) a new imaging concept intended to improve resolution and expand the applicability of endoscopes. We may terminate any or all of the projects under this agreement at any time. We might not be able to develop these technologies or products into commercially viable products, and competitors might develop and market similar products before we do.
Manufacturing
          We assemble the INVOS System and intend to assemble our data integration device in our facilities in Troy, Michigan, from components purchased from outside suppliers. We assemble the INVOS System to control its quality and costs and to permit us to make changes to the INVOS System faster than we could if third parties assembled it. Although we believe that most components are generally available from several potential suppliers, we depend on one supplier for one of our components. We are not aware of any validated alternative supplier for this component, although we are currently in the process of evaluating a second source of supply and are carrying approximately a six-month supply of this component. Moreover, we typically use one supplier for custom-designed components, including the unit enclosure, the printed circuit boards, other mechanical components and the disposable sensor. We are currently dependent on one manufacturer of the sensor and another component of the INVOS System, and we believe that it would require approximately four to five months to change sensor suppliers. We do not currently intend to manufacture on a commercial scale the disposable sensor or the components of the INVOS System.
          We received ISO 13485 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to continue to market our INVOS System and disposable sensor in the European Economic Community. Our most recent ISO 13485 compliance surveillance audit occurred in June 2008.
Competition
          We believe that the markets for cerebral and somatic oximetry products may become highly competitive. In the United States, we believe there is currently only two other companies with FDA clearance to sell a cerebral oximeter. In December 2005, one U.S. competitor announced that it received 510(k) clearance to market a cerebral oximeter, and they began sales of their product during 2007. Outside the United States, several Japanese manufacturers offer competitive products for sale in that country and primarily for research in other parts of the world, but, to our knowledge, none has pursued FDA clearance to market its product in the United States. We are aware that several companies and individuals are engaged in the research and development of non-invasive cerebral oximeters, and we believe that there are several other potential entrants into the market. Other companies have FDA clearance to market somatic oximeters in the United States. Competition might cause our sales cycle to lengthen to the extent that customers take longer to make purchasing decisions. Competition might also reduce our gross margins and market share and prevent us from achieving further market penetration. Competitors might be more successful than we are in obtaining FDA clearance with broader claims in their labeling or more successful than we are in manufacturing and marketing their products and may be able to take advantage of the significant time and effort we have invested to gain medical acceptance of cerebral oximetry.
          We also compete with numerous medical equipment companies and medical device integration companies for the portions of hospital budgets allocated to capital equipment and for the limited amount of space on a patient’s forehead for sensors. The medical products industry is characterized by extensive research and development and intense competition in an increasingly cost-conscious environment. Some of these potential competitors have well-established reputations, customer relationships and marketing, distribution and service networks. Some of them have substantially longer histories in the medical products industry, larger product lines and greater financial, technical, manufacturing, research and development and management resources than we do. Many of these potential competitors have long-term product supply relationships with our potential customers. These potential competitors might be able to use their resources, reputations and ability to leverage existing customer relationships to give them a competitive advantage over us, including in securing forehead sensor space for their products and dollars from hospital capital equipment budgets to purchase their products. They might also succeed in developing products that are at least as reliable and effective as our products, that make additional measurements, that are less costly than our products or that provide alternatives to our products. Competitors might be more successful than we are in manufacturing and marketing their products and may be able to take advantage of the significant time and effort we have invested to gain medical acceptance of cerebral oximetry.
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
          In September 2003, we were issued a new patent by the United States Patent and Trademark Office covering, among other things, the application of non-invasive, near-infrared spectroscopy to measure continuously and substantially concurrently a blood metabolite (such as oxygen saturation) in at least two separate internal regions of the brain. This patent is now the subject of a reissue proceeding in the United States Patent and Trademark Office. We requested the reissuance of this patent because we believe that we are entitled to broader claims than those that were originally issued. A competitor has requested re-examination of this patent, and the reissuance and re-examination proceedings have been combined. The outcome of the reissue and re-examination proceeding cannot be predicted, and the claims which ultimately issue may be broader in scope than the original claims, they may be narrower in scope than the original claims, they may be the same in scope as the original claims or they may be rejected. The corresponding Australian patent for “Multi-Channel, Noninvasive, Tissue Oximeter” issued in December 2003, will expire in October 2019. This patent is pending in other markets outside the United States. We believe the inventions covered in this patent are important to providing a high quality cerebral oximeter in the clinical setting.
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
          In addition to our patent rights, we have obtained United States Trademark registrations for our trademarks “SOMANETICS,” “INVOS,” “SOMASENSOR,” “WINDOW TO THE BRAIN,” “REFLECTING THE COLOR OF LIFE,” “ENLIGHTENING MEDICINE,” “CORRESTORE,” “OXYALERT,” “OXYALERT NIRSENSOR,” and “ICURO.” United States Trademark applications for “AUC” and “AREA UNDER THE CURVE” have been allowed and United States Trademark applications for “SCR,” “SCR” and design, “SOMANETICS ALLIANCE,” and “SOMANETICS ALLIANCE” and design are pending. We have also obtained registrations of our basic mark, “SOMANETICS,” in twelve foreign countries and the European Union and it is pending in two other foreign countries, and have the marks “BRAINSENSOR,” “BRAINSENSOR SOMASENSOR,” “INVOS,” “INVOS” (transliteration), “OXYALERT,” “OXYALERT” (stylized), “OXYALERT” (transliteration), “SOMANETICS” (transliteration), and “SOMASENSOR” registered or pending in other foreign countries.
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
          In addition, ICU Data Systems developed a patented technology that integrates data from a broad array of hospital bedside devices into a single bedside display for comparison, data management and storage. The patent underlying the technology is licensed by us from the University of Florida College of Medicine and Engineering and expires in 2023.
Government Regulation
          Our products are medical devices subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, under the Federal Food, Drug, and Cosmetic Act, or FDCA. FDA regulations govern, among other things, the following activities that we perform:
•	product development;

•	product testing;

•	product manufacturing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion;

•	product sales and distribution; and

•	product event reports and complaint handling.
          Medical devices to be commercially distributed in the U.S. must receive either 510(k) clearance or a Pre Market Approval, or “PMA”, from the FDA pursuant to the FDCA, prior to marketing. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in class III requiring PMA approval.
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
          During the study, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record keeping requirements. Most IDE requirements apply to all investigational devices, whether considered significant or nonsignificant risk. Prior to granting PMA approval and at times 510(k) clearance, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the application for compliance with IDE requirements.
          Postmarket. After a device is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls, field and other remedial actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health, and maintain records of other corrections or removals).
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
          In October 1997, we obtained FDA clearance for an earlier generation INVOS System incorporating advances in our INVOS technology. In September 2000, we received 510(k) clearance from the FDA to market the model 5100 INVOS System in the United States. Unlike earlier models, the model 5100 INVOS System has the added capability of being able to monitor pediatric patients. In November 2005, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in somatic tissue blood oxygen saturation in regions of the body other than the brain in patients with or at risk for restricted blood flow. In May 2008, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in blood oxygen saturation in any tissues beneath the sensor, not limited to brain and somatic tissue, in any individual. Our most recent FDA QSR inspection occurred in May 2007.
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
          Congress has enacted the Medical Device User Fee Modernization Act of 2007 and the Food and Drug Administration Amendment Act of 2007. Among other things, these laws change provisions which permit the assessment of user fees for product approvals and clearances. Given the recent enactment of this law, the effect of the law as it relates to us and our products is still unknown, other than that we will have to pay the FDA to review our 510(k) submissions or our PMA submissions if we make any. We do not currently have any 510(k) submissions pending.
          We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.
Seasonality
          Our business is seasonal. Our fourth quarter has typically been our strongest quarter due to a larger number of patients undergoing procedures using the INVOS System, including sensors, and higher INVOS System monitor revenues associated with hospital budgeting cycles.
Employees
          As of February 6, 2009, we had 115 full-time employees, including 63 in sales and marketing, 15 in research and development, 13 in general and administration and 24 in manufacturing, quality and service. We also employed one part-time individual in general and administration. In addition, we use four contract employees, and we use two consultants. Included in the employee numbers above are three research and development employees and one clinical education employee that became our employees upon our acquisition of ICU Data Systems, Inc.’s assets in November 2008. We believe that our future success is dependent, in large part, on our ability to attract and retain highly qualified managerial, sales, marketing, technical and manufacturing personnel. We expect to add additional sales and marketing and research and development employees in fiscal 2009. Our employees are not represented by a union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.
Insurance
          Because the INVOS System and the data integration device are intended to be used in hospital critical care units with patients who may be seriously ill or may be undergoing dangerous procedures, we might be exposed to serious potential product liability claims. We have obtained product liability insurance with a liability limit of $5,000,000. We also maintain coverage for property damage or loss, general liability, business interruption, travel-accident, directors’ and officers’ liability and workers’ compensation. We do not maintain key-man life insurance.
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
          Since sales of the INVOS System, including disposable sensors, currently account for substantially all of our revenues, our future growth will depend on the degree to which our INVOS System is accepted by hospitals and clinicians in our existing market segments and in new market segments, such as the neonatal ICU, major surgeries involving high risk patients and other applications. There are numerous factors that could adversely impact market acceptance of our INVOS System.
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
          In addition, we compete with numerous medical equipment companies and medical device integration companies for the portions of hospital budgets allocated to capital equipment and for the limited amount of space on a patient’s forehead for sensors. Sales of our INVOS System and data integration device might be limited or delayed because of resistance to major capital equipment expenditures by hospital purchasing committees. Even if we are successful in convincing physicians, other medical professionals and hospital purchasing committees that the INVOS System or data integration device provides valuable benefits, they might be unwilling or unable to commit funds to the purchase of the INVOS System or data integration device due to budgetary constraints. Moreover, even if one or two units are sold to a hospital, we believe that it will take additional time and experience with the INVOS System or data integration device before additional medical professionals in the hospital might be interested in using the INVOS System in other procedures or other areas of the hospital.
          Sales of all of our products might be limited because hospitals might fear that the cost of a new device or product will lower their profits because medical insurers generally fix reimbursement amounts for the procedures in which our products might be used. Moreover, medical professionals may be reluctant to use our INVOS System or data integration device in some new market segments, particularly those involving diagnostic applications, unless they receive reimbursement from medical insurers for using the system. Our INVOS System is not currently cleared by the FDA for use in the diagnosis of disease states. Additionally, the INVOS System or data integration device is not currently approved for separate reimbursement, and we might not be able to obtain reimbursement for these uses of our INVOS System.
          If the INVOS System or data integration device fails to achieve market acceptance in existing or new market segments or if these market segments fail to develop as rapidly as expected, our business, financial condition and results of operations could be adversely affected and our plan to increase our investments in our direct sales team and our research and development team might not produce favorable results.

We are dependent on our international distributors for a substantial portion of our sales, and their failure to sell our products adequately would adversely affect our business.
          We are dependent on our distributors to generate all of our international sales. These independent distributors might fail to commit the necessary resources to market and sell our products to the level of our expectations, especially as significant customer education and long lead times are typically required to market and sell our products successfully. If our distributors fail to market, promote and sell our products adequately, our business, financial condition and results of operations would be adversely affected. We might not be able to engage additional distributors on a timely basis, enter into other third-party marketing arrangements or retain or replace our existing distributors, when required. If we are unable to engage, replace or retain distributors, our ability to market and sell our products internationally could be adversely affected. In addition, if any of our distributor arrangements are terminated or discontinued, we will likely be faced with increased costs as we attempt to replace these arrangements, and the terminated distributors might begin to sell a competitor’s product. Even if we are able to engage new distributors or retain existing ones, they might incur conflicting obligations to sell other companies’ products or they might distribute other products that provide greater revenues to them than are provided by our products.
          Covidien, formerly Tyco Healthcare, our international distributor in Europe, the Middle East, South Africa and Canada for our INVOS System, accounted for 14 percent, 13 percent and 15 percent of our net revenues for fiscal years 2008, 2007 and 2006, respectively, and our current Distribution Agreement with them expires on February 10, 2010. Edwards Lifesciences Ltd., formerly Baxter Limited, is our international distributor in Japan for our INVOS System. The loss of either of these distributors could have an adverse effect on our business, financial condition and results of operations.
The recent global economic crisis has had and may continue to have a negative effect on our business and operations.
          The recent global economic crisis has caused, among other things, lower business spending, which has had and is expected to continue to have a negative effect on our business and results of operations, including an increase in the sales cycle for our products and a reduction in our expected net revenues in fiscal 2009. Many of our customers and suppliers have been affected by the current economic turmoil. Current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which has led and is expected to continue to lead to reduced demand for our products and increased customer payment delays. Further, suppliers may not be able to supply us with needed components on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand or affect our gross margins. The timing and nature of any recovery in the economy remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks.
We currently depend on single-source suppliers for key components of the INVOS System, and the loss of any of these suppliers could harm our ability to manufacture and sell our products, increase the cost of our components or delay our clinical trials.
          We are dependent on various suppliers for manufacturing the components for our INVOS System and data integration device. Although we believe that most components are generally available from several potential suppliers, we depend on one supplier for one of our components. We are not aware of any validated alternative supplier for this component, although we are currently in the process of evaluating a second source of supply. Moreover, we typically use one supplier for custom-designed components, including the unit enclosure, the printed circuit boards, other mechanical components and the disposable sensor. Sensors represented approximately 72 percent of our net revenues in fiscal 2008. Engaging additional or replacing existing suppliers of custom-designed components is costly and time consuming. We estimate that it would require approximately four to five months to change sensor suppliers. We do not intend to maintain significant inventories of components, other than an approximate six-month supply of the one component for which we currently have no alternative supplier. If we fail to obtain custom-designed components from our sole suppliers, if we lose any of our present suppliers and cannot replace them on a timely basis when necessary, if there is an interruption of production at one or more of our suppliers, or if any supplier is otherwise unable or unwilling to meet our requirements at current prices or at all, our ability to manufacture and sell our products would be impaired or we might have to pay higher prices for our components or our clinical trials could be delayed. In addition, because we do not have long-term agreements with our suppliers, we might be subject to unexpected price increases which might adversely affect our profit margins.
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
          We believe that the markets for cerebral and somatic oximetry products and for medical data integration devices may become highly competitive. In the United States, we believe there is currently only two other companies with FDA clearance to sell a cerebral oximeter. In December 2005, one U.S. competitor announced that it received 510(k) clearance to market a cerebral oximeter, and they began sales of their product during 2007. Outside the United States, several Japanese manufacturers offer competitive products for sale in that country and primarily for research in other parts of the world, but, to our knowledge, as of yet, none has pursued FDA clearance to market its product in the United States. We are aware that several companies and individuals are engaged in the research and development of non-invasive cerebral oximeters, and we believe that there are several other potential entrants into the market. Other companies have FDA clearance to market somatic oximeters in the United States. Competition might cause our sales cycle to lengthen to the extent that customers take longer to make purchasing decisions. Competition might also reduce our gross margins and market share and prevent us from achieving further market penetration. Competitors might be more successful than we are in obtaining FDA clearance with broader claims in their labeling or more successful than we are in manufacturing and marketing their products and may be able to take advantage of the significant time and effort we have invested to gain medical acceptance of cerebral oximetry.
          We believe there are numerous competitors in the medical device integration market. Some of these competitors have well-established reputations, customer relationships and marketing, distribution and service networks. Some of them have substantially longer histories in the medical products industry, larger product lines and greater financial, technical, manufacturing, research and development and management resources than we do. Many of these potential competitors have long-term product supply relationships with our potential customers. However, we plan to further develop our newly-acquired data integration technology to include derived parameter features which we believe will differentiate our technology offering.
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
          We have invested substantial resources to develop the INVOS System. We expect to continue to invest resources to develop advances to the design and performance features of the INVOS System, including the disposable sensor, to interface our INVOS System with multi-functional monitors provided by other manufacturers, to further develop our newly-acquired data integration technology as a stand-alone device, and to combine the ICU Data Systems and INVOS System technologies in a single product. New products require extensive testing and regulatory clearance before they can be marketed, and substantial customer education concerning the product’s use, advantages and effectiveness. We might not be able to develop commercially viable products. We might not be able to manage effectively our future growth, and if we fail to do so, our business, financial condition and results of operations would be adversely affected.
Patients might assert product liability claims against us.
          Because we test, market and sell patient monitoring devices, patients might assert product liability claims against us. The INVOS System and the data integration device are used in operating rooms and other critical care hospital units with patients who might be seriously ill or might be undergoing dangerous procedures. On occasion, patients on whom the INVOS System or data integration device is being used may be injured or die as a result of their medical treatment or condition. We might be sued because of such injury or death, and regardless of whether we are ultimately determined to be liable or our products are determined to be defective and a contributing factor in such injury or death, we might incur significant legal expenses not covered by insurance. In addition, product liability litigation could damage our reputation and impair our ability to market our products, regardless of the outcome. Litigation could also impair our ability to retain product liability insurance or make our insurance more expensive. We have product liability insurance with a liability limit of $5,000,000. This insurance is costly and even though it has been obtained, we might not be able to retain it. Even if we are able to retain this insurance, it might not be sufficient to protect us in the event of a major defect in the INVOS System. If we are subject to an uninsured or inadequately insured product liability claim based on the performance of the INVOS System, our business, financial condition and results of operations could be adversely affected.
If we fail to obtain and maintain necessary U.S. Food and Drug Administration clearances for our products and indications or if clearances for future products and indications are delayed or not issued, our business would be harmed.
          Our products are classified as medical devices and are subject to extensive regulation in the United States by the FDA and other federal, state and local authorities. These regulations relate to manufacturing, labeling, sale, promotion, distribution, importing and exporting and shipping of our products. In the United States, before we can market a new medical device, or a new use of, or claim for, an existing product such as the INVOS System or our data integration device, we must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Both of these processes can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to six months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the premarket approval application is submitted to the FDA until an approval is obtained.
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
The FDA might require us to obtain a new clearance to label or promote the INVOS System for specific patient subgroups; if we fail to obtain such clearances, our sales and revenues may be adversely affected.
          Our INVOS System 510(k) clearance states that the prospective clinical value of the INVOS System has not been demonstrated in patients with specific disease states. If we wish to label or promote more actively the INVOS System for specific types of patients, the FDA may require us to obtain a new 510(k) clearance and would likely carefully scrutinize the data support for any such claim. We cannot assure you that the FDA would grant additional 510(k) clearances in a timely fashion, or at all, or that the FDA would not require us to undertake the more burdensome premarket approval process as a prerequisite for marketing the INVOS System with this type of specific claim. Any of the above could delay our ability to market and sell new products or to promote the INVOS System for specific patient subgroups and would thereby have an adverse effect on our business, financial condition and results of operations.
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
          Any modifications to one of our FDA-cleared devices that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or a premarket approval. We may be required to submit extensive pre-clinical and clinical data depending on the nature of the changes. We may not be able to obtain additional 510(k) clearances or premarket approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and operating results. We have made modifications to our devices in the past, such as changes to the disposable sensor, and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. We believe that these changes do not require the submission of a new 510(k) notice. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, to redesign our products or submit new data or information to the FDA. This could harm our operating results.
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
          The decision-making process for our INVOS System customers is often complex and time-consuming. We believe the period between initial discussions with a potential customer and a sale of even one unit is approximately six to nine months. The process can be delayed as a result of hospital capital budgeting procedures. In addition, the process could be delayed significantly as a result of the current economic downturn in the United States and abroad. These delays could have an adverse effect on our business, financial condition and results of operations and cause variability in our operating results from quarter to quarter, which could cause fluctuations in the trading price of our common shares.

Sales employee and clinical specialist employee turnover could have an adverse effect on our business and cause variability in our operating results.
          As we expand the number of our sales employees and clinical specialist employees, and alter our sales territories, we increase the chance of sales employee turnover. We have incurred and expect to continue to incur significant costs to hire and train new qualified sales employees. In addition, the process of replacing sales employees can lengthen our sales cycle. These delays could have an adverse effect on our business, financial condition and results of operations and could cause variability in our operating results from quarter to quarter, which could adversely affect the price of our common shares.
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
          For example, one of our significant patents is the subject of a reissue and re-examination proceeding in the U.S. Patent and Trademark Office. Our reissue application was filed for the sole purpose of seeking to broaden certain claims. A competitor has requested re-examination of this patent, and the reissuance and re-examination proceedings have been combined. We cannot predict the outcome of this proceeding, which may result in some or all of the claims being maintained, broadened, narrowed or rejected.
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
          In the event that we are found to infringe any valid claim in a patent held by a third party, we may, among other things, be required to:
•	pay damages, including up to treble damages and the other party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, importation, use and sale of products that infringe the patent rights of others, including our INVOS System and data integration device, through a court-imposed sanction called an injunction;

•	expend significant resources to redesign our technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible;

•	discontinue manufacturing or other processes incorporating infringing technology; and/or

•	obtain licenses to the infringed intellectual property, which may not be available to us on acceptable terms, or which may not be available at all.
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
          Our future performance depends in significant part on the continued service of our senior management, including Bruce J. Barrett, our President and Chief Executive Officer, and various scientific, technical and manufacturing personnel. Our loss of any of these key personnel could have an adverse effect on us. We do not maintain key-man life insurance on any of our key personnel, and our employment agreement with Mr. Barrett currently expires June 17, 2011. In addition, competition for qualified employees is intense, and if we are unable to attract, retain and motivate additional, highly-skilled employees required for the expansion of our operations, our business, financial condition and results of operations could be adversely affected. We cannot assure you that we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.

Any acquisitions that we make could disrupt our business and harm our financial condition.
          From time to time, we evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. For example, in November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a technology development company, for approximately $2,000,000 in cash plus the assumption of specified liabilities. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. Any acquisition we pursue could diminish our cash otherwise available to us for other uses or be dilutive to our shareholders, and could divert management’s time and resources from our core operations.
We have had limited success in marketing the CorRestore System, which could result in claims against us.
          Since we acquired rights in the CorRestore System in 2000, we have had limited success in marketing the system. The CorRestore System is an alternative method to existing patches also used for cardiac reconstruction and repair that are significantly less expensive and at least one study indicates are effective. There are also alternative methods of treating congestive heart failure. Surgical Ventricular Restoration, or SVR, is in the early stages of its development and will likely require significant clinical studies before it is widely accepted. There are many larger companies in this industry that have significantly larger research and development budgets than ours. Competitors may be able to develop additional or better treatments for congestive heart failure and may be able to take advantage of the significant time and effort we have invested to gain medical acceptance of SVR surgeries.
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
          As of November 30, 2008, we have approximately $69,996,000 of cash, cash equivalents, marketable securities and long-term investments on hand, which provides us with flexibility in implementing our business plans and responding to future business conditions and opportunities. We have broad discretion to determine how to allocate our cash, cash equivalents, marketable securities and investments. If we fail to apply these funds effectively, the failure could result in financial losses that could have a material adverse effect on our business and cause the price of our common shares to decline. We intend to keep sufficient cash, cash equivalents, marketable securities and investments in cash and bank accounts to avoid becoming an inadvertent investment company subject to regulation under the Investment Company Act of 1940. The remaining cash, cash equivalents, marketable securities and investments are expected to be invested in short-term, U.S. government or other investment grade, interest-bearing investments. These restrictions on our investments might limit the income otherwise available from investing these funds, lowering our income and potentially decreasing our earnings and the price of our common shares.
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
          We have never paid cash dividends on our common shares and do not expect to pay dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business or in our share repurchase program. The payment of any future dividends will be determined by the board in light of the conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the board. As a result, capital appreciation, if any, of our common shares will be your sole source of gain for the foreseeable future.
The market price of the common shares might be lower because of shares eligible for future sale and shares reserved for future issuance upon the exercise of options and warrants we have granted.
          Future sales of substantial amounts of common shares in the public market or the perception that such sales could occur could adversely affect the market price of the common shares. Any substantial sale of common shares or even the possibility of such sales occurring may have an adverse effect on the market price of the common shares. As of February 6, 2009, we have outstanding options and warrants to purchase an aggregate of 1,821,187 common shares. We have also reserved up to an additional 358,923 common shares for issuance upon exercises of options or awards of restricted stock or restricted stock units which have not yet been granted or awarded under our stock incentive plans. We have effective registration statements for the shares underlying these options and stock awards. Therefore, except for volume limitations imposed by Securities and Exchange Commission Rule 144 on affiliates, these shares are freely tradable. The market price of our common shares could fall if the holders of these shares sell them or are perceived by the market as intending to sell them.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          Our headquarters, manufacturing facility and warehouse space are located in a single building in Troy, Michigan. We lease approximately 23,000 square feet, approximately 12,000 square feet of which is office space for sales and marketing, engineering, accounting and other administrative activities. Our lease expires on December 31, 2009. The minimum monthly lease payment will be approximately $12,400 for fiscal 2009, excluding other occupancy costs. We believe that this facility is suitable and adequate for our needs now, except that we are exploring opportunities for new or additional facility space because of the growth of our business.
ITEM 3. LEGAL PROCEEDINGS
          We are not a party to any pending legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2008.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
          Our current executive officers and the positions held by them are as follows:

	Executive
Name	Officer Since	Age	Position
Bruce J. Barrett	6/94	49	President and Chief Executive Officer
Arik A. Anderson	01/09	42	Senior Vice President, R&D and Operations
William M. Iacona	12/00	38	Vice President and Chief Financial Officer, Controller, and Treasurer
Dominic J. Spadafore	8/02	49	Senior Vice President, U.S. Sales and Marketing
Mary Ann Victor	1/98	51	Vice President and Chief Administrative Officer and Secretary
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
          Mr. Arik A. Anderson has served as our Senior Vice President, R&D and Operations since January 2009. From October 2007 until January 2009, he served as our Senior Vice President, Research and Development. From July 2005 until joining Somanetics, Mr. Anderson served as Director of Product Development for Delphi Medical Systems, a provider of technology and products to the infusion, respiratory care, vital signs monitoring and power mobility medical device markets. He was in charge of a team of 45 engineers in the US, Mexico, and India who supported existing products and developed next generation products. From April 2004 until July 2005, Mr. Anderson was the President and Chief Executive Officer of Tasso Solutions, a product development and manufacturing consulting firm specializing in helping companies outsource design and manufacturing work. From December 2002 until April 2004, Mr. Anderson was the Vice President of Engineering Services for TriVirix International, a design and manufacturing services company focused specifically on the medical device industry, serving customers such as Johnson & Johnson and Medtronic. In this capacity, Mr. Anderson was in charge of 50 engineers for TriVirix in the U.S. and Europe. Mr. Anderson received a Bachelor of Science degree in Electrical and Computer Engineering from the University of Wisconsin — Madison.
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
          Mr. Dominic J. Spadafore has served as our Senior Vice President, U.S. Sales and Marketing, since December 2007. From August 2002 until December 2007, he served as our Vice President, U.S. Sales and Marketing. Mr. Spadafore previously served, from July 2000 until July 2002, as National Sales and Clinical Director of the Cardiac Assist Division of Datascope Corporation, a medical device company that manufactures and markets healthcare products including medical devices used in high-risk cardiac patients. In this position, Mr. Spadafore supervised approximately 50 sales and clinical personnel and approximately $80 million in domestic revenues. From July 1997 until July 2000, he served as Western Area Manager of the Patient Monitoring Division of Datascope Corporation, and prior to that he held field sales representative and regional manager positions with progressive responsibilities with Datascope Corporation. Earlier in his career Mr. Spadafore was a sales representative with the Upjohn Company, a pharmaceutical manufacturer, and a sales representative with White and White Incorporated, a medical supply distributor. He received a BA degree in pre-medicine from Oakland University. Mr. Spadafore is a party to an employment agreement with us that requires us to elect him to the office he currently holds.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our common shares trade on The NASDAQ Global Market under the trading symbol “SMTS.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common shares as reported by NASDAQ.

	High	Low
Fiscal Year Ended November 30, 2007
First Quarter	$23.63	$18.35
Second Quarter	21.10	17.35
Third Quarter	19.81	16.08
Fourth Quarter	20.59	17.93

Fiscal Year Ended November 30, 2008
First Quarter	$29.53	$19.45
Second Quarter	28.00	10.01
Third Quarter	26.17	16.76
Fourth Quarter	25.21	14.11
          As of February 6, 2009, we had 506 shareholders of record of our common shares.
          We have never paid cash dividends on our common shares and do not expect to pay such dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business or in our share repurchase program. The payment of any future dividends will be determined by the board in light of the conditions then existing, including our financial condition and requirements, future prospects, restrictions in any financing agreements, business conditions and other factors deemed relevant by the board.
Performance Graph
          The following line graph compares for the fiscal years ended November 30, 2004, 2005, 2006, 2007 and 2008 (1) the yearly percentage change in our cumulative total shareholder return (i.e., the change in share price divided by the initial share price, expressed as the resulting value of a $100 investment; we have not paid cash dividends) on our common shares, with (2) the cumulative total return of The Russell 2000 Index and with (3) the cumulative total return on the NASDAQ Medical Devices Index.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG SOMANETICS CORPORATION,
THE RUSSELL 2000 INDEX, AND
NASDAQ MEDICAL DEVICES INDEX**

	2003	2004	2005	2006	2007	2008
Somanetics Corporation	100.00	177.49	395.27	248.08	255.88	224.30
The Russell 2000 Index	100.00	117.26	126.81	148.91	147.16	92.04
NASDAQ Medical Devices Index	100.00	115.59	130.88	135.62	171.17	91.01
Assumes $100 invested on November 30, 2003 in Somanetics Corporation common shares, The Russell 2000 Index and the NASDAQ Medical Devices Index.

*	Total return assumes reinvestment of dividends.

**	Fiscal Year ending November 30.
Unregistered Sales of Equity Securities and Use of Proceeds
          The following table provides information with respect to any purchase made by or on behalf of us or any affiliated purchaser of our common shares for each month during the fourth quarter ended November 30, 2008:

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
September 1-30, 2008	—	—	—	13,550,580
October 1-31, 2008	—	—	—	13,550,580
November 1-30, 2008	—	—	—	13,550,580

Total	0	N/A	0

          On April 3, 2008, we publicly announced that our Board of Directors authorized the repurchase of up to $15 million of our common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions. The prices, timing and amount of, and purposes for, any purchases will be determined by management. On May 9, 2008, we publicly announced that our Board of Directors approved an increase in the limit on the share repurchase program and authorized the repurchase of up to an additional $15 million of our common shares, and on July 1, 2008, we publicly announced that our Board of Directors approved an increase in the limit on the share repurchase program and authorized the repurchase of up to an additional $15 million of our common shares, for a total of $45 million of our common shares under the repurchase program. During the fiscal year 2008, we repurchased 1,805,129 common shares at an average price of $17.42 per share and an aggregate cost of $31,449,420. All of the shares were purchased by us in open-market transactions pursuant to this publicly-announced share repurchase program. The program does not have an expiration date, except upon purchase of the maximum authorized dollar amount of our common shares.

ITEM 6. SELECTED FINANCIAL DATA
          You should read the following selected financial data together with our financial statements and related notes included in Item 8 of this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. We have derived the statement of operations data for the years ended November 30, 2008, 2007 and 2006 and the balance sheet data as of November 30, 2008 and 2007 from our audited financial statements, which are included in Item 8 of this report. We have derived the statement of operations data for the years ended November 30, 2005 and 2004 and the balance sheet data as of November 30, 2006, 2005 and 2004 from our audited financial statements, which are not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended November 30,
	2008 (4)	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$47,455	$38,586	$28,701	$20,509	$12,609
Cost of sales	6,249	4,726	3,566	2,601	2,050

Gross margin	41,206	33,860	25,135	17,908	10,558

Operating expenses:
Research, development and engineering (1)	1,259	669	1,582	526	369
Selling, general and administrative (2)	26,166	22,269	16,485	13,241	8,237

Total operating expenses	27,425	22,938	18,067	13,767	8,606

Operating income	13,781	10,922	7,068	4,141	1,952

Other income:
Interest income	2,630	4,008	2,582	310	55

Total other income	2,630	4,008	2,582	310	55

Income before income taxes	$16,411	$14,930	$9,650	$4,451	$2,007
Income tax (expense) benefit (3)	(5,965)	(5,248)	750	3,300	6,700

Net income	$10,446	$9,682	$10,400	$7,751	$8,707

Net income per common share — basic	$.82	$.73	$.83	$.75	$.89

Net income per common share — diluted	$.76	$.67	$.75	$.66	$.77

Weighted average number of common shares outstanding — basic	12,671	13,213	12,463	10,322	9,780

Weighted average number of common shares outstanding — diluted	13,672	14,384	13,824	11,798	11,323

	As of November 30,
	2008 (4)	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, securities and investments	$69,996	$85,804	$71,571	$13,148	$7,070
Working capital	65,640	62,998	57,968	18,044	9,311
Total assets	87,968	104,984	92,423	29,719	18,785
Total liabilities	3,120	2,819	2,205	1,878	1,232
Accumulated deficit	(6,603)	(17,049)	(26,731)	(37,131)	(44,882)
Total shareholders’ equity	84,848	102,165	90,218	27,841	17,553

(1)	Includes a $1,000,000 expense in fiscal 2006 in connection with our Contract Development and Exclusive Licensing Agreement we entered into with NeuroPhysics Corporation.

(2)	Includes an impairment expense of $929,093 in fiscal 2005 in connection with the write-off of an intangible asset.

(3)	Fiscal 2006, 2005, and 2004 amounts are net of a fourth quarter reversal of a portion of our income tax valuation allowance in the amount of $4,068,613, $4,837,420 and $7,397,345, respectively.

(4)	Fiscal 2008 amounts reflect 1) our acquisition of substantially all of the assets of ICU Data Systems, Inc. in November 2008, and 2) our common share repurchase program. See Notes 2 and 8 of Notes to Financial Statements in Item 8.

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
     Overview
          We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that continuously measures changes in the blood oxygen levels in the brain and elsewhere in the body in tissues beneath the sensor in patients with or at risk for restricted blood flow.
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
          In the first quarter of fiscal 2005, we initiated selling and marketing efforts for the INVOS System in the pediatric intensive care unit, or ICU. We are currently expanding the use of our INVOS System in the pediatric and neonatal ICU’s with the launch of our smaller sensor in the first half of fiscal 2008.
          In November 2005, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in somatic tissue blood oxygen saturation in regions of the body other than the brain in patients with or at risk for restricted blood flow. In May 2008, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in blood oxygen saturation in any tissues beneath the sensor, not limited to brain and somatic tissue, in any individual. Our four-channel cerebral and somatic INVOS System monitor, which we launched in the second quarter of 2006, can display information from four disposable sensors. This feature allows for the simultaneous monitoring of changes in blood oxygen saturation in tissues beneath the sensor in four different places in the body in patients with or at risk for restricted blood flow, in somatic tissue.
          In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a technology development company, for approximately $2,000,000 in cash plus the assumption of specified liabilities. ICU Data Systems has developed a patented technology that integrates data from a broad array of hospital bedside devices, such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. We plan to further develop and launch our newly-acquired data integration technology as a stand-alone device in mid-2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. To support the addition of the derived parameter features to the system, we will pursue a new FDA 510(k) clearance in 2009. In addition, we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product for launch expected in the second half of 2010. We also plan to pursue a new FDA 510(k) clearance for this integrated device in 2010.

     Net Revenues and Cost of Sales
          We derive our revenues primarily from sales of INVOS Systems to hospitals in the United States through our direct sales team and independent sales representative firms, although we expect to derive modest revenues in fiscal 2009 from our newly-acquired data integration technology, which we plan to launch as a stand-alone device in mid-2009 through our direct sales team. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Covidien, formerly Tyco Healthcare, in Europe, Canada, the Middle East and South Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable sensors. Revenues from outside the United States contributed 20 percent to our fiscal 2008 net revenues. As a percentage of net revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.
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
          Our INVOS System revenues are derived from the sale of monitors and our disposable sensors. We intend that disposable sensors will form the basis of a recurring revenue stream. In addition, we offer to our customers in the United States a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. Under this program, we do not recognize any revenue upon the shipment of the monitor. At the time of shipment of the monitor, we capitalize the monitor as an asset and depreciate this asset over five years, and this depreciation is included in cost of goods sold. We recognize sensor revenue when we receive purchase orders and ship the product to the customer.
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
          We have increased the size of our direct sales team from 44 persons at the end of fiscal 2006 to 55 persons at the end of fiscal 2008. We expect to increase the size of our U.S. direct sales team in fiscal 2009 and are planning to hire direct salespersons and clinical specialists in Europe to support Covidien. We also expect increased sales and marketing expenses and increased stock compensation expenses in fiscal 2009. As a result, we expect selling, general and administrative expenses to increase in fiscal 2009.
          Research, development and engineering expenses consist of:
•	salaries, wages and related expenses of our research and development personnel and consultants;

•	costs of various development projects; and

•	costs of preparing and processing applications for FDA clearance of new products.
          For the fiscal year ended November 30, 2006, we recorded a research and development expense of $1,000,000 in connection with our former contract development and exclusive licensing agreement with NeuroPhysics Corporation.

          We expect our research and development expenses to increase in fiscal 2009 as a result of development costs associated with our newly-acquired data integration technology, development costs associated with our Contract Development Agreement with Shirley Research Corporation and the addition of research and development personnel.
     Deferred Tax Assets and Impairment Charges
          For the fiscal year ended November 30, 2006, we adjusted our deferred tax asset valuation allowance resulting in the recognition of additional deferred tax assets due to expected future tax benefits related to our net operating loss carryforwards. Recognition of this additional deferred tax asset resulted in a non-cash net tax benefit on our statement of operations for fiscal 2006 of $750,000.
          For the fiscal year ended November 30, 2007, we recognized income tax expense at an estimated effective tax rate of 35 percent on our statement of operations. This income tax expense included a non-cash tax expense on our statement of operations for fiscal 2007 of $5,076,276. In November 2007, we wrote off obsolete inventory of $180,521.
          For the fiscal year ended November 30, 2008, we recognized income tax expense at an estimated effective tax rate of 36 percent on our statement of operations. This income tax expense included a non-cash tax expense on our statement of operations for fiscal 2008 of $5,586,906. In addition, during fiscal 2008 we recognized deferred tax assets related to the exercise of stock options of approximately $1,012,000. These assets were recognized in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable.
Results of Operations
     Fiscal Year Ended November 30, 2008 Compared to Fiscal Year Ended November 30, 2007
          Net Revenues. Our net revenues increased $8,869,785, or 23 percent, from $38,585,832 in the fiscal year ended November 30, 2007 to $47,455,617 in the fiscal year ended November 30, 2008. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $6,474,215, or 21 percent, from $31,560,930 in fiscal 2007 to $38,035,145 in fiscal 2008. The increase in U.S. sales was primarily due to an increase in sales of the disposable sensor of $5,619,820, or 23 percent, primarily as a result of a 16 percent increase in sensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $932,969, or 14 percent, primarily as a result of increased purchases by pediatric hospitals; and

•	an increase in international sales of $2,395,570, or 34 percent, from $7,024,902 in fiscal 2007 to $9,420,472 in fiscal 2008. The increase in international sales was primarily due to increased purchases of our INVOS System monitor and disposable sensors of $1,655,456 by Covidien in Europe, and $686,471 by Edwards Lifesciences in Japan. In fiscal 2008, international sales represented 20 percent of our net revenues, compared to 18 percent of our net revenues in fiscal 2007. Purchases by Covidien accounted for 14 percent of net revenues in fiscal 2008, compared to 13 percent in fiscal 2007.
          In the United States, we sold 288,797 disposable sensors in fiscal 2008, and internationally, we sold 135,850. We placed 517 INVOS System monitors in the United States and 621 internationally in fiscal 2008, and our installed base of INVOS System monitors in the United States was 2,523, in 714 hospitals, as of November 30, 2008.

          Sales of our products as a percentage of net revenues were as follows:

	Fiscal Year Ended November 30,
Product	2008	2007
Sensors	72%	73%
INVOS System Monitors	28%	27%

Total	100%	100%

          We believe that the current economic downturn in the United States and abroad could significantly lengthen the sales cycle for our products and reduce the growth in our net revenues in fiscal 2009.
          Gross Margin. Gross margin as a percentage of net revenues was 87 percent for the fiscal year ended November 30, 2008 and 88 percent for the fiscal year ended November 30, 2007. The decrease in our gross margin percentage is primarily attributable to increased international sales, due to lower margins we receive on sales to our international distributors. This decrease was partially offset by a six percent increase in the average selling price of disposable sensors in the United States, which is attributable to increased sales of our pediatric sensors, which sell for a higher price than the adult sensor.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $590,412, or 88 percent, from $668,815 in fiscal 2007 to $1,259,227 in fiscal 2008. The increase is primarily attributable to an increase in salaries of $279,487 due to the addition of research and development personnel in fiscal 2007 and 2008, and increased costs associated with advances to the design and performance features of our INVOS System monitor and disposable sensors of $214,803. We expect our research, development and engineering expenses to increase in fiscal 2009 primarily as a result of development costs associated with development of our newly-acquired data integration technology as a stand-alone device, development of a single product combining the data integration technology with our INVOS System technology, development costs associated with advances to the design and performance features of the INVOS System, including the disposable sensor, development costs associated with our Contract Development Agreement with Shirley Research Corporation and the hiring of additional research and development personnel.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3,896,936, or 17 percent, from $22,269,184 for the fiscal year ended November 30, 2007 to $26,166,120 for the fiscal year ended November 30, 2008, primarily due to:
•	a $2,275,304 increase in salaries, wages, commissions and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 88 employees for the fiscal year ended November 30, 2007 to an average of 105 employees for the fiscal year ended November 30, 2008) and an increase in salaries of existing employees;

•	an $673,212 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, including sales training and trade shows;

•	a $557,282 increase in stock compensation expense due to stock compensation issued to our officers, employees, directors and one of our consultants in fiscal 2006, 2007 and 2008;

•	a $465,769 increase in professional service fees, primarily due to increased legal, auditing and tax fees;

•	a $217,099 increase in accrued incentive compensation expense due to our fiscal year 2008 financial performance, primarily increased sales and operating income in accordance with the 2008 incentive compensation plans; and

•	a $173,672 increase in office and facility expenses primarily as a result of increased employees.
These increases were partially offset by a $273,905 decrease in commissions paid to our independent sales representative firms as a result of fewer independent sales representative firms in fiscal 2008, and a $182,919 decrease in clinical research expense primarily as a result of a grant made in fiscal 2007 for the support of neonatal research.

          We expect our selling, general and administrative expenses to increase in fiscal 2009, primarily as a result of our hiring additional direct sales personnel in fiscal 2008 and 2009, increased employee sales commissions payable as a result of increased sales, increased sales and marketing expenses and increased stock compensation expenses.
          Other Income. During fiscal 2008, interest income decreased to $2,629,967, from $4,008,537 in fiscal 2007, primarily due to decreased interest rates, decreased investment balances, and the use of cash for the repurchase of common shares, partially offset by our increased cash and cash equivalents balances as a result of cash provided by operating activities and maturities and redemptions of investments.
          Income Taxes. As of November 30, 2008, we recognized income tax expense at an estimated effective tax rate of 36 percent on our statement of operations. In addition, during fiscal 2008 we recognized deferred tax assets related to the exercise of stock options of approximately $1,012,000. These assets were recognized in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable. As of November 30, 2007, we recognized income tax expense at an estimated effective tax rate of 35 percent on our statement of operations.
     Fiscal Year Ended November 30, 2007 Compared to Fiscal Year Ended November 30, 2006
          Net Revenues. Our net revenues increased $9,885,232, or 34 percent, from $28,700,600 in the fiscal year ended November 30, 2006 to $38,585,832 in the fiscal year ended November 30, 2007. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $8,284,866, or 36 percent, from $23,276,064 in fiscal 2006 to $31,560,930 in fiscal 2007. The increase in U.S. sales was primarily due to an increase in sales of the disposable sensor of $5,691,400, or 30 percent, primarily as a result of a 24 percent increase in sensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $2,841,360, or 75 percent, primarily as a result of increased purchases by pediatric hospitals; and

•	an increase in international sales of $1,600,366, or 30 percent, from $5,424,536 in fiscal 2006 to $7,024,902 in fiscal 2007. The increase in international sales was primarily due to increased purchases of the INVOS System monitor and disposable sensors by Covidien, formerly Tyco Healthcare, in Europe, and increased purchases by Edwards Lifesciences in connection with the launch of our four-channel cerebral and somatic INVOS System monitor in Japan, partially for evaluation and demonstration purposes. In fiscal 2007, international sales represented 18 percent of our net revenues, compared to 19 percent of our net revenues in fiscal 2006. Purchases by Covidien accounted for 13 percent of net revenues in fiscal 2007, compared to 15 percent in fiscal 2006.
          In the United States, we sold 248,360 sensors in fiscal 2007, and internationally, we sold 122,690. We placed 509 INVOS System monitors in the United States and 434 internationally in fiscal 2007, and our installed base of INVOS System monitors in the United States was 2,006, in 664 hospitals, as of November 30, 2007.
          Sales of our products as a percentage of net revenues were as follows:

	Fiscal Year Ended November 30,
Product	2007	2006
Sensors	73%	75%
INVOS System Monitors	27%	24%

Total INVOS System	100%	99%
Other	0%	1%

Total	100%	100%

          Gross Margin. Gross margin as a percentage of net revenues was 88 percent for the fiscal year ended November 30, 2007 and November 30, 2006. We realized a four percent increase in the average selling price of disposable sensors in the United States and increased sales of the INVOS System monitors to pediatric hospitals in the United States. The increase in our average selling prices in the United States is attributable to increased sales of our pediatric sensor, which sells for a higher price than the adult sensor.
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
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5,784,617, or 35 percent, from $16,484,567 for the fiscal year ended November 30, 2006 to $22,269,184 for the fiscal year ended November 30, 2007, primarily due to:
•	a $2,575,653 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 64 employees for the fiscal year ended November 30, 2006 to an average of 88 employees for the fiscal year ended November 30, 2007) and an increase in salaries of existing employees;

•	an $1,200,884 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, including sales training, product sponsorship, trade shows and advertising;

•	an $1,147,564 increase in employee sales commissions as a result of increased sales and hiring additional sales employees in fiscal 2007;

•	a $513,754 increase in accrued incentive compensation expense due to our fiscal year 2007 financial performance, primarily increased sales and operating income in accordance with the 2007 incentive compensation plans;

•	a $477,060 increase in stock compensation expense due to stock compensation issued to directors, officers, employees and a consultant in fiscal 2006 and 2007;

•	a $233,693 increase in clinical research expenses primarily as a result of a grant for neonatal research and a clinical trial evaluating the use of the INVOS System on diabetic patients over age 50; and

•	a $165,935 increase in corporate insurance expenses due to increased coverage limits and increased premiums.
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
          As of November 30, 2008, we did not have any outstanding or available debt financing arrangements, we had working capital of $65.6 million and our primary sources of liquidity were $37.2 million of cash and cash equivalents, $20.0 million of marketable securities and $12.8 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds and treasury bills, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.
          On March 6, 2006, we completed a public offering of 2,300,000 of our newly-issued common shares at a public offering price of $24.00 per share. The net proceeds, after deducting the underwriting discount and the expense of the offering, were $51,232,774.
          In April 2008, our Board of Directors authorized the repurchase of up to $15 million of our common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions. The prices, timing and amount of, and purposes for, any purchases will be determined by management. In May 2008, our Board of Directors authorized the repurchase of up to an additional $15 million of our common shares, and in July 2008, our Board of Directors authorized the repurchase of up to an additional $15 million of our common shares, for a total of $45 million of our common shares under the repurchase program. During fiscal 2008, we repurchased 1,805,129 common shares at an average price of $17.42 per share and an aggregate cost of $31,449,420, leaving $13,550,580 in dollar value of shares that may yet be purchased under the repurchase program.
          In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a technology development company, for approximately $2,000,000 in cash plus the assumption of specified liabilities. ICU Data Systems has developed a patented technology that integrates data from a broad array of hospital bedside devices, such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. We plan to further develop and launch our newly-acquired data integration technology as a stand-alone device in mid-2009. To support the addition of the derived parameter features to the system, we will pursue a new FDA 510(k) clearance in 2009. In addition, we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product for launch expected in the second half of 2010. We also plan to pursue a new FDA 510(k) clearance for this integrated device in 2010. We expect our research, development and engineering expenses to increase in fiscal 2009 as a result of development costs associated with development of our newly-acquired data integration technology as a stand-alone device and development of a single product combining the data integration technology with our INVOS System technology.
          We entered into a Contract Development and Exclusive Licensing Agreement with NeuroPhysics Corporation as of September 18, 2006. The agreement provided us with feasibility research, contract development and consulting services and certain ownership and licensing rights, subject to the rights of the United States Federal government, to intellectual property and technical knowledge associated with several novel near-infrared spectroscopy, or “NIRS”, and imaging technologies and products under development at NeuroPhysics. We paid an initial license fee of $1,000,000. We terminated this agreement in February 2009, except for various provisions regarding our ownership of the technology related to the potential new products. In February 2009, we entered into a similar agreement with Shirley Research Corporation and Hugh F. Stoddart and Hugh A. Stoddart, and have agreed to pay monthly development and consulting fees of $15,000 a month during the term of the agreement and a royalty on future sales of the new products.
          We believe that cash, cash equivalents, marketable securities and long-term investments on hand at November 30, 2008 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.

     Cash Flows From Operating Activities
          Net cash provided by operations during fiscal 2008, 2007 and 2006 was $15,874,473, $13,081,989 and $7,304,835, respectively. In fiscal 2008, cash was provided primarily by:
•	$17,311,324 of income before income taxes and non-cash depreciation, amortization, stock compensation expense and excess tax benefits from stock option exercises;

•	a $534,450 decrease in accrued interest income, primarily due to our decreased marketable securities and long-term investment balances primarily due to the use of cash from maturing investments for the repurchase of common shares and decreased interest rates;

•	a $153,055 increase in accounts payable, primarily as a result of increased inventory and operating expenses, partially offset by more timely payments made to vendors; and

•	a $147,191 increase in accrued liabilities, primarily as a result of an increase in accrued state, local and property taxes and accrued sales commissions as a result of our fiscal 2008 financial performance.
Cash provided by operations in fiscal 2008 was partially offset by:
•	a $1,606,952 increase in inventories, primarily due to the acquisition of components associated with our disposable sensors and our INVOS System monitor due to anticipated sales; inventories on our balance sheet increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below;

•	a $375,532 increase in accounts receivable, primarily as a result of higher fourth quarter sales in fiscal 2008 than in the fourth quarter of fiscal 2007, partially offset by the timing of more of the sales in the fourth quarter of fiscal 2007 towards the end of the quarter; and

•	a $252,488 increase in deferred income tax benefits as a result of payments made for estimated alternative minimum tax that we expect will result in future tax credits when we use our net operating loss carryforwards.
          We expect our working capital requirements to increase as sales increase.
          The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $644,814 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during fiscal 2008, compared to $833,069 in fiscal 2007. As of November 30, 2008, we have capitalized $3,919,296 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,820,503. We depreciate these assets over five years.
          We believe that the current economic downturn in the United States and abroad could significantly lengthen our collection cycle for our accounts receivable and, as a result, increase our accounts receivable balances.
     Cash Flows From Investing Activities
          Net cash provided by investing activities in fiscal 2008 was $17,220,458 and net cash used in investing activities in fiscal 2007 and 2006 was $10,127,748 and $43,390,890, respectively. In fiscal 2008, cash was provided by maturities and redemptions of marketable securities and long-term investments of $54,822,160. This cash provided by investing activities was partially offset by investments in marketable securities and long-term investments of $35,021,241, our acquisition of ICU Data Systems, Inc. in fiscal 2008 for a net investment of $1,926,031, and also $654,430 in capital expenditures, primarily tooling for our new smaller sensor launched in 2008, a new trade show booth and manufacturing quality control computer software.
     Cash Flows From Financing Activities
          Net cash used in financing activities in fiscal 2008 was $29,101,767 and net cash provided by financing activities in fiscal 2007 and 2006 was $1,483,867 and $51,672,687, respectively. During fiscal 2008, we repurchased 1,805,129 common shares for a total of $31,449,420. This cash used in financing activities was partially offset by the issuance of 319,969 common shares as a result of the exercise of stock options by our employees and directors, for proceeds of $1,335,328, and $1,012,325 in excess tax benefits from stock option exercises.
Contractual Obligations
          The following information is provided as of November 30, 2008 with respect to our known contractual obligations specified in the following table, aggregated by type of contractual obligation:

Payments due by period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	$185,100	$172,700	$12,400	—	—
Purchase obligations	5,504,800	5,504,800	—	—	—
Other long-term liabilities	—	—	—	—	—
Purchase obligations consist primarily of purchase orders executed for inventory components.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements or financing activities.
New Accounting Pronouncements
          In July 2006, the FASB adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and requires an assessment of the probability of the validity of tax positions taken or expected to be taken in income tax returns for recognition in financial statements. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on classification of interest and penalties and accounting and disclosures for annual and interim financial statements. We adopted FIN 48 effective December 1, 2007, for our fiscal year 2008. The adoption of FIN 48 did not have a material impact on our financial statements.
Critical Accounting Policies
          We believe our most significant accounting policies relate to our accounting treatment of stock compensation of employees, our accounting treatment for income taxes, our revenue recognition associated with our no capital cost sales program, and our recognition of a technology acquisition cost intangible asset and goodwill.
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
          In November 2005, we approved the acceleration of vesting of all unvested stock options as of November 30, 2005. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of SFAS 123R, which was effective for our fiscal quarter beginning December 1, 2005. After the effects of the accelerated vesting, the initial adoption of SFAS 123R was immaterial with respect to options granted before December 1, 2005. The issuance of additional stock compensation under the 2005 Stock Incentive Plan in fiscal 2008, 2007 and 2006 had an impact on our financial statements.
          During fiscal 2008, we granted 253,000 stock options to our employees, directors and officers, and we issued 75,273 restricted common shares to our officers and employees. During fiscal 2007, we granted 96,000 stock options to our employees, directors and one of our officers, and we issued 9,000 restricted common shares to one of our officers. During fiscal 2006, we granted 239,000 stock options to our officers, employees, directors and one of our consultants, and we issued 68,000 restricted common shares to our officers. These stock options and restricted shares were issued at the market price on the date of grant, and they vest and are expensed in the financial statements over five years. As a result of the stock options and restricted common shares that we granted during fiscal 2008, 2007 and 2006, we have recorded $1,338,590 in stock compensation expense in fiscal 2008 in accordance with SFAS No. 123 (R). As a result of the stock options and restricted common shares that we granted during fiscal 2007 and 2006, we recorded $781,308 in stock compensation expense in fiscal 2007 in accordance with SFAS No. 123(R). As a result of the stock options and restricted common shares that we granted during fiscal 2006, we recorded $304,248 in stock compensation expense in fiscal 2006 in accordance with SFAS No. 123(R).
          As of November 30, 2008, there was $5,247,791 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 4 years. As of November 30, 2007, there was $3,606,518 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost was expected to be recognized over a weighted average period of 4 years. As of November 30, 2006, there was $3,260,855 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost was expected to be recognized over a weighted average period of 4.5 years. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during fiscal 2008, fiscal 2007 or fiscal 2006.
          The fair value of the stock option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2008, 2007 and 2006: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 59.30% (47.00% for 2007 and 54.00% for 2006), risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) of 2.35% (5.00% for 2007 and 2006), expected lives of approximately 6 years, and a dividend yield of 0%. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance. Different assumptions could significantly change the calculated grant date fair value, and, therefore, the amount of stock compensation expense we recognize over the vesting period of the awards. We believe, however, that our estimates are appropriate.
     Income Taxes
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent six fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included making assumptions about the growth of our net revenues and pre-tax income in future years, making allowance for the uncertainties regarding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. As of November 30, 2008, we have concluded that it is more likely than not that approximately $1,753,000 of such assets will be realized. The remaining tax benefits of $6,953,000 relating to stock option exercises will not be recognized on our financial statements until the reduce current taxes payable. The benefit, when recognized, will increase additional paid in capital. During fiscal 2008, we recognized deferred tax assets of approximately $1,012,000 in additional paid in capital because they were utilized and reduced current taxes payable.
          For the fiscal year ended November 30, 2008, we recorded income tax expense at an estimated effective tax rate of 36 percent, and for the year ended November 30, 2007 we recorded income tax expense at an estimated effective tax rate of 35 percent.
          During fiscal 2006, we adjusted our deferred tax asset valuation allowance resulting in the recognition of a net deferred tax asset of $750,000 related to the expected future benefits of our net operating loss carryforwards, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” For fiscal 2006, the adjustment of our valuation allowance was net of recorded taxes. For the fiscal year ended November 30, 2006, the recorded net income tax benefit of $750,000 consisted of income tax expense recorded at an estimated effective tax rate of 34 percent in the amount of $2,604,663 for the first three quarters of fiscal 2006 and a net deferred tax benefit of $3,354,663 recorded in the fourth quarter of fiscal 2006. For fiscal 2006, the effect of recognizing this asset on our balance sheet, and associated tax benefit on our statement of operations, is to increase our net income to $10,399,957, or $0.75 per diluted common share.
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
     No Capital Cost Sales Revenue Recognition
          We offer to our customers in the United States a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. Under this program, we do not recognize any revenue upon the shipment of the INVOS System monitor. We recognize sensor revenue when we receive purchase orders and ship the product to the customer. At the time of shipment of the monitor, we capitalize the INVOS System monitor as an asset and depreciate this asset over five years. We believe this is consistent with our stated revenue recognition policy, which is compliant with Staff Accounting Bulletin No. 104, and we have considered Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.”
     Technology Acquisition Costs Intangible Asset and Goodwill
          Technology acquisition costs and goodwill are related to our November 2008 acquisition of substantially all of the assets of ICU Data Systems, Inc., a technology development company, for approximately $2,000,000 in cash plus the assumption of specified liabilities. Goodwill represents the amount by which the purchase price of the acquired business exceeds the estimated fair value of the net tangible and separately identifiable intangible assets of the acquired business, in addition to transaction costs recorded at cost. Goodwill is not amortized, but is tested at least annually for impairment. The technology acquisition costs intangible asset has an estimated useful life of 20 years, based on several patents that we have filed related to the technology, and will be amortized on a straight-line basis over the estimated useful life. Intangible assets and goodwill are reviewed annually for impairment at the end of our fiscal year, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. We evaluate impairment by comparing the fair value of the intangible asset, determined using a cash flow method, with its carrying value. No amortization expense was recorded related to the technology acquisition costs intangible asset for 2008 because the transaction closed in November 2008. As of November 30, 2008, the carrying value of the technology acquisition costs intangible asset was $246,318, and the carrying value of the goodwill was $1,679,713.
          We estimated the value of the technology acquisition costs intangible asset based on a valuation model that included estimating the future cash flows of the technology and discounting the net cash flows back to their present value using an appropriate risk-adjusted rate of return (discount rate). The discount rate used was determined at the time of the acquisition in accordance with accepted valuation methods. Our assessment of the estimated fair value included making assumptions about the expected net revenues and operating income related to the acquired technology in future years, making allowance for the uncertainties regarding, among other things, the time and cost associated with the further advancement of the design and performance of the technology to ready it for market launch, the rate of adoption of the technology once it is launched into the marketplace, and the potential for competition related to the launched technology.
          Given the assumptions inherent in our valuation model, it is possible to calculate a different value for our technology acquisition costs intangible asset by changing one or more of the variables within our model. However, we believe that our evaluation of our valuation model was reasonable, and that the judgments and assumptions that we made at the time of developing the model upon acquisition of ICU Data Systems, Inc. were appropriate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The table below provides information about our financial instruments that are sensitive to changes in interest rates, consisting of investments in United States government agency bonds and treasury bills. For these financial instruments, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average fixed rates are based on the contract rates. The actual cash flows of all instruments are denominated in U.S. dollars. We invest our cash on hand not needed in current operations in United States government agency bonds with varying maturity dates with the intention of holding them until maturity.

	November 30, 2008 Expected Maturity Dates By Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Investments:

Marketable Securities and Long-term Investments:
Fixed Rate ($)	19,992,545	3,845,241	—	8,992,469	—	—	32,830,255	32,823,806
Average interest rate	.53%	4.72%	N/A	5.03%	N/A	N/A	2.25%

	November 30, 2007 Expected Maturity Dates By Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Investments:

Marketable Securities and Long-term Investments:
Fixed Rate ($)	18,978,074	—	8,666,244	6,996,231	17,990,624	—	52,631,173	52,785,570
Average interest rate	5.25%	N/A	5.08%	5.23%	5.12%	N/A	5.17%
          During fiscal 2008, four of our bonds matured for approximately $19,000,000 and five of our bonds that were due to mature in 2010, 2011 and 2012 were called for approximately $21,000,000. We reinvested approximately $35,000,000 of the proceeds into three new treasury bills with maturity dates in 2008 and 2009, one of which matured in fiscal 2008 for approximately $15,000,000 and the proceeds have not been reinvested as of November 30, 2008.

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
          Somanetics Corporation management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of November 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
          Somanetics Corporation’s independent registered public accounting firm, that audited the financial statements prepared by the Company included in Item 8 of this report, has issued a report on the financial statements and on the effectiveness of the Company’s internal control over financial reporting, which is included on the next page.
January 21, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Somanetics Corporation
Troy, Michigan
We have audited the accompanying balance sheets of Somanetics Corporation (the “Company”) as of November 30, 2008 and 2007, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2008. We also have audited the Company’s internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Somanetics Corporation as of November 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
February 9, 2009

SOMANETICS CORPORATION
BALANCE SHEETS

	November 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$37,166,141	$33,172,977
Marketable securities	19,992,545	18,978,074
Accounts receivable	7,862,103	7,486,571
Inventory (Note 2)	2,960,422	1,998,284
Prepaid expenses	597,460	560,885
Accrued interest receivable	16,667	551,117
Deferred tax asset — current (Note 5)	164,615	3,069,929

Total current assets	68,759,953	65,817,837

PROPERTY AND EQUIPMENT: (Note 2)
Demonstration and no capital cost sales equipment at customers	3,919,296	3,386,287
Machinery and equipment	1,638,597	1,531,387
Furniture and fixtures	504,485	307,919
Leasehold improvements	197,450	196,700

Total	6,259,828	5,422,293
Less accumulated depreciation and amortization	(3,418,697)	(2,931,596)

Net property and equipment	2,841,131	2,490,697

OTHER ASSETS:
Long-term investments	12,837,710	33,653,099
Deferred tax asset — non-current (Note 5)	1,587,977	3,004,755
Intangible assets, net (Note 2)	246,318	3,097
Goodwill (Note 2)	1,679,713	—
Other	15,000	15,000

Total other assets	16,366,718	36,675,951

TOTAL ASSETS	$87,967,802	$104,984,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,271,058	$1,118,003
Accrued liabilities (Notes 4 and 6)	1,848,672	1,701,481

Total current liabilities	3,119,730	2,819,484

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY: (Note 3)
Preferred shares; authorized, 1,000,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 12,034,074 shares at November 30, 2008, and 13,443,961 shares at November 30, 2007	120,341	134,440
Additional paid-in capital	91,330,305	119,079,383
Accumulated deficit	(6,602,574)	(17,048,822)

Total shareholders’ equity	84,848,072	102,165,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,967,802	$104,984,485

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended November 30,
	2008	2007	2006
NET REVENUES (Notes 2 and 9)	$47,455,617	$38,585,832	$28,700,600
COST OF SALES	6,249,256	4,726,146	3,565,588

Gross margin	41,206,361	33,859,686	25,135,012

OPERATING EXPENSES:
Research, development and engineering (Note 2)	1,259,227	668,815	1,582,521
Selling, general and administrative (Note 2)	26,166,120	22,269,184	16,484,567

Total operating expenses	27,425,347	22,937,999	18,067,088

OPERATING INCOME	13,781,014	10,921,687	7,067,924

OTHER INCOME:
Interest income	2,629,967	4,008,537	2,582,033

Total other income	2,629,967	4,008,537	2,582,033

INCOME BEFORE INCOME TAXES	$16,410,981	$14,930,224	$9,649,957

INCOME TAX (EXPENSE) BENEFIT (Note 5)	(5,964,734)	(5,247,943)	750,000

NET INCOME	$10,446,247	$9,682,281	$10,399,957

NET INCOME PER COMMON SHARE — BASIC (Note 2)	$.82	$.73	$.83

NET INCOME PER COMMON SHARE — DILUTED (Note 2)	$.76	$.67	$.75

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC (Note 2)	12,671,452	13,213,428	12,463,075

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED (Note 2)	13,671,730	14,384,445	13,824,467

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional		Total
	Common	Share	Paid-In	Accumulated	Shareholders’	Comprehensive
	Shares	Value	Capital	Deficit	Equity	Income
Balance at December 1, 2005	10,715,885	$107,159	$64,864,554	$(37,131,060)	$27,840,653

For cash, less issuance costs of $3,967,226	2,300,000	23,000	51,209,774		51,232,774
For cash, exercise of stock options	79,742	797	439,116		439,913
Stock compensation expense	—		304,248		304,248
Restricted share grant	68,000	680	(680)		—
Net income and comprehensive income	—			10,399,957	10,399,957	$10,399,957

Balance at November 30, 2006	13,163,627	$131,636	$116,817,012	$(26,731,103)	$90,217,545

For cash, exercise of stock options	271,334	2,714	1,481,153		1,483,867
Stock compensation expense	—		781,308		781,308
Restricted share grant	9,000	90	(90)		—
Net income and comprehensive income	—			9,682,281	9,682,281	$9,682,281

Balance at November 30, 2007	13,443,961	$134,440	$119,079,383	$(17,048,822)	$102,165,001

For cash, exercise of stock options	319,969	3,199	1,332,129		1,335,328
Stock compensation expense	—		1,338,590		1,338,590
Restricted share grant	75,273	753	(753)		—
Repurchase of common shares	(1,805,129)	(18,051)	(31,431,369)		(31,449,420)
Income tax benefit from stock option exercises	—		1,012,325		1,012,325
Net income and comprehensive income	—			10,446,247	10,446,247	$10,446,247

Balance at November 30, 2008	12,034,074	$120,341	$91,330,305	$(6,602,574)	$84,848,072

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended November 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,446,247	$9,682,281	$10,399,957
Adjustments to reconcile net income to net cash provided by operations:
Income tax expense (benefit)	5,586,906	5,076,276	(750,000)
Depreciation and amortization	951,906	806,034	592,061
Stock compensation expense	1,338,590	781,308	304,248
Excess tax benefits from stock option exercises	(1,012,325)	—	—
Changes in assets and liabilities net of effects from purchase of ICU Data Systems, Inc.:
Accounts receivable (increase)	(375,532)	(2,746,528)	(1,208,303)
Accrued interest income (increase) decrease	534,450	(199,451)	(351,666)
Inventory (increase)	(1,606,952)	(658,895)	(1,943,049)
Deferred income tax benefit (increase)	(252,488)	(400,960)	—
Prepaid expenses (increase) decrease	(36,575)	(66,063)	128,481
Accounts payable increase	153,055	72,276	332,931
Accrued liabilities increase (decrease)	147,191	541,711	(5,825)
Accrued income tax expense (increase) decrease	—	194,000	(194,000)

Net cash provided by operating activities	15,874,473	13,081,989	7,304,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and long-term investments	(35,021,241)	(63,795,275)	(47,835,897)
Proceeds from maturities of marketable securities and long-term investments	54,822,160	54,000,000	5,000,000
Payment for purchase of ICU Data Systems, Inc	(1,926,031)	—	—
Acquisition of property and equipment	(654,430)	(332,473)	(554,993)

Net cash provided by (used in) investing activities	17,220,458	(10,127,748)	(43,390,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	—	—	51,232,774
Repurchase of common shares	(31,449,420)	—	—
Excess tax benefits from stock option exercises	1,012,325	—	—
Proceeds from issuance of common shares due to exercise of stock options	1,335,328	1,483,867	439,913

Net cash (used in) provided by financing activities	(29,101,767)	1,483,867	51,672,687

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,993,164	4,438,108	15,586,632

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,172,977	28,734,869	13,148,237

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,166,141	$33,172,977	$28,734,869

Supplemental Disclosure of Non cash investing activities:
Demonstration and no capital cost sales equipment capitalized from inventory (Note 2)	$644,814	$833,069	$828,692
Supplemental Disclosure of Taxes paid:
Federal and state income taxes (Note 5)	$600,317	$572,627	$—
See notes to financial statements

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. Organization and Operations
          We are a Michigan corporation that was formed in 1982. We develop, manufacture and market the INVOS® System, a non-invasive patient monitoring system that continuously measures changes in blood oxygen levels. The principal markets for our products are the United States, Europe, and Japan. The INVOS System, based on our In Vivo Optical Spectroscopy, or INVOS, technology, is used to measure changes in regional blood oxygen saturation in the brain and elsewhere in the body in tissues beneath the sensor in patients with or at risk for restricted blood flow. The INVOS System measurement is made by transmitting low-intensity visible and near-infrared light through a portion of the body with disposable sensors, and detecting the manner in which the exposed substance interacts with light at specific wavelengths.
          In September 2000 we received FDA clearance to market our model 5100 INVOS System in the United States, which has the added capability of being able to monitor pediatric patients. In November 2005, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in somatic tissue blood oxygen saturation in regions of the body other than the brain in patients with or at risk for restricted blood flow. In May 2008, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in blood oxygen saturation in any tissues beneath the sensor, not limited to brain and somatic tissue, in any individual.
          In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a company that has developed a patented technology that integrates data from a broad array of hospital bedside devices, such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. We plan to further develop and launch our newly-acquired data integration technology as a stand-alone device, and we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product.
2. Summary of Significant Accounting Policies
          Cash Equivalents consist of short-term, interest-bearing investments maturing within three months of our acquisition of them.
          Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds and treasury bills, classified as held to maturity, maturing approximately five months to five years from the date of acquisition, are stated at an amortized cost of $32,830,255, and have a market value of $32,823,806 at November 30, 2008.
          Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

	November 30,
	2008	2007
Purchased components	$2,141,050	$1,702,878
Finished goods	587,808	174,451
Work in process	231,564	120,955

Total	$2,960,422	$1,998,284

          In November 2007, we wrote off inventory of $180,521, due to obsolescence and the uncertainty regarding future utilization of these products.
          Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Depreciation expense was $948,809, $799,122 and $585,149 for the fiscal years ended November 30, 2008, November 30, 2007 and November 30, 2006, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of November 30, 2008, we have capitalized $3,919,296 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,820,503. As of November 30, 2007, we have capitalized $3,386,287 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,801,702. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.
          Intangible Assets and Goodwill consist of patents and trademarks, and technology acquisition costs and goodwill. Patents and trademarks are recorded at cost and are being amortized on the straight-line method over 17 years. The carrying amount and accumulated amortization of these patents and trademarks are as follows:

	November 30,
	2008	2007
Patents and trademarks	$111,733	$111,733
Less: accumulated amortization	(111,733)	(108,636)

Total	$—	$3,097

          Amortization expense was $3,097 for fiscal year ended November 30, 2008 and was $6,912 for the fiscal years ended November 30, 2007 and November 30, 2006.
          Technology acquisition costs and goodwill are related to our November 2008 acquisition of substantially all of the assets of ICU Data Systems, Inc., a technology development company, for approximately $2,000,000 in cash plus the assumption of specified liabilities. Goodwill represents the amount by which the purchase price of the acquired business exceeds the estimated fair value of the net tangible and separately identifiable intangible assets of the acquired business, in addition to transaction costs recorded at cost. Goodwill is not amortized, but is tested at least annually for impairment. The technology acquisition costs intangible asset has an estimated useful life of 20 years, based on several patents that we have filed related to the technology, and will be amortized on a straight-line basis over the estimated useful life. Intangible assets and goodwill are reviewed annually for impairment at the end of our fiscal year, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. We evaluate impairment by comparing the fair value of the intangible asset, determined using a cash flow method, with its carrying value.
          No amortization expense was recorded related to the technology acquisition costs intangible asset for 2008 because the transaction closed in November 2008. Amortization expense for each of the next 20 fiscal years related to the technology acquisition costs intangible asset is expected to be approximately $12,300. As of November 30, 2008, the carrying value of the technology acquisition costs intangible asset was $246,318, and the carrying value of the goodwill was $1,679,713.
          We estimated the value of the technology acquisition costs intangible asset based on a valuation model that included estimating the future cash flows of the technology and discounting the net cash flows back to their present value using an appropriate risk-adjusted rate of return (discount rate). The discount rate used was determined at the time of the acquisition in accordance with accepted valuation methods. Our assessment of the estimated fair value included making assumptions about the expected net revenues and operating income related to the acquired technology in future years, making allowance for the uncertainties regarding, among other things, the time and cost associated with the further advancement of the design and performance of the technology to ready it for market launch, the rate of adoption of the technology once it is launched into the marketplace, and the potential for competition related to the launched technology.
          Revenue Recognition, including direct sales, sales through sales representatives and sales to international distributors, occurs for our products when there is persuasive evidence of an arrangement with the customer, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
product is considered delivered to the customer once we have shipped it, as this is when title and risk of loss have transferred. We have considered Staff Accounting Bulletin No. 104 and Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” in determining our revenue recognition policy.
          Research, Development and Engineering costs are expensed as incurred.
          Net Income Per Common Share – basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding – diluted, for the years ended November 30, 2008, November 30, 2007 and November 30, 2006, includes the potential dilution that could occur for common shares issuable under stock options. As of November 30, 2008, 2007 and 2006, the difference between weighted average shares – diluted and weighted average shares – basic is calculated as follows:

	2008	2007	2006
Weighted average shares – basic	12,671,452	13,213,428	12,463,075
Add: effect of dilutive common shares and warrants	1,000,278	1,171,017	1,361,392

Weighted average shares – diluted	13,671,730	14,384,445	13,824,467
          At November 30, 2008, 2007 and 2006, there were no stock options outstanding that were excluded from the computation of net income per common share – diluted. In addition, at November 30, 2008, we had outstanding 1,822,187 options to purchase common shares, as of November 30, 2007, we had outstanding 1,895,656 options to purchase common shares and as of November 30, 2006, we had outstanding 2,071,990 options to purchase common shares.
          Common Share Repurchase Program In April 2008, our Board of Directors authorized the repurchase of up to $15 million of our common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions. The prices, timing and amount of, and purposes for, any purchases will be determined by management. In May 2008, our Board of Directors authorized the repurchase of up to an additional $15 million of our common shares, and in July 2008, our Board of Directors authorized the repurchase of up to an additional $15 million of our common shares, for a total of $45 million of our common shares under the repurchase program. During fiscal 2008, we repurchased 1,805,129 common shares at an average price of $17.42 per share and an aggregate cost of $31,449,420.
          Accounting Pronouncements In July 2006, the FASB adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and requires an assessment of the probability of the validity of tax positions taken or expected to be taken in income tax returns for recognition in financial statements. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on classification of interest and penalties and accounting and disclosures for annual and interim financial statements. We adopted FIN 48 effective December 1, 2007, for our fiscal 2008. The adoption of FIN 48 did not have a material impact on our financial statements.
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
          During fiscal 2008, we issued 319,969 common shares as a result of stock option exercises by our employees and directors for gross proceeds to us of $1,335,328. During fiscal 2007, we issued 271,334 common

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
shares as a result of stock option exercises by our employees, a former director and a consultant for gross proceeds to us of $1,483,867. During fiscal 2006, we issued 79,742 common shares as a result of stock option exercises by our employees and a former director for gross proceeds of $439,913.
          Common shares reserved for future issuance upon exercise of stock options as discussed above at November 30, 2008, are as follows:

1991 Incentive Stock Option Plan	14,663
1997 Stock Option Plan	1,076,308
2005 Stock Incentive Plan	1,043,727
Options Granted Independent of Option Plans	55,000

Total shares reserved for future issuance	2,189,698

4. Accrued Liabilities
          Accrued liabilities consist of the following:

	November 30,
	2008	2007
Incentive Compensation	$978,520	$958,642
Sales Commissions	637,516	548,046
Taxes	121,683	—
Clinical Research	51,671	110,639
Professional Fees	39,500	61,550
Warranty	19,440	19,800
401(k) Match	342	—
Royalty	—	2,804

Total	$1,848,672	$1,701,481

5. Income Taxes
          Deferred income taxes reflect the estimated future tax effect of (1) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations and (2) net operating loss and tax credit carryforwards. Our deferred tax assets primarily represent the tax benefit of net operating loss carryforwards and research and general business tax credit carryforwards. We had deferred tax assets of approximately $8,706,000 as of November 30, 2008, which include approximately $6,953,000 related to the exercise of stock options, which will not be recognized as deferred tax assets on our balance sheet until such time as they are utilized and reduce current taxes payable. If realized in the future, these tax benefits will be recognized in additional paid in capital. During fiscal 2008, we recognized deferred tax assets of approximately $1,012,000 in additional paid in capital because they were utilized and reduced current taxes payable. The change in the valuation related to future stock option tax benefits is attributable to current year tax deductions from stock options exercised. We had deferred tax assets of approximately $12,099,000 as of November 30, 2007, which include approximately $6,024,000 related to the exercise of stock options, as described above. We have used a statutory federal income tax rate of 34 percent when calculating our deferred tax assets. We paid income taxes in fiscal 2008 and 2007 of approximately $252,000 and $401,000 respectively for alternative minimum tax due, and paid no income taxes in fiscal 2006. The amounts paid for alternative minimum tax in fiscal 2008 and 2007 have been recorded as tax credit carryforward deferred tax assets on our balance sheet, as shown below.

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
          The components of deferred income tax assets as of November 30, 2008 and 2007 were as follows:

	November 30,
	2008	2007
	(in thousands)
Net operating loss carryforwards	$7,119	$11,037
Stock compensation expense	885	369
Other	85	65
Basis difference of fixed assets and intangibles	(212)	51
Alternative minimum tax credit carryforward	653	401
Research and general business tax credit carryforwards	176	176

Subtotal	8,706	12,099
Reduction for future stock option tax benefits valuation	(6,953)	(6,024)

Deferred tax asset	$1,753	$6,075

          The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Fiscal Year Ended November 30,
	2008	2007	2006
Taxes at U.S. statutory rate – 34 percent	$5,579,734	$5,076,276	$3,280,985
State and local income taxes	325,763	122,347	—
Nondeductible meals and entertainment	59,237	49,320	37,628
Change in valuation allowance	—	—	(4,068,613)

Income tax expense (benefit) from continuing operations	$5,964,734	$5,247,943	$(750,000)

Effective tax rate	36.3%	35.1%	(7.8)%

          The components of current and deferred federal and state income tax expense and benefit are as follows:

	For the Fiscal Year Ended November 30,
	2008	2007	2006
Federal income tax expense — current	$252,488	$206,960	$194,000
Federal income tax expense (benefit) — deferred	5,360,450	4,891,042	(944,000)
State income tax expense — current	325,763	122,347	—
State income tax expense — deferred	26,033	27,594	—

Income tax expense (benefit) from continuing operations	$5,964,734	$5,247,943	$(750,000)

          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” including our past operating results, the existence of cumulative losses over our history up to the most recent six fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included making assumptions about the growth of our net revenues and pre-tax income in future years, making allowance for the uncertainties regarding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. As of November 30, 2008, we have concluded that it is more likely than not that approximately $1,753,000 of our net deferred tax assets will be realized. The remaining tax benefits of $6,953,000 relating to stock option exercises will not be recognized on our financial statements until they reduce current taxes payable. The benefit, when recognized, will increase additional paid in capital.
          For the fiscal year ended November 30, 2008, we recorded a net income tax expense of $5,964,734, which consisted of income tax expense recorded at an estimated effective tax rate of 36 percent. For the fiscal year ended

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
November 30, 2007, we recorded a net income tax expense of $5,247,943, which consisted of income tax expense recorded at an estimated effective tax rate of 35 percent. For fiscal 2006, the reversal of our valuation allowance was net of recorded taxes. For the fiscal year ended November 30, 2006, we recorded a net income tax benefit of $750,000, which consisted of income tax expense recorded at an estimated effective tax rate of 34 percent in the amount of $2,604,663 for the first three quarters of fiscal 2006 and a net deferred tax benefit of $3,354,663 recorded in the fourth quarter of fiscal 2006.
          As of November 30, 2008, net operating loss carryforwards of approximately $20.5 million were available for Federal income tax purposes for future years. Research and business general tax credits of approximately $176,000 are also available to offset future taxes, and alternative minimum tax credits of approximately $653,000 are also available to offset future taxes. These losses and credits expire, if unused, at various dates from 2009 through 2025.
          Use of our net operating loss carryforwards, tax credit carryforwards and certain future deductions could be restricted, in the event of future changes in our equity structure, by provisions contained in the Tax Reform Act of 1986.
6. Commitments and Contingencies
          We have a lease agreement for a 23,392 square foot, stand-alone office, assembly and warehouse facility. The current lease, as amended, expires December 31, 2009. In addition, on November 14, 2008, we assumed a lease for approximately 900 square feet of office space used primarily for engineering activities. This lease expires November 30, 2009.
          Operating lease expense for the years ended November 30, 2008, 2007 and 2006 was approximately $168,200, $164,300, and $163,300, respectively. Approximate future minimum lease commitments are as follows:

Year ending November 30,
2009	$172,700
2010	12,400
2011	—

Total	$185,100

          We have executed purchase orders for inventory components representing purchase obligations of approximately $5,504,800 as of November 30, 2008.
          In December 1991, we amended and restated our profit sharing plan to include a 401(k) plan covering substantially all employees. Under provisions of the plan, participants may contribute, annually, between 1 percent and 25 percent of their compensation. In November 2004, our board of directors approved matching contributions to the 401(k) Plan equal to $2 for every $1 contributed by Company employees to the 401(k) Plan at each payroll date on or after January 1, 2005, up to a Company contribution of 4 percent of the employee’s compensation, and continuing until terminated by further action of the board of directors. In addition, at the discretion of the board of directors, we may make other annual discretionary contributions to the plan. Matching contributions made for fiscal 2008, 2007 and 2006 were approximately $428,000, $338,000 and $215,000, respectively.
          As of November 30, 2008, we have amended and restated employment agreements or amended and restated change in control agreements with all of our officers. The employment agreement with our Senior Vice President, U.S. Sales and Marketing and the change in control agreements with seven of our officers provide for severance benefits equal to one year’s salary upon termination of employment without cause or for good reason 90 days before to one year after a change in control of the Company that occurs by June 17, 2011. In addition, on June 17, 2008, we amended and restated our employment agreement with our President and Chief Executive Officer that was scheduled to expire April 30, 2009.  The amended and restated agreement provides for severance benefits consisting of fringe benefits for one year (two years if termination is in connection with a Change in Control) and a lump sum payment equal to one year’s salary (two years if termination is in connection with a Change in Control), plus the target bonus for the year of termination (which must be at least 65% of his salary) (two times the target bonus if

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
termination is in connection with a Change in Control), plus a pro rata bonus through the date of termination upon termination of his employment without cause or for good reason. His amended and restated employment agreement expires June 17, 2011, unless earlier terminated as provided in the agreement, except that the term is automatically extended for additional one-year periods effective one year before it would otherwise expire (i.e., so that the remaining term will be two years), unless either party provides the other with notice that the term will not be extended and such notice provided at least one year before the term would otherwise expire. All officers have agreed not to compete with us and not to solicit our employees during specified periods following the termination of employment, and they have agreed to various confidentiality obligations. The estimated financial exposure of these employment agreements, upon a change of control of the Company and termination of all of the executives without cause, is approximately $2,191,000.
          We entered into a Contract Development and Exclusive Licensing Agreement with NeuroPhysics Corporation as of September 18, 2006. The agreement provides us with feasibility research, contract development and consulting services and certain ownership and licensing rights, subject to the rights of the United States Federal government, to intellectual property and technical knowledge associated with several novel near-infrared spectroscopy, or “NIRS”, and imaging technologies and products under development at NeuroPhysics. We paid an initial license fee of $1,000,000. We terminated this agreement in February 2009, except for various provisions regarding our ownership of the technology related to the potential new products. In February 2009, we entered into a similar agreement with Shirley Research Corporation and Hugh F. Stoddart and Hugh A. Stoddart, and have agreed to pay monthly development and consulting fees of $15,000 a month during the term of the agreement and a royalty on future sales of the new products.
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
          The stock option plans provided for our issuance of options to purchase a maximum of 115,000 common shares under the 1991 plan and 2,560,000 common shares under the 1997 plan. The 2005 plan permits us to grant stock options, including both nonqualified options and incentive options, restricted stock and restricted stock units, up to 1,200,000 common shares. In addition, we granted options to employees independent of the plans. Options granted generally have a 10-year life, and vest over a three-year period, except the options granted in fiscal 2005 vested on November 30, 2005 and the options and restricted stock granted in fiscal 2006, fiscal 2007 and fiscal 2008 vest over a five-year period. Awards and expirations under the 1991 plan, 1997 plan, 2005 plan and independent of the plans during the years ended November 30, 2008, 2007 and 2006 are listed below.
          At November 30, 2008, no additional options may be granted under the 1991 plan or the 1997 plan, and 367,511 common shares were available to be granted or awarded under the 2005 plan.
          During fiscal 2008, we granted 253,000 stock options to our employees, directors and officers, at the market price on the date of grant, during fiscal 2007, we granted 96,000 stock options to our employees, directors and one of our officers, at the market price on the date of grant, and during fiscal 2006, we granted 239,000 stock options to our officers, employees, directors and one of our consultants, at the market price on the date of grant. During fiscal 2008, we also issued 5,273 restricted common shares to our employees in January 2008 and 70,000 restricted common shares to our officers in March 2008 valued at the market price on the date of grant of $21.81 and $12.61 respectively. During fiscal 2007, we issued 9,000 restricted common shares to our officers valued at the market price on the date of grant of $18.93, and during fiscal 2006, we issued 68,000 restricted common shares to

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
our officers valued at the market price on the date of grant of $18.06. These stock options and restricted shares vest and are expensed in the financial statements over five years. During fiscal 2008, 66,800 stock options and 15,400 restricted common shares vested, during fiscal 2007 47,800 stock options and 13,600 restricted common shares vested, and during fiscal 2006 no stock options or restricted common shares vested. As a result of the stock options and restricted common shares that we granted during fiscal 2006, 2007 and 2008, we have recorded $1,338,590 in stock compensation expense in fiscal 2008 in accordance with SFAS No. 123 (R). As a result of the stock options and restricted common shares that we granted during fiscal 2006 and 2007, we recorded $781,308 in stock compensation expense in fiscal 2007 in accordance with SFAS No. 123(R). As a result of the stock options and restricted common shares that we granted during fiscal 2006, we recorded $304,248 in stock compensation expense in fiscal 2006 in accordance with SFAS No. 123(R).
          As of November 30, 2008, there was $5,247,791 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 4 years. As of November 30, 2007, there was $3,606,518 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost was expected to be recognized over a weighted average period of 4 years. As of November 30, 2006, there was $3,260,855 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost was expected to be recognized over a weighted average period of 4.5 years.
          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2008, 2007 and 2006: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) of 59.30 percent for 2008 (47.00 percent for 2007 and 54.00 percent for 2006), risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) of 2.35 percent for 2008 (5.0 percent for 2007 and 2006), expected lives of 6 years for 2008 (6 years for 2007 and 2006) and dividend yield of 0 percent. The fair value of restricted common shares was estimated based on the market value of the common shares on the date of issuance.
          A summary of our stock option activity and related information for the years ended November 30, 2008, 2007 and 2006 is as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Common	Exercise	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding December 1,	1,895,656	$6.75	2,071,990	$6.01	1,914,232	$4.59
Options granted	253,000	13.56	96,000	19.25	239,000	17.30
Options exercised	(319,969)	4.17	(271,334)	5.47	(79,742)	5.52
Options canceled	(6,500)	14.92	(1,000)	18.85	(1,500)	17.56

Options outstanding November 30,	1,822,187	8.12	1,895,656	6.75	2,071,990	6.01

Options exercisable November 30,	1,352,587	$5.51	1,609,456	$4.76	1,832,990	$4.53

          As of November 30, 2008, the aggregate intrinsic value of stock options outstanding was $17,165,002, and the aggregate intrinsic value of stock options exercisable was $16,271,622. As of November 30, 2007, the aggregate intrinsic value of stock options outstanding was $25,136,399, and the aggregate intrinsic value of stock options exercisable was $24,544,204. As of November 30, 2006, the aggregate intrinsic value of stock options outstanding was $27,743,946, and the aggregate intrinsic value of stock options exercisable was $27,256,561. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $5,589,429, $3,707,681 and $1,188,554, respectively.

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
          A summary of the price ranges of our stock options outstanding and exercisable as of November 30, 2008 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Range of Exercise	Options	Exercise	Remaining	Options	Exercise	Remaining
Prices	Outstanding	Price	Life (years)	Exercisable	Price	Life (years)
$1.70 - $10.00	1,067,438	$2.92	3.23	1,067,438	$2.92	3.23
$10.01 - $15.00	366,253	13.11	7.99	173,753	13.67	6.50
$15.01 - $19.93	388,496	17.70	8.08	111,396	17.69	7.74

Total	1,822,187	$8.12	5.22	1,352,587	$5.51	4.02

          The weighted-average grant-date fair value of options granted during fiscal 2008, 2007 and 2006 was $7.83, $9.97 and $9.78, respectively. The total fair value of shares vested during fiscal 2008, 2007 and 2006 was $936,463, $713,021 and $0, respectively. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during fiscal 2008, 2007 and 2006.
8. Acquisitions
          In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a technology development company, for approximately $2,000,000 in cash plus the assumption of specified liabilities. ICU Data Systems has developed a patented technology that integrates data from a broad array of hospital bedside devices, such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. The patent underlying the technology is licensed by us from the University of Florida College of Medicine and Engineering and expires in 2023. The data integration technology allows customized presentation of data from various bedside devices for comparison on the same display and on the same timeline. The device can also calculate and display derived parameters, or calculated parameters based on the combination of two or more discrete parameters. In addition, device can provide user-defined, automated event marks and alerts. All resulting information can be stored for inclusion in the patient record and clinical research.
          We plan to further develop and launch our newly-acquired data integration technology as a stand-alone device in mid-2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. To support the addition of the derived parameter features to the system, we will pursue a new FDA 510(k) clearance in 2009. In addition, we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product for launch expected in the second half of 2010. We also plan to pursue a new FDA 510(k) clearance for this integrated device in 2010.
          Upon our acquisition of ICU Data Systems, Inc.’s assets in November 2008, the purchase price was allocated among the net tangible assets, other identifiable intangible assets and goodwill, as required by the relevant accounting standards. The value assigned to the identified intangible asset was based on a valuation model that included estimating the future cash flows of the technology and discounting the net cash flows back to their present value using an appropriate risk-adjusted rate of return (discount rate). See Note 2. The discount rate used was determined at the time of the acquisition in accordance with accepted valuation methods. Our assessment of the estimated fair value included making assumptions about the expected net revenues and operating income related to the acquired technology in future years, making allowance for the uncertainties regarding, among other things, the time and cost associated with the further advancement of the design and performance of the technology to ready it for market launch, the rate of adoption of the technology once it is launched into the marketplace, and the potential for competition related to the launched technology.

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
          Goodwill represents the amount by which the purchase price of the acquired business exceeds the estimated fair value of the net tangible and separately identifiable intangible assets of the acquired business, in addition to transaction costs recorded at cost. Goodwill is not amortized, but is tested at least annually for impairment. The technology acquisition costs intangible asset has an estimated useful life of 20 years, based on several patents related to the technology, and will be amortized on a straight-line basis over the estimated useful life. Intangible assets and goodwill are reviewed annually for impairment at the end of our fiscal year, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. The company evaluates impairment by comparing the fair value of the intangible asset, determined using a cash flow method, with its carrying value. No amortization expense was recorded related to the technology acquisition costs intangible asset for 2008 because the transaction closed in November 2008. As of November 30, 2008, the carrying value of the technology acquisition costs intangible asset was $246,318, and the carrying value of the goodwill was $1,679,713.
9. Major Customers and Foreign Sales
          Covidien, formerly Tyco Healthcare, our international distributor in Europe, the Middle East, South Africa and Canada for our INVOS System, accounted for 14 percent of net revenues for the fiscal year ended November 30, 2008, 13 percent of net revenues for the fiscal year ended November 30, 2007 and 15 percent of net revenues for the fiscal year ended November 30, 2006.
          Additionally, foreign net revenues for the fiscal year ended November 30, 2008 were $9,420,472, for the fiscal year ended November 30, 2007 were $7,024,902, and for the fiscal year ended November 30, 2006 were $5,424,536.
10. Segment Information
          We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Our products have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of our products, and also profitability on an enterprise-wide basis due to shared costs. Approximately 100 percent of our net revenues in fiscal 2008 and 2007 were derived from our INVOS System product line, compared to 99 percent of our net revenues in fiscal 2006.

QUARTERLY INFORMATION (unaudited)
          The following is a summary of our quarterly operating results for the fiscal years ended November 30, 2008 and 2007:

	Quarter
	First	Second	Third	Fourth
Year Ended November 30, 2008

Net revenues	$8,693,274	$12,740,063	$12,367,988	$13,654,292
Gross margin	7,676,450	11,060,807	10,650,130	11,818,974
Net income	1,028,429	3,052,252	3,046,454	3,319,112
Net income per common share — basic	$0.08	$0.23	$0.25	$0.28
Net income per common share — diluted	$0.07	$0.21	$0.23	$0.25

Year Ended November 30, 2007

Net revenues	$8,024,872	$9,122,178	$10,163,509	$11,275,273
Gross margin	7,023,149	8,075,061	8,825,091	9,936,385
Net income	1,683,551	2,406,456	2,792,689	2,799,585
Net income per common share — basic	$0.13	$0.18	$0.21	$0.21
Net income per common share — diluted	$0.12	$0.17	$0.19	$0.19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, both as of November 30, 2008. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of November 30, 2008. See Item 8 of this report for Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s Report, which are incorporated in this Item 9A by reference. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
          None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The information required by this Item 10 regarding our executive officers is included in the Supplemental Item in Part I of this report, and is incorporated in this Item 10 by reference. The information required by this Item 10 regarding our directors will be set forth under the captions “Election of Directors” and “Biographical Information” in our Proxy Statement in connection with the 2009 Annual Meeting of Shareholders scheduled to be held April 23, 2009, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement in connection with the 2009 Annual Meeting of Shareholders scheduled to be held April 23, 2009, and is incorporated in this Item 10 by reference.
          The information required by this Item 10 concerning our Code of Business Conduct and Ethics will be set forth under the caption “Code of Business Conduct and Ethics” in our Proxy Statement in connection with the 2009 Annual Meeting of Shareholders scheduled to be held April 23, 2009, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning the procedures by which security holders may recommend nominees to our board of directors will be set forth under the caption “Corporate Governance – Nominating Committee” in our Proxy Statement in connection with the 2009 Annual Meeting of Shareholders scheduled to be held April 23, 2009, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning our Audit Committee and our Audit Committee financial experts will be set forth under the caption “Corporate Governance – Audit Committee” and “Corporate Governance – Audit Committee Financial Expert” in our Proxy Statement in connection with the 2009 Annual Meeting of Shareholders scheduled to be held April 23, 2009, and is incorporated in this Item 10 by reference.
ITEM 11. EXECUTIVE COMPENSATION
          The information required by this Item 11 concerning executive compensation will be set forth under the caption “Executive Compensation” in our Proxy Statement in connection with the 2009 Annual Meeting of Shareholders scheduled to be held April 23, 2009, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee Interlocks and Insider Participation will be set forth under the caption “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in our Proxy Statement in connection with the 2009 Annual Meeting of Shareholders scheduled to be held April 23, 2009, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning the Compensation Committee Report will be set forth under the caption “Corporate Governance – Compensation Committee Report” in our Proxy Statement in connection with the 2009 Annual Meeting of Shareholders scheduled to be held April 23, 2009, and is incorporated in this Item 11 by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by this Item 12 concerning security ownership of certain beneficial owners and management will be set forth under the captions “Voting Securities and Principal Holders – Principal Holders of Our Voting Securities” and “Election of Directors” in our Proxy Statement in connection with the 2009 Annual Meeting of Shareholders scheduled to be held April 23, 2009, and is incorporated in this Item 12 by reference. The equity compensation plan information required by this Item 12 will be set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement in connection with the 2009 Annual Meeting of Shareholders scheduled to be held April 23, 2009, and is incorporated in this Item 12 by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          The information required by this Item 13 concerning transactions with related persons, if any, will be set forth under the caption “Certain Transactions” or “Compensation Committee Interlocks and Insider Participation” and under the caption “Review, Approval or Ratification of Transactions with Related Persons” in our Proxy Statement in connection with the 2009 Annual Meeting of Shareholders scheduled to be held April 23, 2009, and is incorporated in this Item 13 by reference. The information required by this Item 13 concerning director independence will be set forth under the caption “Corporate Governance – Independence” in our Proxy Statement in connection with the 2009 Annual Meeting of Shareholders scheduled to be held April 23, 2009, and is incorporated in this Item 13 by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required by this Item 14 concerning principal accountant fees and services will be set forth under the caption “Independent Accountants” in our Proxy Statement in connection with the 2009 Annual Meeting of Shareholders scheduled to be held April 23, 2009, and is incorporated in this Item 14 by reference.

PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

	Our financial statements for the following years are included in response to Item 8 of this report:

		Report of Independent Registered Public Accounting Firm
		Balance Sheets — November 30, 2008 and 2007
		Statements of Operations — For Each of the Three Years in the Period Ended November 30, 2008
		Statements of Shareholders’ Equity — For Each of the Three Years in the Period Ended November 30, 2008
		Statements of Cash Flows — For Each of the Three Years in the Period Ended November 30, 2008
		Notes to Financial Statements

	(2)	Financial Statement Schedules

		None.

	(3)	Exhibits

		The Exhibits to this report are as set forth in the “Exhibit Index” on pages 75 to 77 of this report. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified in the “Index to Exhibits” with an asterisk before the exhibit number.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Somanetics Corporation

Date: February 9, 2009	By:	/s/ Bruce J. Barrett

Bruce J. Barrett
President & Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE J. BARRETT	President and Chief Executive Officer and a Director	February 9, 2009

Bruce J. Barrett	(Principal Executive Officer)

/s/ WILLIAM M. IACONA	Vice President and Chief Financial Officer,	February 10, 2009

William M. Iacona	Controller, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES I. AUSMAN	Director	February 10, 2009

James I. Ausman, M.D., Ph.D.

/s/ DANIEL S. FOLLIS	Director	February 11, 2009

Daniel S. Follis

/s/ ROBERT R. HENRY	Director	February 9, 2009

Robert R. Henry

/s/ JOHN P. JUMPER	Director	February 10, 2009

John P. Jumper

/s/ RICHARD R. SORENSEN	Director	February 9, 2009

Richard R. Sorensen

EXHIBIT INDEX

Exhibit	Description

3(i)	Restated Articles of Incorporation of Somanetics Corporation, incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.

3(ii)	Amended and Restated Bylaws of Somanetics Corporation, incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 2, 2007 and filed November 5, 2007.

10.1	Lease Agreement, dated September 10, 1991, between Somanetics Corporation and WS Development Company, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1991.

10.2	Extension of Lease, between Somanetics Corporation and WS Development Company, dated July 22, 1994, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

10.3	Change in ownership of Lease Agreement for 1653 E. Maple Road, Troy, MI 48083, dated September 12, 1994, between Somanetics Corporation and First Industrial, L.P., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

10.4	Second Addendum, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 14, 1997, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.

10.5	Third Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 23, 1999, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

10.6	Fourth Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 13, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000.

10.7	Fifth Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated January 22, 2003, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

10.8	Sixth Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 21, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004.

*10.9	Somanetics Corporation Amended and Restated 1991 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

*10.10	Fourth Amendment to Somanetics Corporation 1991 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1992.

*10.11	Amended and Restated Fifth Amendment to Somanetics Corporation 1991 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

*10.12	Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

*10.13	First Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

*10.14	Second Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

EXHIBIT INDEX

Exhibit	Description

*10.15	Third Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

*10.16	Fourth Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

*10.17	Fifth Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002.

*10.18	Sixth Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

*10.19	Somanetics Corporation 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 24, 2005

*10.20	First Amendment to Somanetics Corporation 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated January 17, 2007 and filed January 23, 2007.

*10.21	Somanetics Corporation 2008 Executive Officer Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 17, 2007 and filed December 18, 2007.

*10.22	Somanetics Corporation 2009 Executive Officer Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 21, 2009 and filed January 23, 2009.

*10.23	Amended and Restated Employment Agreement between Somanetics Corporation and Bruce J. Barrett, dated as of June 17, 2008, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated June 17, 2008 and filed June 23, 2008.

*10.24	Amended and Restated Employment Agreement between Somanetics Corporation and Dominic J. Spadafore, dated as of June 17, 2008, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated June 17, 2008 and filed June 23, 2008.

*10.25	Form of Amended and Restated Change in Control Agreement, between Somanetics Corporation and executive officers, dated as of June 17, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 17, 2008 and filed June 23, 2008.

*10.26	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

*10.27	Form of Officer Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

*10.28	Form of Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

*10.29	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

*10.30	Form of 2005 Stock Incentive Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

*10.31	Form of 2005 Stock Incentive Plan Officer Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

*10.32	Form of 2005 Stock Incentive Plan Non-Officer Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

*10.33	Form of 2005 Stock Incentive Plan Director Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

EXHIBIT INDEX

Exhibit	Description

*10.34	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 29, 2006 and filed July 5, 2006.

*10.35	Stock Option Agreement, dated as of August 1, 2002, between Somanetics Corporation and Dominic J. Spadafore, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

*10.36	Summary of Outside Director Compensation, incorporated by reference to Item 1.01 to the Company’s Current Report on Form 8-K dated June 29, 2006 and filed July 5, 2006.

10.37	Contract Development Agreement, dated as of February 6, 2009 among Somanetics Corporation, Shirley Research Corporation, Hugh F. Stoddart, and Hugh A. Stoddart, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated February 6, 2009 and filed February 10, 2009.

10.38	Current Form of Somanetics Corporation Confidentiality Agreement used for testing hospitals and clinics, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1992.

10.39	Current Form of Somanetics Corporation Confidentiality Agreement used for the Company’s employees and agents, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1992.

14.1	Somanetics Corporation Code of Business Conduct and Ethics, as re-adopted December 18, 2008.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.