Form 10-Q
period 2009-02-28
SOMANETICS CORP
filed 2009-03-31
CIK 704328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009
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
Yes ☐ No ☑
     Number of common shares outstanding at March 31, 2009: 12,046,662

PART I FINANCIAL INFORMATION
SOMANETICS CORPORATION
BALANCE SHEETS

	February 28,	November 30,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,946,800	$37,166,141
Marketable securities	20,015,485	19,992,545
Accounts receivable	7,187,642	7,862,103
Inventory	3,200,353	2,960,422
Prepaid expenses	529,492	597,460
Accrued interest receivable	92,636	16,667
Deferred tax asset — current	164,615	164,615

Total current assets	55,137,023	68,759,953

PROPERTY AND EQUIPMENT (at cost):
Demonstration and no capital cost sales equipment at customers	4,037,213	3,919,296
Machinery and equipment	1,737,499	1,638,597
Furniture and fixtures	504,485	504,485
Leasehold improvements	197,450	197,450

Total	6,476,647	6,259,828
Less accumulated depreciation and amortization	(3,631,745)	(3,418,697)

Net property and equipment	2,844,902	2,841,131

OTHER ASSETS:
Long-term investments	27,634,325	12,837,710
Deferred tax asset — non-current	1,587,977	1,587,977
Intangible assets, net	243,239	246,318
Goodwill	1,679,713	1,679,713
Other	15,000	15,000

Total other assets	31,160,254	16,366,718

TOTAL ASSETS	$89,142,179	$87,967,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,070,770	$1,271,058
Accrued liabilities	819,872	1,848,672

Total current liabilities	1,890,642	3,119,730

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred shares; authorized, 1,000,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 12,042,662 shares at February 28, 2009, and 12,034,074 shares at November 30, 2008	120,427	120,341
Additional paid-in capital	92,431,505	91,330,305
Accumulated deficit	(5,300,395)	(6,602,574)

Total shareholders’ equity	87,251,537	84,848,072

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$89,142,179	$87,967,802

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Month
	Periods Ended
	February 28,	February 29,
	2009	2008

NET REVENUES	$11,155,354	$8,693,274
COST OF SALES	1,580,481	1,016,824

Gross Margin	9,574,873	7,676,450

OPERATING EXPENSES:
Research, development and engineering	423,161	330,436
Selling, general and administrative	7,314,699	6,498,148

Total operating expenses	7,737,860	6,828,584

OPERATING INCOME	1,837,013	847,866

OTHER INCOME:
Interest income	271,386	934,418

Total other income	271,386	934,418

INCOME BEFORE INCOME TAXES	2,108,399	1,782,284

INCOME TAX EXPENSE	(806,220)	(753,855)

NET INCOME	$1,302,179	$1,028,429

NET INCOME PER COMMON SHARE — BASIC	$.11	$.08

NET INCOME PER COMMON SHARE — DILUTED	$.10	$.07

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	12,038,368	13,450,691

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	12,898,920	14,759,732

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three-Month
	Periods Ended
	February 28,	February 29,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,302,179	$1,028,429
Adjustments to reconcile net income to net cash provided by operations:
Income tax expense	737,516	613,148
Depreciation and amortization	254,714	218,948
Stock compensation expense	384,430	238,437
Changes in assets and liabilities:
Accounts receivable decrease	674,461	1,965,926
Accrued interest income (increase) decrease	(75,969)	192,818
Inventory (increase)	(391,424)	(546,910)
Deferred income tax benefit (increase)	—	(7,488)
Prepaid expenses decrease	67,968	32,839
Accounts payable increase (decrease)	(200,288)	215,184
Accrued liabilities (decrease)	(1,028,800)	(911,260)
Accrued income tax expense (increase)	(20,659)	—

Net cash provided by operating activities	1,704,128	3,040,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and long-term investments	(15,023,401)	—
Proceeds from maturities of marketable securities and long-term investments	203,846	19,164,716
Acquisition of property and equipment	(103,914)	(91,114)

Net cash provided by (used in) investing activities	(14,923,469)	19,073,602

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares due to exercise of stock options	—	219,043

Net cash provided by financing activities	—	219,043

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,219,341)	22,332,716

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,166,141	33,172,977

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,946,800	$55,505,693

Supplemental Disclosure of Non cash investing activities:
Demonstration and no capital cost sales equipment capitalized from inventory (Note 2)	$151,493	$107,889

Supplemental Disclosure of Taxes paid:
Federal and state income taxes (Note 3)	$68,704	$148,195
See notes to financial statements

SOMANETICS CORPORATION
Notes to Financial Statements
(Unaudited)
February 28, 2009
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
     The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary for a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the three-month period ended February 28, 2009 do not necessarily indicate the results that you should expect for the fiscal year ending November 30, 2009. You should read the unaudited interim financial statements together with the financial statements and related notes for the fiscal year ended November 30, 2008 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds and treasury bills, classified as held to maturity, maturing approximately five months to five years from the date of acquisition, are stated at an amortized cost of $47,649,810, and have a market value of $47,859,564 at February 28, 2009.
     Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

	February 28,	November 30,
	2009	2008

Purchased components	$2,218,070	$2,141,050
Finished goods	837,715	587,808
Work in process	144,568	231,564

Total	$3,200,353	$2,960,422

     Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Depreciation expense was $251,635 and $217,220 for the quarters ended February 28, 2009 and February 29, 2008, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of February 28, 2009, we have capitalized $4,037,213 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,810,407. As of November 30, 2008, we have capitalized $3,919,296 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,820,503. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.
     Intangible Assets and Goodwill consist of technology acquisition costs and goodwill. The carrying amount and accumulated amortization of these technology acquisition costs are as follows:

SOMANETICS CORPORATION
Notes to Financial Statements — Continued
(Unaudited)
February 28, 2009

	February 28,	November 30,
	2009	2008

Technology acquisition costs	$246,318	$246,318
Less: accumulated amortization	(3,079)	—

Total	$243,239	$246,318

     Amortization expense related to the technology acquisition costs for the three months ended February 28, 2009 was approximately $3,100 and no amortization expense related to the technology acquisition costs was recorded for 2008. Amortization expense for each of the next 20 fiscal years is expected to be approximately $12,300 per year. As of November 30, 2008, the carrying value of the technology acquisition costs intangible asset was $246,318 and the carrying value of the goodwill was $1,679,713. As of February 28, 2009, the carrying value of the technology acquisition costs intangible asset was $243,239 and the carrying value of the goodwill was $1,679,713.
     Stock Compensation For the first quarter of fiscal 2009, we have recorded stock compensation expense of $384,430 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants. For the first quarter of fiscal 2008, we recorded stock compensation expense of $238,437. During the first quarter of fiscal 2009, no stock options were granted and we issued 8,588 restricted common shares to our employees with a market price of $16.31 per share on the date of grant. During the first quarter of fiscal 2008, we issued 5,273 restricted common shares to our employees with a market price of $21.81 per share on the date of grant. During the first quarter of 2009, no stock options vested and 1,055 restricted common shares vested with a total fair value of $23,010. No stock options or restricted common shares vested during the first quarter of fiscal 2008. There were no stock option exercises during the three months ended February 28, 2009. During the three months ended February 29, 2008, 54,750 stock options were exercised by our employees for gross proceeds to us of $219,043. The intrinsic value of these exercised stock options was $1,213,303.
     As of February 28, 2009, there was $5,003,431 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of approximately 4 years. As of February 29, 2008, there was $3,483,085 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. In addition, as of February 28, 2009, the aggregate intrinsic value of stock options outstanding was $7,430,443, and the aggregate intrinsic value of stock options exercisable was $9,033,945, and as of as of February 29, 2008, the aggregate intrinsic value of stock options outstanding was $38,585,390, and the aggregate intrinsic value of stock options exercisable was $35,773,785.
     No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first quarter of fiscal 2009 or during the first quarter of fiscal 2008.
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

SOMANETICS CORPORATION
Notes to Financial Statements — Continued
(Unaudited)
February 28, 2009

	Three months ended	Three months ended
	February 28, 2009	February 29, 2008
Weighted average shares — basic	12,038,368	13,450,691
Add: effect of dilutive common shares	860,552	1,309,041

Weighted average shares — diluted	12,898,920	14,759,732
     For the three months ended February 28, 2009, there were 746,257 stock options outstanding that were excluded from the computation of net income per common share — diluted, and there were no outstanding stock options that were excluded from the computation for the three months ended February 29, 2008. As of February 28, 2009 we had outstanding 1,821,187 stock options to purchase common shares, and as of February 29, 2008 we had outstanding 1,840,906 stock options to purchase common shares.
3. INCOME TAXES
     We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent six fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included making assumptions about the growth of our net revenues and pre-tax income in future years, making allowance for the uncertainties regarding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. As of February 28, 2009, we concluded that it was more likely than not that approximately $1,753,000 of our net deferred tax assets will be realized.
     Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.
     During the first quarter of fiscal 2009, we recorded an income tax expense on our statement of operations at an estimated effective tax rate of 38 percent as a result of certain additional state tax expenses recorded in the quarter. We expect our effective tax rate for fiscal 2009 to approximate 37 percent. During the first quarter of fiscal 2008, we recorded an income tax expense on our statement of operations at an estimated effective tax rate of 42 percent as a result of certain additional state tax expenses recorded in the quarter.
     During the first quarter of fiscal 2009 we paid no income taxes for alternative minimum tax due and paid approximately $68,700 for state income taxes due. During the first quarter of fiscal 2008 we paid income taxes of approximately $7,500 for alternative minimum tax due and approximately $140,700 for state income taxes due.
4. ACCRUED LIABILITIES
     Accrued liabilities consist of the following:

SOMANETICS CORPORATION
Notes to Financial Statements — Continued
(Unaudited)
February 28, 2009

	February 28, 2009	November 30, 2008

Incentive Compensation	$325,382	$978,520
Sales Commissions	179,760	637,516
Taxes	142,343	121,683
Professional Fees	89,353	39,500
Clinical Research	64,554	51,671
Warranty	18,480	19,440
401(k) Match	—	342

Total	$819,872	$1,848,672

5. COMMITMENTS AND CONTINGENCIES
     We may become subject to product liability claims by patients or physicians, and may become a defendant in product liability or malpractice litigation.
6. SEGMENT INFORMATION
     We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Our products have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of our products, and also profitability on an enterprise-wide basis due to shared costs. 100 percent of our net revenues in the first quarter of fiscal 2009 and 2008 were derived from our INVOS System product line.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 28, 2009
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
     Net Revenues and Cost of Sales
          We derive our revenues primarily from sales of INVOS Systems to hospitals in the United States through our direct sales team and independent sales representative firms, although we expect to derive modest revenues in fiscal 2009 from our newly-acquired data integration technology, which we plan to launch as a stand-alone device in mid-2009 through our direct sales team. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Covidien in Europe, Canada, the Middle East and South Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable sensors. Revenues from outside the United States contributed 22 percent to our first quarter fiscal 2009 net revenues. As a percentage of net revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 28, 2009
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
          We have increased the size of our direct sales team and expect to increase the size of our U.S. direct sales team in fiscal 2009. In addition we are planning to hire direct salespersons and clinical specialists in Europe to support Covidien. We also expect increased sales and marketing expenses and increased stock compensation expenses in fiscal 2009. As a result, we expect selling, general and administrative expenses to increase in fiscal 2009.
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
Results of Operations
     Three Months Ended February 28, 2009 Compared to Three Months Ended February 29, 2008
          Net Revenues. Our net revenues increased $2,462,080, or 28 percent, from $8,693,274 in the three-month period ended February 29, 2008 to $11,155,354 in the three-month period ended February 28, 2009. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $1,301,442, or 17 percent, from $7,442,777 in the first quarter of fiscal 2008 to $8,744,219 in the first quarter of fiscal 2009. This increase was primarily due to an increase in sales of the disposable sensor of $1,218,930, or 18 percent, primarily as a result of a 13 percent increase in sensor unit

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 28, 2009
sales. In addition, sales of the INVOS System Monitor in the United States increased $102,188, or 13 percent, primarily as a result of increased purchases by pediatric hospitals.

•	an increase in international sales of $1,160,638, or 93 percent, from $1,250,497 in the first quarter of fiscal 2008 to $2,411,135 in the first quarter of fiscal 2009. The increase in international sales was primarily due to increased purchases of our INVOS System monitor and disposable sensors by Covidien in Europe. In the first quarter of fiscal 2009, international sales represented 22 percent of our net revenues, compared to 14 percent of our net revenues in the first quarter of fiscal 2008. Purchases by Covidien accounted for 15 percent of net revenues in the first quarter of fiscal 2009.
          We sold 72,642 disposable sensors in the United States and 40,690 internationally in the first quarter of fiscal 2009. We placed 77 INVOS System monitors in the United States and 137 internationally in the first quarter of fiscal 2009, and our installed base of INVOS System monitors in the United States was 2,600, in 725 hospitals, as of February 28, 2009.
          Sales of our products as a percentage of net revenues were as follows:

	Three Months Ended
Product	February 28, 2009	February 29, 2008

Sensors	81%	83%
INVOS System Monitors	19%	17%

Total	100%	100%

          We believe that the current economic downturn in the Untied States and abroad could significantly lengthen the sales cycle for our products and reduce the growth in our net revenues in fiscal 2009.
          Gross Margin. Gross margin as a percentage of net revenues was 86 percent for the three months ended February 28, 2009 and 88 percent for the three months ended February 29, 2008. The decrease in our gross margin percentage is primarily attributable to increased international sales, due to lower margins we receive on sales to our international distributors. This decrease was partially offset by a five percent increase in the average selling price of disposable sensors in the United States, which is attributable to increased sales of our pediatric sensors, which sell for a higher price than the adult sensor.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $92,725, or 28 percent, from $330,436 in the first quarter of fiscal 2008 to $423,161 in the first quarter of fiscal 2009. The increase is primarily attributable to an increase in salaries due to the addition of research and development personnel in fiscal 2008 and 2009. We expect our research, development and engineering expenses to increase in fiscal 2009 primarily as a result of development costs associated with development of our newly-acquired data integration technology as a stand-alone device, development of a single product combining the data integration technology with our INVOS System technology, development costs associated with advances to the design and performance features of the INVOS System, including the disposable sensor, development costs associated with our Contract Development Agreement with Shirley Research Corporation and the hiring of additional research and development personnel.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $816,551, or 13 percent, from $6,498,148 for the three months ended February 29, 2008 to $7,314,699 for the three months ended February 28, 2009, primarily due to:

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 28, 2009
•	a $371,629 increase in salaries, wages, commissions and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 99 employees for the three months ended February 29, 2008 to an average of 115 employees for the three months ended February 28, 2009) and an increase in employee insurance premiums;

•	a $350,119 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, including trade shows and sales training;

•	a $145,993 increase in stock compensation expense due to stock compensation issued to our officers, employees, directors and one of our consultants in fiscal 2007 and 2008;

•	a $128,412 increase in recruiting and training, primarily as a result of an increase in the number of employees, principally in sales and marketing;

•	a $111,791 increase in office and administrative expenses, due to increased employees and costs associated with terminating our CorRestore license; and

•	a $58,121 increase in accrued incentive compensation expense due to our year-to-date 2009 financial performance, primarily increased sales and operating income in accordance with the 2009 incentive compensation plans.
These increases were partially offset by a $183,046 decrease in professional service fees due to decreased auditing, tax, and legal fees and a $177,240 decrease in commissions paid to our independent sales representative firms as a result of fewer independent sales representative firms in the first quarter of 2009.
We expect our selling, general and administrative expenses to increase in fiscal 2009, primarily as a result of our hiring additional direct sales personnel in fiscal 2008 and 2009, increased employee sales commissions payable as a result of increased sales, increased sales and marketing expenses and increased stock compensation expenses.
          Other Income. During the first quarter of fiscal 2009, interest income decreased to $271,386, from $934,418 in the first quarter of 2008, primarily due to decreased interest rates and the use of cash for the repurchase of common shares in fiscal 2008, partially offset by our increased investment balances and our cash provided by operating activities.
          Income Taxes. During the first quarter of fiscal 2009 and 2008, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 38 percent and 42 percent, respectively, as a result of certain additional state tax expenses recorded in the quarter. We expect our effective tax rate for fiscal 2009 to approximate 37 percent.
Liquidity and Capital Resources
     General
          Our principal sources of operating funds have been the proceeds from sales of our common shares and cash provided by operating activities.
          As of February 28, 2009, we did not have any outstanding or available debt financing arrangements, we had working capital of $53.2 million and our primary sources of liquidity were $23.9 million of cash and cash equivalents, $20.0 million of marketable securities and $27.6 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds and treasury bills, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 28, 2009
          We believe that cash, cash equivalents, marketable securities and long-term investments on hand at February 28, 2009 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.
     Cash Flows From Operating Activities
          Net cash provided by operations during the first quarter of fiscal 2009 and 2008 was $1,704,128 and $3,040,071, respectively. In the first quarter of fiscal 2009, cash was provided primarily by:
•	$2,678,839 of income before income taxes and non-cash depreciation, amortization and stock compensation expense; and

•	a $674,461 decrease in accounts receivable, primarily as a result of lower first quarter sales in fiscal 2009 than in the fourth quarter of fiscal 2008, partially offset by increased international sales in the first quarter of 2009 which have longer payment terms, and less timely collections.
Cash provided by operations in the first quarter of fiscal 2009 was partially offset by:
•	a $1,028,800 decrease in accrued liabilities, primarily as a result of the payment of year-end 2008 accruals, including incentive compensation and sales commissions;

•	a $391,424 increase in inventories, primarily due to the acquisition of components associated with our disposable sensors and our INVOS System monitor due to anticipated sales; inventories on our balance sheet increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below; and

•	a $200,288 decrease in accounts payable, primarily as a result of timing of payments made to vendors.

We expect our working capital requirements to increase as sales increase.
          The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $151,493 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during the first quarter of fiscal 2009, compared to $107,889 in the first quarter of fiscal 2008. As of February 28, 2009, we have capitalized $4,037,213 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,810,407. We depreciate these assets over five years.
     Cash Flows From Investing Activities
          Net cash used in investing activities in the first quarter of fiscal 2009 was $14,923,469 and net cash provided by investing activities in the first quarter of 2008 was $19,073,602. In the first quarter of fiscal 2009, net cash used in investing activities was primarily for investments in marketable securities and long-term investments, net of proceeds of maturities, of $14,819,555.
     Cash Flows From Financing Activities
          No net cash was provided by financing activities in the first quarter of fiscal 2009, and $219,043 was provided in the first quarter of fiscal 2008 as a result of the exercise of stock options.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 28, 2009
Contractual Obligations
          As of February 28, 2009, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 under the caption “Contractual Obligations.”
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements or financing activities.
Critical Accounting Policies
          We believe our most significant accounting policies relate to our accounting treatment of stock compensation of employees, our accounting treatment for income taxes, our revenue recognition associated with our no capital cost sales program and our recognition of a technology acquisition cost intangible asset and goodwill.
     Stock Compensation
          For the first quarter of fiscal 2009, we have recorded stock compensation expense of $384,430 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants during fiscal 2008, fiscal 2007 and fiscal 2006. For the first quarter of fiscal 2008, we recorded stock compensation expense of $238,437. During the first quarter of fiscal 2009, no stock options were granted and we issued 8,588 restricted common shares to our employees with a market price of $16.31 per share on the date of grant. During the first quarter of fiscal 2008, we issued 5,273 restricted common shares to our employees with a market price of $21.81 per share on the date of grant.
          As of February 28, 2009, there was $5,003,431 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of approximately 4 years. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first quarter of fiscal 2009 or during the first quarter of fiscal 2008.
          The fair value of the stock option grants was estimated on the date of grant using the Black-Scholes option-pricing model with assumptions regarding expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period), risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant), expected lives and dividend yields. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance. Different assumptions could significantly change the calculated grant date fair value, and, therefore, the amount of stock compensation expense we recognize over the vesting period of the awards. We believe, however, that our estimates are appropriate.
     Income Taxes
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent six fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included making assumptions about the growth of our net revenues and pre-tax income in future years, making allowance for the uncertainties regarding, among other things, our future rate of growth in net revenues, the rate of adoption of our products in the marketplace, and the potential for competition to enter the marketplace. As of February 28, 2009, we have also concluded that it is more likely than not that approximately $1,753,000 of such assets will be realized.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 28, 2009
          Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.
          During the first quarter of fiscal 2009, we recorded income tax expense on our statement of operations at an estimated effective tax rate of 38 percent as a result of certain additional state tax expenses recorded in the quarter. We expect our effective tax rate for fiscal 2009 to approximate 37 percent.
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
          We estimated the value of the technology acquisition costs intangible asset based on a valuation model that included estimating the future cash flows of the technology and discounting the net cash flows back to their present value using an appropriate risk-adjusted rate of return (discount rate). The discount rate used was determined at the time of the acquisition in accordance with accepted valuation methods. Our assessment of the estimated fair value included making assumptions about the expected net revenues and operating income related to the acquired technology in future years, making allowance for the uncertainties regarding, among other things, the time and cost associated with the further advancement of the design and performance of the technology to ready it for market launch, the rate of adoption of the technology once it is launched into the marketplace, and the potential for competition related to the launched technology. As of February 28, 2009, the carrying value of the technology acquisition costs intangible asset was $243,239 and the carrying value of the goodwill was $1,679,713.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The table below provides information about our financial instruments that are sensitive to changes in interest rates, consisting of investments in United States government agency bonds and treasury bills. For these financial instruments, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average fixed rates are based on the contract rates. The actual cash flows of all instruments are denominated in U.S. dollars. We invest our cash on hand not needed in current operations in United States government agency bonds and treasury bills with varying maturity dates with the intention of holding them until maturity.
February 28, 2009
Expected Maturity Dates By Fiscal Year

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Investments:

Marketable Securities and Long-term Investments:
Fixed Rate ($)	20,015,485	3,641,395	15,000,000	8,992,930	—	—	47,649,810	47,859,564
Average interest rate	5.33%	4.72%	1.79%	5.03%	N/A	N/A	4.11%
          During the first quarter of fiscal 2009, we purchased two new bonds for approximately $15,000,000 that are due to mature in 2011.

ITEM 4. CONTROLS AND PROCEDURES
          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of February 28, 2009 and any change in our internal control over financial reporting that occurred during our first fiscal quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of February 28, 2009. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our first fiscal quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table provides information with respect to any purchase made by or on behalf of us or any affiliated purchaser of our common shares for each month during our first quarter ended February 28, 2009:

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
December 1-31, 2008	0	—	0	13,550,580
January 1-31, 2009	0	—	0	13,550,580
February 1-28, 2009	0	—	0	13,550,580

Total	0	N/A	0

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

Somanetics Corporation (Registrant)
Date: March 31, 2009	By:	/s/ William M. Iacona
William M. Iacona
Vice President and Chief Financial Officer, Controller and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.