Form 10-Q
period 2009-05-31
SOMANETICS CORP
filed 2009-07-01
CIK 704328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
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
Yes ☐      No ☑
     Number of common shares outstanding at July 1, 2009: 12,088,962

PART I FINANCIAL INFORMATION
SOMANETICS CORPORATION
BALANCE SHEETS

	May 31,	November 30,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,542,614	$37,166,141
Marketable securities	30,416,677	19,992,545
Accounts receivable	7,755,698	7,862,103
Inventory	3,443,414	2,960,422
Prepaid expenses	336,004	597,460
Accrued interest receivable	175,117	16,667
Deferred tax asset — current	164,615	164,615

Total current assets	51,834,139	68,759,953

PROPERTY AND EQUIPMENT (at cost):
Demonstration and no capital cost sales equipment at customers	4,151,736	3,919,296
Machinery and equipment	1,834,989	1,638,597
Furniture and fixtures	535,049	504,485
Leasehold improvements	197,450	197,450

Total	6,719,224	6,259,828
Less accumulated depreciation and amortization	(3,804,637)	(3,418,697)

Net property and equipment	2,914,587	2,841,131

OTHER ASSETS:
Long-term investments	34,092,001	12,837,710
Deferred tax asset — non-current	1,672,977	1,587,977
Intangible assets, net	240,160	246,318
Goodwill	1,679,713	1,679,713
Other	15,000	15,000

Total other assets	37,699,851	16,366,718

TOTAL ASSETS	$92,448,577	$87,967,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$920,512	$1,271,058
Accrued liabilities	996,368	1,848,672

Total current liabilities	1,916,880	3,119,730

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred shares; authorized, 1,000,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 12,088,962 shares at May 31, 2009, and 12,034,074 shares at November 30, 2008	120,890	120,341
Additional paid-in capital	93,933,637	91,330,305
Accumulated deficit	(3,522,830)	(6,602,574)

Total shareholders’ equity	90,531,697	84,848,072

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$92,448,577	$87,967,802

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended May 31,		Ended May 31,
	2009	2008	2009	2008
NET REVENUES	$11,831,560	$12,740,063	$22,986,914	$21,433,338
COST OF SALES	1,603,755	1,679,256	3,184,236	2,696,081

Gross Margin	10,227,805	11,060,807	19,802,678	18,737,257

OPERATING EXPENSES:
Research, development and engineering	485,780	231,901	919,742	562,337
Selling, general and administrative	7,184,010	6,769,838	14,487,908	13,267,984

Total operating expenses	7,669,790	7,001,739	15,407,650	13,830,321

OPERATING INCOME	2,558,015	4,059,068	4,395,028	4,906,936

OTHER INCOME:
Interest income	328,836	700,685	600,221	1,635,102

Total other income	328,836	700,685	600,221	1,635,102

INCOME BEFORE INCOME TAXES	2,886,851	4,759,753	4,995,249	6,542,038

INCOME TAX EXPENSE	(1,109,286)	(1,707,501)	(1,915,505)	(2,461,356)

NET INCOME	$1,777,565	$3,052,252	$3,079,744	$4,080,682

NET INCOME PER COMMON SHARE — BASIC	$0.15	$0.23	$0.26	$0.31

NET INCOME PER COMMON SHARE — DILUTED	$0.14	$0.21	$0.24	$0.28

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	12,056,844	13,145,234	12,047,707	13,297,128

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	12,923,857	14,220,477	12,923,141	14,380,547

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six-Month
	Periods Ended
	May 31,	May 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,079,744	$4,080,682
Adjustments to reconcile net income to net cash provided by operations:
Income tax expense	1,698,384	2,231,465
Depreciation and amortization	522,240	455,828
Stock compensation expense	780,378	572,360
Changes in assets and liabilities:
Accounts receivable decrease (increase)	106,405	(409,478)
Accrued interest income (increase) decrease	(158,450)	433,409
Inventory (increase)	(839,528)	(917,435)
Deferred income tax benefit (increase)	(85,000)	(87,488)
Prepaid expenses decrease	261,456	275,673
Accounts payable (decrease) increase	(350,546)	161,468
Accrued liabilities (decrease)	(852,304)	(420,797)

Net cash provided by operating activities	4,162,779	6,375,687

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and long-term investments	(56,462,735)	—
Proceeds from maturities of marketable securities and long-term investments	24,784,312	23,445,120
Acquisition of property and equipment	(233,001)	(517,252)

Net cash (used in) provided by investing activities	(31,911,424)	22,927,868

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	—	(19,266,592)
Proceeds from issuance of common shares due to exercise of stock options	125,118	625,976

Net cash provided by (used in) financing activities	125,118	(18,640,616)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,623,527)	10,662,939

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,166,141	33,172,977

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,542,614	$43,835,916

Supplemental Disclosure of Non cash investing activities:
Demonstration and no capital cost sales equipment capitalized from inventory (Note 2)	$356,536	$240,636

Supplemental Disclosure of Taxes paid:
Federal and state income taxes (Note 3)	$332,120	$317,380
See notes to financial statements

SOMANETICS CORPORATION
Notes to Financial Statements
(Unaudited)
May 31, 2009
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
     The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary for a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the six-month period ended May 31, 2009 do not necessarily indicate the results that you should expect for the fiscal year ending November 30, 2009. You should read the unaudited interim financial statements together with the financial statements and related notes for the fiscal year ended November 30, 2008 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds, classified as held to maturity, maturing approximately four months to five years from the date of acquisition, are stated at an amortized cost of $64,508,678, and have a market value of $64,880,481 at May 31, 2009.
     Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

	May 31,	November 30,
	2009	2008
Purchased components	$2,363,822	$2,141,050
Finished goods	863,272	587,808
Work in process	216,320	231,564

Total	$3,443,414	$2,960,422

     Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Depreciation expense was $516,082 and $452,731 for the six-month periods ended May 31, 2009 and May 31, 2008, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of May 31, 2009, we have capitalized $4,151,736 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,848,713. As of November 30, 2008, we have capitalized $3,919,296 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,820,503. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.
     Intangible Assets and Goodwill consist of technology acquisition costs and goodwill. The carrying amount and accumulated amortization of these technology acquisition costs are as follows:

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
May 31, 2009

	May 31,	November 30,
	2009	2008
Technology acquisition costs	$246,318	$246,318
Less: accumulated amortization	(6,158)	—

Total	$240,160	$246,318

     Amortization expense related to the technology acquisition costs for the six months ended May 31, 2009 was approximately $6,200 and no amortization expense related to the technology acquisition costs was recorded for 2008. Amortization expense for each of the next 20 fiscal years is expected to be approximately $12,300 per year. As of November 30, 2008, the carrying value of the technology acquisition costs intangible asset was $246,318 and the carrying value of the goodwill was $1,679,713. As of May 31, 2009, the carrying value of the technology acquisition costs intangible asset was $240,160 and the carrying value of the goodwill was $1,679,713. Intangible assets and goodwill are reviewed annually for impairment at the end of our fiscal year, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.
     Stock Compensation For the first two quarters of fiscal 2009, we have recorded stock compensation expense of $780,378 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants. For the first two quarters of fiscal 2008, we recorded stock compensation expense of $572,360. During the first six months of fiscal 2009, we granted 68,250 stock options to an officer, employees and directors in April 2009 at an exercise price of $14.77 on the date of grant. In addition, we issued 9,000 restricted common shares to an officer in April 2009 with a market value of $14.77 per share on the date of grant, and we issued 8,588 restricted common shares to our employees in January 2009 with a market value of $16.31 per share on the date of grant. During the first six months of fiscal 2008, we granted 197,500 stock options to our officers and employees in March 2008 at an exercise price of $12.61, and we granted 50,000 stock options to our directors in April 2008 at an exercise price of $16.82. In addition, we issued 70,000 restricted common shares to our officers in March 2008 with a market value of $12.61 per share on the date of grant, and we issued 5,273 restricted common shares to our employees in January 2008 with a market value of $21.81 per share on the date of grant. These options described above were granted under the 2005 Stock Incentive Plan, expire 10 years after grant and were granted at the closing sale price of the common shares as of the date of grant. The weighted-average grant-date fair value of the options granted during the first six months of fiscal 2009 and fiscal 2008 was $7.81 and $7.77, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 53.97% for 2009 and 59.30% for 2008, risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) 2.50% for 2009 and 2.35% for 2008, expected lives of approximately 6 years and a dividend yield of 0%. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance
     During the first two quarters of fiscal 2009, 52,500 stock options and 15,055 restricted common shares vested with a total fair value of $613,583. During the first two quarters of fiscal 2008, 3,000 stock options vested with a total fair value of $29,273. During the six months ended May 31, 2009, 37,300 stock options were exercised by our employees, directors and an officer for gross proceeds to us of $125,118. The intrinsic value of these exercised stock options was $383,184. During the six months ended May 31, 2008, 126,219 stock options were exercised by our employees and a director for gross proceeds to us of $625,976. The intrinsic value of these exercised stock options was $1,840,226.
     As of May 31, 2009, there was $5,748,466 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of approximately 4 years. As of May 31, 2008, there was $5,956,232 of total unrecognized

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
May 31, 2009
compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. In addition, as of May 31, 2009, the aggregate intrinsic value of stock options outstanding was $15,501,260 and the aggregate intrinsic value of stock options exercisable was $14,934,050, and as of May 31, 2008, the aggregate intrinsic value of stock options outstanding was $20,169,370 and the aggregate intrinsic value of stock options exercisable was $19,187,320.
     No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first two quarters of fiscal 2009 or during the first two quarters of fiscal 2008.
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

	2009
	Three Months	Six Months
Weighted average shares — basic	12,056,844	12,047,707
Add: effect of dilutive common shares	867,013	875,434

Weighted average shares — diluted	12,923,857	12,923,141

	2008
	Three Months	Six Months
Weighted average shares — basic	13,145,234	13,297,128
Add: effect of dilutive common shares	1,075,243	1,083,419

Weighted average shares — diluted	14,220,477	14,380,547
     For the three and six months ended May 31, 2009 there were 300,500 stock options outstanding that were excluded from the computation of net income per common share — diluted, and for the three and six months ended May 31, 2008 there were 268,000 stock options outstanding that were excluded from the computation of net income per common share — diluted, as the exercise price of these options exceeded the average market price per share of our common shares. As of May 31, 2009 we had outstanding 1,830,137 stock options to purchase common shares, and as of May 31, 2008 we had outstanding 2,016,937 stock options to purchase common shares.
3. INCOME TAXES
     We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent six fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included making assumptions about our net revenues and pre-tax income in future years, making allowance for the uncertainties regarding, among other things, our future net revenues, the rate of adoption of our products in the marketplace and the competition in the marketplace. As of May 31, 2009, we concluded that it is more likely than not that approximately $1,838,000 of such assets will be realized.
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

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
May 31, 2009
     During the first six months of fiscal 2009, we recorded an income tax expense on our statement of operations at an estimated effective tax rate of 38% as a result of certain additional state tax expenses recorded in the first quarter. We expect our effective tax rate for fiscal 2009 to approximate 37%. During the first six months of fiscal 2008, we recorded an income tax expense on our statement of operations at an estimated effective tax rate of 38% as a result of certain additional state tax expenses recorded in the first quarter.
     During the first six months of fiscal 2009 we paid income taxes of approximately $85,000 for alternative minimum tax due, and approximately $247,120 for state income taxes due. During the first six months of fiscal 2008 we paid income taxes of approximately $87,500 for alternative minimum tax due, and approximately $229,880 for state income taxes due.
4. ACCRUED LIABILITIES
     Accrued liabilities consist of the following:

	May 31,	November 30,
	2009	2008
Incentive Compensation	$584,094	$978,520
Sales Commissions	230,220	637,516
Taxes	91,683	121,683
Clinical Research	51,671	51,671
Warranty	22,800	19,440
Professional Fees	15,900	39,500
401(k) Match	—	342

Total	$996,368	$1,848,672

5. COMMITMENTS AND CONTINGENCIES
     We may become subject to product liability claims by patients or physicians, and may become a defendant in product liability or malpractice litigation.
6. SEGMENT INFORMATION
     We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Our products have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of our products, and also profitability on an enterprise-wide basis due to shared costs. 100% of our net revenues in the first two quarters of fiscal 2009 and 2008 were derived from our INVOS System product line.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2009
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
Overview
     We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that provides accurate, immediate blood oxygen measurements in the brain and elsewhere in the body in tissues beneath the sensor in patients greater than 2.5 kilograms at risk for restricted or no blood flow, and continuously measures changes in blood oxygen levels for individuals of any weight. The INVOS System is the only commercially-available cerebral/somatic oximeter proven to improve outcomes in patients above 2.5 kilograms, and is the only cerebral/somatic oximeter system cleared for use on neonates less than 2.5 kg.
     In November 2005, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in somatic tissue blood oxygen saturation in regions of the body other than the brain in patients with or at risk for restricted blood flow. In May 2008, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in blood oxygen saturation in any tissues beneath the sensor, not limited to brain and somatic tissue, in any individual. In April 2009, we received 510(k) clearance from the FDA to expand the indications for use to reflect the INVOS System’s ability to provide accurate, immediate blood oxygen saturation measurements in patients greater than 2.5 kilograms at risk for restricted or no blood flow, in addition to our previous FDA clearance to measure changes in blood oxygen saturation in any individual. In addition, this most recent 510(k) clearance expanded the labeling for our INVOS System to include the following new marketing claims:
•	The measurement of regional cerebral oxygen saturation (rSO2) is an indication of whether oxygen delivery to the brain is adequate. Prolonged declines in rSO2 are indicative of, or may result in, potential brain injury.
•	When used as an indication of compromised cerebral oxygenation, interventions to return the patient’s rSO2 to baseline using the INVOS System have been shown to improve outcomes after surgery.
•	In neonates, infants and children, cerebral and somatic rSO2 provide noninvasive indications of oxygen changes in the cerebral and peripheral circulatory systems and may provide an early indication of oxygen deficits associated with impending shock states and anaerobiosis.
Our four-channel cerebral and somatic INVOS System monitor, which we launched in the second quarter of 2006, can display information from four disposable sensors. This feature allows for the simultaneous monitoring of blood oxygen saturation in tissues beneath the sensor in four different places in the body in patients greater than 2.5 kilograms at risk for restricted or no blood flow, and also allows for the simultaneous monitoring of changes in blood oxygen saturation in four different places in the body in all individuals.
     In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a technology development company, for approximately $2,000,000 in cash plus the assumption of specified liabilities. ICU Data Systems has developed a patented technology that integrates data from a broad array of hospital bedside devices,

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2009
such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. We plan to further develop and launch our newly-acquired data integration technology as a stand-alone device we call Vital Sync™ in the third quarter of fiscal 2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. To support the addition of the derived parameter features to the system, we will pursue a new FDA 510(k) clearance in 2009. In addition, upon launching our Vital Sync System and gaining market experience with the stand-alone device, we expect to begin to invest to combine the ICU Data Systems and INVOS System technologies in a single product. Upon completion of development of a single product combining the Vital Sync System with our INVOS System technology, we also plan to pursue a new FDA 510(k) clearance for this integrated device.
Net Revenues and Cost of Sales
     We derive our revenues primarily from sales of INVOS Systems to hospitals in the United States through our direct sales team and independent sales representative firms, although we expect to derive modest revenues in fiscal 2009 from our Vital Sync System, which we plan to launch as a stand-alone device in the third quarter of 2009 through our direct sales team. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Covidien in Europe, Canada, the Middle East and South Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable sensors. Revenues from outside the United States contributed 21% to our first six months of fiscal 2009 net revenues. As a percentage of net revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.
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
     We have increased the size of our direct sales team and expect to increase the size of our U.S. direct sales team in fiscal 2009. In addition, we have hired and are planning to hire direct salespersons and clinical specialists in Europe to support Covidien. We also expect increased sales and marketing expenses and increased stock compensation expenses in fiscal 2009. As a result, we expect selling, general and administrative expenses to increase in fiscal 2009.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2009
     Research, development and engineering expenses consist of:
•	salaries, wages and related expenses of our research and development personnel and consultants;

•	costs of various development projects; and

•	costs of preparing and processing applications for FDA clearance of new products.
     We expect our research, development and engineering expenses to increase in fiscal 2009 primarily as a result of development costs associated with development of our Vital Sync System, development costs associated with advances to the design and performance features of the INVOS System, including the disposable sensor, development costs associated with our Contract Development Agreement with Shirley Research Corporation and the hiring of additional research and development personnel.
Results of Operations
Three Months Ended May 31, 2009 Compared to Three Months Ended May 31, 2008
     Net Revenues. Our net revenues decreased $908,503, or seven percent, from $12,740,063 in the three-month period ended May 31, 2008 to $11,831,560 in the three-month period ended May 31, 2009. The decrease in net revenues is primarily attributable to a decrease in U.S. sales of $905,963, or nine percent, from $10,218,227 in the second quarter of fiscal 2008 to $9,312,264 in the second quarter of fiscal 2009. This decrease in U.S. sales was primarily due to a decrease in sales of the INVOS System monitor in the United States of $2,094,378, or 77%, primarily as a result of the current economic downturn in the United States that is affecting hospital budget spending and lengthening the sales cycle for our INVOS System monitor. The decrease in U.S. sales was partially offset by increased sales of our disposable sensors of $1,191,915, or 16%, primarily as a result of an 11% increase in sensor unit sales.
     In the second quarter of fiscal 2009, international sales represented 21% of our net revenues, compared to 20% of our net revenues in the second quarter of fiscal 2008. Purchases by Covidien accounted for 11% of net revenues in the second quarter of fiscal 2009, compared to 12% in the same period of fiscal 2008.
     We sold 79,624 disposable sensors in the United States and 41,640 internationally in the second quarter of fiscal 2009. We placed 111 INVOS System monitors in the United States and 136 internationally in the second quarter of fiscal 2009, and our installed base of INVOS System monitors in the United States was 2,711, in 751 hospitals, as of May 31, 2009.
     Sales of our products as a percentage of net revenues were as follows:

	Three Months Ended May 31,
Product	2009	2008
Sensors	83%	68%
INVOS System Monitors	17%	32%

Total	100%	100%

     We believe that the current economic downturn in the United States and abroad could continue to significantly lengthen the sales cycle for our products and reduce the growth in our net revenues in fiscal 2009. We expect international net revenues to increase beginning in February 2010 as a result of new prices negotiated as part of our distribution agreement extension with Covidien.
     Gross Margin. Gross margin as a percentage of net revenues was 86% for the three months ended May 31, 2009 and 87% for the three months ended May 31, 2008. The decrease in our gross margin percentage is primarily attributable to decreased sales of the INVOS System monitor to pediatric hospitals in the United States

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2009
during the quarter and to increased international sales, due to the lower margins we receive on sales to our international distributors. This decrease was partially offset by a five percent increase in the average selling price of disposable sensors in the United States, which is attributable to increased sales of our pediatric sensors, which sell for a higher price than the adult sensor. We expect international gross margin to increase beginning in February 2010 as a result of new prices negotiated as part of our distribution agreement extension with Covidien.
     Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $253,879, or 109%, from $231,901 in the second quarter of fiscal 2008 to $485,780 in the second quarter of fiscal 2009. The increase is primarily attributable to a $102,962 increase in salaries due to the addition of research and development personnel in fiscal 2008 and 2009, $55,845 in development costs associated with our Vital Sync System, INVOS System and disposable sensor, and $45,000 in development costs associated with our Contract Development Agreement with Shirley Research Corporation. We expect our research, development and engineering expenses to increase in fiscal 2009 primarily as a result of development costs associated with development of our Vital Sync System, development costs associated with advances to the design and performance features of the INVOS System, including the disposable sensor, development costs associated with our Contract Development Agreement with Shirley Research Corporation and the hiring of additional research and development personnel.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $414,172, or six percent, from $6,769,838 for the three months ended May 31, 2008 to $7,184,010 for the three months ended May 31, 2009, primarily due to:
•	a $591,026 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 103 employees for the three months ended May 31, 2008 to an average of 120 employees for the three months ended May 31, 2009) and an increase in employee insurance premiums;

•	a $93,357 increase in professional service fees, primarily due to increased legal and accounting fees associated with the establishment of Somanetics International BV and the related branches and operations;

•	a $86,896 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, including trade shows and sales training; and

•	a $62,025 increase in stock compensation expense due to stock compensation issued to our officers, employees, directors and one of our consultants in fiscal 2008 and 2009.
These increases were partially offset by a $245,226 decrease in commissions paid to our sales employees, and a $223,275 decrease in commissions paid to our independent sales representative firms as a result of lower second quarter 2009 sales and fewer independent sales representative firms in the second quarter of 2009.
We expect our selling, general and administrative expenses to increase in fiscal 2009, primarily as a result of our hiring additional direct sales personnel in fiscal 2008 and 2009, increased sales and marketing expenses and increased stock compensation expenses.
     Other Income. During the second quarter of fiscal 2009, interest income decreased to $328,836, from $700,685 in the second quarter of 2008, primarily due to the use of cash for the repurchase of common shares in 2008, decreased interest rates and decreased cash and cash equivalents balances, partially offset by our increased investment balances and cash provided by operating activities.
     Income Taxes. During the second quarter of fiscal 2009 and 2008, we recognized income tax expense on our statement of operations at an estimated effective tax rate 38% and 36% respectively. We expect our effective tax rate for fiscal 2009 to approximate 37%.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2009
     Six Months Ended May 31, 2009 Compared to Six Months Ended May 31, 2008
          Net Revenues. Our net revenues increased $1,553,576, or seven percent, from $21,433,338 in the six-month period ended May 31, 2008 to $22,986,914 in the six-month period ended May 31, 2009. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $395,479, or two percent, from $17,661,005 in the first six months of fiscal 2008 to $18,056,484 in the first six months of fiscal 2009. The increase was primarily due to an increase in sales of the disposable sensor of $2,410,845, or 17%, primarily as a result of an 12% increase in sensor unit sales. This increase was partially offset by a decrease in sales of the INVOS System monitor in the United States of $1,992,190, or 56%, primarily as a result of the current economic downturn in the United States that is affecting hospital budget spending and lengthening the sales cycle for our INVOS System monitor; and

•	an increase in international sales of $1,158,097, or 31%, from $3,772,333 in the first six months of fiscal 2008 to $4,930,430 in the first six months of fiscal 2009. The increase in international sales was primarily due to increased purchases of our INVOS System monitor and disposable sensors by Covidien in Europe. In the first six months of fiscal 2009, international sales represented 21% of our net revenues, compared to 18% of our net revenues in the first six months of fiscal 2008. Purchases by Covidien accounted for 13% of net revenues in the first six months of fiscal 2009, compared to 10% of our net revenues in the same period of fiscal 2008.
     We sold 152,266 disposable sensors in the United States and 82,330 internationally in the first six months of fiscal 2009. We placed 188 INVOS System monitors in the United States and 273 internationally in the first six months of fiscal 2009.
     Sales of our products as a percentage of net revenues were as follows:

	Six Months Ended May 31,
Product	2009	2008
Sensors	82%	74%
INVOS System Monitors	18%	26%

Total	100%	100%

          Gross Margin. Gross margin as a percentage of net revenues was 86% for the six months ended May 31, 2009 and 87% for the six months ended May 31, 2008. The decrease in our gross margin percentage is primarily attributable to increased international sales, due to the lower margins we receive on sales to our international distributors, and decreased sales of the INVOS System monitor to pediatric hospitals in the United States during the six month period. This decrease was partially offset by a five percent increase in the average selling price of disposable sensors in the United States, which is attributable to increased sales of our pediatric sensors, which sell for a higher price than the adult sensors.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $357,405, or 64%, from $562,337 in the first two quarters of fiscal 2008 to $919,742 in the first two quarters of fiscal 2009. The increase is primarily attributable to a $174,814 increase in salaries primarily due to the addition of research and development personnel in fiscal 2008 and 2009, $57,321 in development costs associated with our Contract Development Agreement with Shirley Research Corporation, $46,872 in development costs associated with our Vital Sync System, and $41,166 in development costs associated with our INVOS System and disposable sensor.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2009
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,219,924, or nine percent, from $13,267,984 for the six months ended May 31, 2008 to $14,487,908 for the six months ended May 31, 2009, primarily due to:
•	a $1,020,140 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 101 employees for the six months ended May 31, 2008 to an average of 117 employees for the six months ended May 31, 2009) and an increase in employee insurance premiums;

•	a $440,624 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, including trade shows and sales training;

•	a $208,018 increase in stock compensation expense due to stock compensation issued to our officers, employees, directors and one of our consultants in fiscal 2008 and 2009; and

•	a $201,031 increase in recruiting and training, primarily as a result of an increase in the number of employees, principally in sales and marketing.
These increases were partially offset by a $302,711 decrease in commissions paid to our sales employees, and a $400,515 decrease in commissions paid to our independent sales representative firms as a result of lower fiscal 2009 sales and fewer independent sales representative firms in 2009.
          Other Income. During the first six months of fiscal 2009, interest income decreased to $600,221, from $1,635,102 in the first six months of 2008, primarily due to the use of cash for the repurchase of common shares in 2008, decreased interest rates and decreased cash and cash equivalents balances, partially offset by our increased investment balances and cash provided by operating activities.
          Income Taxes. During the first six months of fiscal 2009 and 2008, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 38% as a result of certain additional state tax expenses recorded in the first quarter.
Liquidity and Capital Resources
     General
          Our principal sources of operating funds have been the proceeds from sales of our common shares and cash provided by operating activities.
          As of May 31, 2009, we did not have any outstanding or available debt financing arrangements, we had working capital of $49.9 million and our primary sources of liquidity were $9.5 million of cash and cash equivalents, $30.4 million of marketable securities and $34.1 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.
          We believe that cash, cash equivalents, marketable securities and long-term investments on hand at May 31, 2009 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.
     Cash Flows From Operating Activities
          Net cash provided by operations during the first six months of fiscal 2009 and 2008 was $4,162,779 and $6,375,687, respectively. In the first six months of fiscal 2009, cash was provided primarily by:

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2009
•	$6,080,746 of income before income taxes and non-cash depreciation, amortization and stock compensation expense;

•	a $261,456 decrease in prepaid expenses, primarily due to the amortization of prepaid insurance payments paid in fiscal 2008; and

•	a $106,405 decrease in accounts receivable, primarily as a result of lower second quarter sales in fiscal 2009 than in the fourth quarter of fiscal 2008, partially offset by less timely collections in the second quarter of 2009.
Cash provided by operations in the first six months of fiscal 2009 was partially offset by:
•	an $839,528 increase in inventories, primarily due to the acquisition of components associated with our disposable sensors and our INVOS System monitor due to anticipated sales, and increased current inventory levels as a result of lower than expected second quarter sales; inventories on our balance sheet increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below;

•	an $852,304 decrease in accrued liabilities, primarily as a result of the payment of year-end 2008 accruals, including incentive compensation and sales commissions, partially offset by accruals in fiscal 2009 for incentive compensation and sales commissions as a result of year to date financial performance;

•	a $350,546 decrease in accounts payable, primarily as a result of timing of payments made to vendors, partially offset by increased inventories and operating expenses;

•	a $158,450 increase in accrued interest income, primarily due to our increased marketable securities and long-term investment balances partially offset by decreased interest rates; and

•	an $85,000 increase in deferred income tax benefits as a result of payments made for estimated alternative minimum tax that we expect will result in future tax credits when we use our net operating loss carryforwards.
          We expect our working capital requirements to increase as sales increase.
          The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $356,536 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during the first six months of fiscal 2009, compared to $240,636 in the first six months of fiscal 2008. As of May 31, 2009, we have capitalized $4,151,736 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,848,713. We depreciate these assets over five years.
     Cash Flows From Investing Activities
          Net cash used in investing activities in the first six months of 2009 was $31,911,424 and net cash provided by investing activities in the first six months of fiscal 2008 was $22,927,868. In the first six months of fiscal 2009, these expenditures were primarily for investments in marketable securities and long-term investments of $56,462,735, partially offset by maturities of marketable securities and long-term investments of $24,784,312.
     Cash Flows From Financing Activities
          Net cash provided by financing activities in the first six months of fiscal 2009 was $125,118 and net cash used in financing activities in the first six months of fiscal 2008 was $18,640,616. During the first six months of fiscal 2009, we issued 37,300 common shares as a result of the exercise of stock options by our employees, directors and an officer, for proceeds of $125,118.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2009
Contractual Obligations
          As of May 31, 2009, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 under the caption “Contractual Obligations.”
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
     Stock Compensation
          For the first two quarters of fiscal 2009, we have recorded stock compensation expense of $780,378 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants. For the first two quarters of fiscal 2008, we recorded stock compensation expense of $572,360. During the first six months of fiscal 2009, we granted 68,250 stock options to an officer, employees and directors in April 2009 at an exercise price of $14.77 per share on the date of grant. In addition, we issued 9,000 restricted common shares to an officer in April 2009 with a market value of $14.77 per share on the date of grant, and we issued 8,588 restricted common shares to our employees in January 2009 with a market value of $16.31 per share on the date of grant. During the first six months of fiscal 2008, we granted 197,500 stock options to our officers and employees in March 2008 at an exercise price of $12.61, and we granted 50,000 stock options to our directors in April 2008 at an exercise price of $16.82. In addition, we issued 70,000 restricted common shares to our officers in March 2008 with a market value of $12.61 per share on the date of grant, and we issued 5,273 restricted common shares to our employees in January 2008 with a market value of $21.81 per share on the date of grant.
          As of May 31, 2009, there was $5,748,466 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of approximately 4 years. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first two quarters of fiscal 2009 or during the first two quarters of fiscal 2008.
          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 53.97% for 2009 and 59.30% for 2008, risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) 2.50% for 2009 and 2.35% for 2008, expected lives of approximately 6 years and a dividend yield of 0%. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance. Different assumptions could significantly change the calculated grant date fair value and, therefore, the amount of stock compensation expense we recognize over the vesting period of the awards. We believe, however, that our estimates are appropriate.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2009
     Income Taxes
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent six fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included making assumptions about our net revenues and pre-tax income in future years, making allowance for the uncertainties regarding, among other things, our future net revenues, the rate of adoption of our products in the marketplace and the competition in the marketplace. As of May 31, 2009, we have concluded that it is more likely than not that approximately $1,838,000 of such assets would be realized.
          Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.
          During the first six months of fiscal 2009, we recorded an income tax expense on our statement of operations at an estimated effective tax rate of 38% as a result of certain additional state tax expenses recorded in the first quarter. We expect our effective tax rate for fiscal 2009 to approximate 37%.
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
          We estimated the value of the technology acquisition costs intangible asset based on a valuation model that included estimating the future cash flows of the technology and discounting the net cash flows back to their present value using an appropriate risk-adjusted rate of return (discount rate). The discount rate used was determined at the time of the acquisition in accordance with accepted valuation methods. Our assessment of the estimated fair value included making assumptions about the expected net revenues and operating income related to the acquired technology in future years, making allowance for the uncertainties regarding, among other things, the time and cost associated with the further advancement of the design and performance of the technology to ready it for market launch,

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2009
the rate of adoption of the technology once it is launched into the marketplace, and the potential for competition related to the launched technology. As of May 31, 2009, the carrying value of the technology acquisition costs intangible asset was $240,160 and the carrying value of the goodwill was $1,679,713.
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

	May 31, 2009
	Expected Maturity Dates By Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Investments:
Marketable Securities and Long-term Investments:
Fixed Rate ($)	17,965,833	20,538,773	20,000,000	6,004,072	—	—	64,508,678	64,880,481
Average interest rate	0.42%	1.37%	3.01%	4.60%	N/A	N/A	1.91%
          During the first quarter of fiscal 2009, we purchased two new bonds for approximately $15,000,000 that are due to mature in 2011. During the second quarter of fiscal 2009, two of our treasury bills matured for approximately $20,000,000 and one of our bonds that was due to mature in 2012 was called for approximately $4,000,000. We reinvested the proceeds, along with approximately an additional $17,000,000, into new bonds with maturity dates in fiscal 2009, 2010, 2011 and 2012.

ITEM 4. CONTROLS AND PROCEDURES
          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of May 31, 2009 and any change in our internal control over financial reporting that occurred during our second fiscal quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of May 31, 2009. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our second fiscal quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table provides information with respect to any purchase made by or on behalf of us or any affiliated purchaser of our common shares for each month during our second quarter ended May 31, 2009:

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
March 1-31, 2009	0	—	0	13,550,580
April 1-30, 2009	0	—	0	13,550,580
May 1-31, 2009	0	—	0	13,550,580

Total	0	N/A	0

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Our Annual Meeting of Shareholders was held on April 23, 2009. At the Annual Meeting, Daniel S. Follis was elected as a director and the terms of office of Bruce J. Barrett, Dr. James I. Ausman, Richard R. Sorensen and John P. Jumper as directors continued after the meeting. 9,978,018 votes were cast for, and 427,818 votes were withheld from, Mr. Follis’ election. There were no abstentions or broker non-votes in connection with the election of Mr. Follis at the Annual Meeting.

ITEM 6. EXHIBITS

10.1	Seventh Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership L.P., dated April 16, 2009.

10.2	Summary of Outside Director Compensation, incorporated by reference to Item 8.01 to the Company’s Current Report on Form 8-K dated May 7, 2009 and filed on May 8, 2009.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Somanetics Corporation (Registrant)

Date: July 1, 2009	By:	/s/ William M. Iacona
William M. Iacona
Vice President and Chief Financial Officer, Controller and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Seventh Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership L.P., dated April 16, 2009.

10.2	Summary of Outside Director Compensation, incorporated by reference to Item 8.01 to the Company’s Current Report on Form 8-K dated May 7, 2009 and filed on May 8, 2009.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.