Form 10-Q
period 2009-08-31
SOMANETICS CORP
filed 2009-09-28
CIK 704328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
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
Yes   ☑     No   ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐     No   ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller-reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☑
     Number of common shares outstanding at September 28, 2009: 12,088,962

PART I FINANCIAL INFORMATION
SOMANETICS CORPORATION

ITEM 1.	FINANCIAL STATEMENTS
BALANCE SHEETS

	August 31,	November 30,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,724,822	$37,166,141
Marketable securities	28,988,437	19,992,545
Accounts receivable	7,924,399	7,862,103
Inventory	3,665,636	2,960,422
Prepaid expenses	363,007	597,460
Accrued interest receivable	184,409	16,667
Deferred tax asset — current	164,615	164,615

Total current assets	62,015,325	68,759,953

PROPERTY AND EQUIPMENT (at cost):
Demonstration and no capital cost sales equipment at customers	4,322,125	3,919,296
Machinery and equipment	1,923,695	1,638,597
Furniture and fixtures	545,796	504,485
Leasehold improvements	197,450	197,450

Total	6,989,066	6,259,828
Less accumulated depreciation and amortization	(4,021,496)	(3,418,697)

Net property and equipment	2,967,570	2,841,131

OTHER ASSETS:
Long-term investments	28,002,534	12,837,710
Deferred tax asset — non-current	1,782,977	1,587,977
Intangible assets, net	237,081	246,318
Goodwill	1,679,713	1,679,713
Other	15,000	15,000

Total other assets	31,717,305	16,366,718

TOTAL ASSETS	$96,700,200	$87,967,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,045,984	$1,271,058
Accrued liabilities	1,275,659	1,848,672

Total current liabilities	2,321,643	3,119,730

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred shares; authorized, 1,000,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 12,088,962 shares at August 31, 2009, and 12,034,074 shares at November 30, 2008	120,890	120,341
Additional paid-in capital	95,551,450	91,330,305
Accumulated deficit	(1,293,783)	(6,602,574)

Total shareholders’ equity	94,378,557	84,848,072

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,700,200	$87,967,802

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
	2009	2008	2009	2008
NET REVENUES	$12,513,135	$12,367,988	$35,500,049	$33,801,326
COST OF SALES	1,542,901	1,717,858	4,727,137	4,413,939

Gross Margin	10,970,234	10,650,130	30,772,912	29,387,387

OPERATING EXPENSES:
Research, development and engineering	476,184	332,236	1,395,926	894,574
Selling, general and administrative	7,277,898	6,155,551	21,765,806	19,423,534

Total operating expenses	7,754,082	6,487,787	23,161,732	20,318,108

OPERATING INCOME	3,216,152	4,162,343	7,611,180	9,069,279

OTHER INCOME:
Interest income	312,271	562,178	912,493	2,197,280

Total other income	312,271	562,178	912,493	2,197,280

INCOME BEFORE INCOME TAXES	3,528,423	4,724,521	8,523,673	11,266,559

INCOME TAX EXPENSE	(1,299,377)	(1,678,067)	(3,214,882)	(4,139,424)

NET INCOME	$2,229,046	$3,046,454	$5,308,791	$7,127,135

NET INCOME PER COMMON SHARE — BASIC	$0.18	$0.25	$0.44	$0.55

NET INCOME PER COMMON SHARE — DILUTED	$0.17	$0.23	$0.41	$0.51

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	12,088,962	12,079,089	12,061,559	12,889,638

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	12,957,120	13,247,953	12,926,752	13,919,212

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine-Month
	Periods Ended
	August 31,	August 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,308,791	$7,127,135
Adjustments to reconcile net income to net cash provided by operations:
Income tax expense	2,898,049	3,837,802
Depreciation and amortization	798,029	702,601
Stock compensation expense	1,198,528	954,993
Changes in assets and liabilities:
Accounts receivable (increase)	(62,296)	(248,966)
Accrued interest income (increase) decrease	(167,742)	297,951
Inventory (increase)	(1,284,318)	(1,183,438)
Deferred income tax benefit (increase)	(195,000)	(172,488)
Prepaid expenses decrease	234,453	298,144
Accounts payable (decrease)	(225,074)	(61,451)
Accrued liabilities (decrease)	(573,013)	(359,741)

Net cash provided by operating activities	7,930,407	11,192,542

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and long-term investments	(58,496,804)	—
Proceeds from maturities of marketable securities and long-term investments	34,336,088	27,641,147
Acquisition of property and equipment	(336,128)	(592,633)

Net cash (used in) provided by investing activities	(24,496,844)	27,048,514

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	—	(31,449,420)
Proceeds from issuance of common shares due to exercise of stock options	125,118	1,238,078

Net cash provided by (used in) financing activities	125,118	(30,211,342)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,441,319)	8,029,714

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,166,141	33,172,977

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,724,822	$41,202,691

Supplemental Disclosure of Non cash investing activities:
Demonstration and no capital cost sales equipment capitalized from inventory (Note 2)	$579,104	$378,661

Supplemental Disclosure of Taxes paid:
Federal and state income taxes (Note 3)	$541,833	$474,110
See notes to financial statements

SOMANETICS CORPORATION
Notes to Financial Statements
(Unaudited)
August 31, 2009
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
     The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary for a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the nine-month period ended August 31, 2009 do not necessarily indicate the results that you should expect for the fiscal year ending November 30, 2009. You should read the unaudited interim financial statements together with the financial statements and related notes for the fiscal year ended November 30, 2008 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds, classified as held to maturity, maturing approximately six months to five years from the date of acquisition, are stated at an amortized cost of $56,990,971, and have a market value of $57,362,824 at August 31, 2009.
     Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

	August 31,	November 30,
	2009	2008

Purchased components	$2,660,275	$2,141,050
Finished goods	835,020	587,808
Work in process	170,341	231,564

Total	$3,665,636	$2,960,422

     Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Depreciation expense was $788,793 and $699,504 for the nine-month periods ended August 31, 2009 and August 31, 2008, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of August 31, 2009, we have capitalized $4,322,125 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,898,851. As of November 30, 2008, we have capitalized $3,919,296 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,820,503. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.
     Intangible Assets and Goodwill consist of technology acquisition costs and goodwill. The carrying amount and accumulated amortization of these technology acquisition costs are as follows:

SOMANETICS CORPORATION
Notes to Financial Statements — Continued
(Unaudited)
August 31, 2009

	August 31,	November 30,
	2009	2008

Technology acquisition costs	$246,318	$246,318
Less: accumulated amortization	(9,237)	—

Total	$237,081	$246,318

     Amortization expense related to the technology acquisition costs for the nine months ended August 31, 2009 was approximately $9,200 and no amortization expense related to the technology acquisition costs was recorded for 2008. Amortization expense for each of the next 20 fiscal years is expected to be approximately $12,300 per year. As of November 30, 2008, the carrying value of the technology acquisition costs intangible asset was $246,318 and the carrying value of the goodwill was $1,679,713. As of August 31, 2009, the carrying value of the technology acquisition costs intangible asset was $237,081 and the carrying value of the goodwill was $1,679,713. Intangible assets and goodwill are reviewed annually for impairment at the end of our fiscal year, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.
     Stock Compensation For the first three quarters of fiscal 2009, we have recorded stock compensation expense of $1,198,528 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants. For the first three quarters of fiscal 2008, we recorded stock compensation expense of $954,993. During the first nine months of fiscal 2009, we granted 68,250 stock options to an officer, employees and directors in April 2009 at an exercise price of $14.77 on the date of grant. In addition, we issued 9,000 restricted common shares to an officer in April 2009 with a market value of $14.77 per share on the date of grant, and we issued 8,588 restricted common shares to our employees in January 2009 with a market value of $16.31 per share on the date of grant. During the first nine months of fiscal 2008, we granted 197,500 stock options to our officers and employees in March 2008 at an exercise price of $12.61, we granted 50,000 stock options to our directors in April 2008 at an exercise price of $16.82 and we granted 5,500 stock options to employees in June 2008 at an exercise price of $18.19. In addition, we issued 70,000 restricted common shares to our officers in March 2008 with a market value of $12.61 per share on the date of grant, and we issued 5,273 restricted common shares to our employees in January 2008 with a market value of $21.81 per share on the date of grant. These options described above were granted under the 2005 Stock Incentive Plan, expire 10 years after grant and were granted at the closing sale price of the common shares as of the date of grant. The weighted-average grant-date fair value of the options granted during the first nine months of fiscal 2009 and fiscal 2008 was $7.81 and $7.83, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 53.97% for 2009 and 59.30% for 2008, risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) 2.50% for 2009 and 2.35% for 2008, expected lives of approximately 6 years and a dividend yield of 0%. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance
     During the first three quarters of fiscal 2009, 110,000 stock options and 28,655 restricted common shares vested with a total fair value of $1,424,144. During the first three quarters of fiscal 2008, 59,400 stock options and 13,600 restricted common shares vested with a total fair value of $828,114. During the nine months ended August 31, 2009, 37,300 stock options were exercised by our employees, directors and an officer for gross proceeds to us of $125,118. The intrinsic value of these exercised stock options was $383,184. During the nine months ended August 31, 2008, 294,969 stock options were exercised by our employees and directors for gross proceeds to us of $1,238,078. The intrinsic value of these exercised stock options was $5,227,929.
     As of August 31, 2009, there was $5,330,316 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a

SOMANETICS CORPORATION
Notes to Financial Statements — Continued
(Unaudited)
August 31, 2009
weighted average period of approximately 3.5 years. As of August 31, 2008, there was $5,631,388 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. In addition, as of August 31, 2009, the aggregate intrinsic value of stock options outstanding was $8,674,849 and the aggregate intrinsic value of stock options exercisable was $9,589,637, and as of August 31, 2008, the aggregate intrinsic value of stock options outstanding was $30,921,910 and the aggregate intrinsic value of stock options exercisable was $26,204,816.
     No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first three quarters of fiscal 2009 or during the first three quarters of fiscal 2008.
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

	2009
	Three Months	Nine Months
Weighted average shares — basic	12,088,962	12,061,559
Add: effect of dilutive common shares	868,158	865,193

Weighted average shares — diluted	12,957,120	12,926,752

	2008
	Three Months	Nine Months
Weighted average shares — basic	12,079,089	12,889,638
Add: effect of dilutive common shares	1,168,864	1,029,574

Weighted average shares — diluted	13,247,953	13,919,212
     For the three and nine months ended August 31, 2009 there were 591,007 stock options outstanding that were excluded from the computation of net income per common share — diluted, as the exercise price of these options exceeded the average market price per share of our common shares. For the three and nine months ended August 31, 2008 there were no stock options outstanding that were excluded from the computation of net income per common share — diluted. As of August 31, 2009 we had outstanding 1,830,137 stock options to purchase common shares, and as of August 31, 2008 we had outstanding 1,847,187 stock options to purchase common shares.
3. INCOME TAXES
     We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent six fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included making assumptions about our net revenues and pre-tax income in future years, making allowance for the uncertainties regarding, among other things, our future net revenues, the rate of adoption of our products in the marketplace and the competition in the marketplace. As of August 31, 2009, we concluded that it is more likely than not that approximately $1,948,000 of such assets will be realized.
     Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.

SOMANETICS CORPORATION
Notes to Financial Statements — Continued
(Unaudited)
August 31, 2009
     During the first nine months of fiscal 2009, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 38% as a result of certain additional state tax expenses recorded in the first quarter. In addition, during fiscal 2009, we have begun to recognize deferred tax assets related to the exercise of stock options in prior years. These assets have been recognized as an increase in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable. We expect our effective tax rate for fiscal 2009 to approximate 37%. During the first nine months of fiscal 2008, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 37% as a result of certain additional state tax expenses recorded in the first quarter.
     During the first nine months of fiscal 2009 we paid income taxes of approximately $195,000 for alternative minimum tax due, and approximately $346,800 for state income taxes due. During the first nine months of fiscal 2008 we paid income taxes of approximately $172,500 for alternative minimum tax due, and approximately $301,610 for state income taxes due.
4. ACCRUED LIABILITIES
     Accrued liabilities consist of the following:

	August 31,	November 30,
	2009	2008

Incentive Compensation	$772,942	$978,520
Sales Commissions	296,176	637,516
Professional Fees	134,520	39,500
Clinical Research	51,671	51,671
Warranty	20,350	19,440
Taxes	—	121,683
401(k) Match	—	342

Total	$1,275,659	$1,848,672

5. COMMITMENTS AND CONTINGENCIES
     On July 22, 2009, Somanetics entered into a new lease agreement for an approximately 48,000 square foot, stand-alone office, assembly and storage facility. The lease agreement is for an initial 87 and a partial month term estimated to begin December 15, 2009, upon Somanetics’ occupancy of the premises, and ending March 31, 2017 and grants Somanetics two consecutive options to renew the lease for a term of five years each. The minimum monthly lease payment from the Commencement Date through the 15th full calendar month of the term will be approximately $36,900 (except that rent is abated for the first three months of the term), excluding other occupancy costs, and it will increase to approximately $42,800 during the term of the lease, excluding other occupancy costs. Rent expense will be recorded on a straight-line basis over the lease term. Somanetics also pays other occupancy costs relating to the premises, including utilities, taxes and insurance.
     The new premises replace our existing headquarters, manufacturing facility and warehouse space in Troy, Michigan, which we currently lease under a lease that expires March 31, 2010. We believe that this new facility is suitable and adequate for our present needs and for the foreseeable future and will allow for substantial expansion of our business and number of employees. Approximate future minimum lease commitments are as follows:

SOMANETICS CORPORATION
Notes to Financial Statements — Continued
(Unaudited)
August 31, 2009

Year ending November 30,
2009	$43,200
2010	365,100
2011	450,100
2012	461,400
2013	472,900
2014	484,700
2015	497,000
2016	509,600
2017	171,200

Total	$3,455,200

     On August 7, 2009, Somanetics filed a patent infringement action against CAS Medical Systems, Inc. in the United States District Court for the Eastern District of Michigan. The complaint asserts that CAS Medical’s FORE-SIGHT® Cerebral Oximeter willfully infringes upon one or more of Somanetics’ patents. The complaint also asserts that CAS Medical has engaged in unfair competition and false advertising, by making false or misleading statements in connection with its advertising and promotion of FORE-SIGHT, and false or misleading statements related to Somanetics’ products. The complaint seeks, among other things, compensation for damages and an injunction against CAS Medical from infringing upon Somanetics’ patents. CAS Medical Systems, Inc.’s CEO has stated that he does not believe CAS Medical has infringed on these patents or engaged in unfair competition and that it intends to vigorously defend all of the claims.
     We may become subject to product liability claims by patients or physicians, and may become a defendant in product liability or malpractice litigation.
6. SEGMENT INFORMATION
     We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Our products have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of our products, and also profitability on an enterprise-wide basis due to shared costs. 100% of our net revenues in the first three quarters of fiscal 2009 and 2008 were derived from our INVOS System product line.
7. SUBSEQUENT EVENTS
     We evaluated all subsequent events from the date of the balance sheet through September 28, 2009, which represents the date these financial statements are being filed with the SEC. There were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2009
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Overview
     We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that provides accurate, real-time blood oxygen measurements in the brain and elsewhere in the body in tissues beneath the sensor in patients greater than 2.5 kilograms, and continuously measures changes in blood oxygen levels for individuals of any weight. The INVOS System is the only commercially-available cerebral/somatic oximeter proven to improve outcomes.
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

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2009
     In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a technology development company, for approximately $2,000,000 in cash plus the assumption of specified liabilities. ICU Data Systems has developed a patented technology that integrates data from a broad array of hospital bedside devices, such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. We launched our newly-acquired data integration technology as a stand-alone device we call Vital Sync™ in the third quarter of fiscal 2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. To support the addition of the derived parameter features to the system, we will pursue a new FDA 510(k) clearance in 2009. In addition, upon launching our Vital Sync System and gaining market experience with the stand-alone device, we expect to begin to invest to combine the ICU Data Systems and INVOS System technologies in a single product. Upon completion of development of a single product combining the Vital Sync System with our INVOS System technology, we also plan to pursue a new FDA 510(k) clearance for this integrated device.
     Net Revenues and Cost of Sales
     We derive our revenues primarily from sales of INVOS Systems to hospitals in the United States through our direct sales team and independent sales representative firms, although we expect to derive modest revenues in fiscal 2009 from our Vital Sync System, which we launched as a stand-alone device in the third quarter of 2009 through our direct sales team. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Covidien in Europe, Canada, the Middle East and South Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable sensors. Revenues from outside the United States contributed 20% to our first nine months of fiscal 2009 net revenues. As a percentage of net revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.
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
     We have increased the size of our direct sales team and expect to increase the size of our U.S. direct sales team in fiscal 2009. In addition, we have hired and are planning to hire direct salespersons and clinical specialists in Europe to support Covidien. We expect selling, general and administrative expenses to increase in fiscal 2009, as a result of these hirings, and as a result of increased sales and marketing expenses and stock compensation expenses. In addition, we expect our selling, general and administrative expenses to increase in fiscal 2010, primarily as a

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2009
result of the lease agreement that we have entered into for our new corporate headquarters and assembly and storage facility, and the patent infringement action that we have filed against CAS Medical Systems, Inc.
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
Results of Operations
     Three Months Ended August 31, 2009 Compared to Three Months Ended August 31, 2008
     Net Revenues. Our net revenues increased $145,147, or 1%, from $12,367,988 in the three-month period ended August 31, 2008 to $12,513,135 in the three-month period ended August 31, 2009. The increase in net revenues is primarily attributable to an increase in U.S. sales of $979,433, or 10%, from $9,399,612 in the third quarter of fiscal 2008 to $10,379,045 in the third quarter of fiscal 2009. This increase in U.S. sales was primarily due to an increase in sales of our disposable sensors of $1,017,245, or 13%, primarily as a result of a 10% increase in sensor unit sales.
     The increase in U.S. sales was partially offset by a decrease in international sales of $834,286, or 28%, from $2,968,376 in the three month period ended August 31, 2008 to $2,134,090 in the three month period ended August 31, 2009. This decrease was primarily due to a $1,064,206, or 58%, decrease in sales of the INVOS System monitor, primarily to Covidien in Europe, as a result of the current economic downturn internationally that is affecting hospital budget spending and lengthening the sales cycle for our INVOS System monitor. This decrease was partially offset by a $229,920, or 20%, increase in sales of our disposable sensors, primarily to Covidien in Europe.
     In the third quarter of fiscal 2009, international sales represented 17% of our net revenues, compared to 24% of our net revenues in the third quarter of fiscal 2008. Purchases by Covidien accounted for 12% of net revenues in the third quarter of fiscal 2009, compared to 19% in the same period of fiscal 2008.
     We sold 83,540 disposable sensors in the United States and 48,590 internationally in the third quarter of fiscal 2009. We placed 89 INVOS System monitors in the United States and 87 internationally in the third quarter of fiscal 2009, and our installed base of INVOS System monitors in the United States was 2,800, in 765 hospitals, as of August 31, 2009.
     Sales of our products as a percentage of net revenues were as follows:

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2009

	Three Months Ended August 31,
Product	2009	2008

Sensors	84%	75%
INVOS System Monitors	16%	25%

Total	100%	100%

     We believe that the current economic downturn in the United States and abroad could continue to significantly lengthen the sales cycle for our products and reduce the growth in our net revenues in fiscal 2009. We expect international net revenues to increase beginning in February 2010 as a result of new prices negotiated as part of our distribution agreement extension with Covidien.
     Gross Margin. Gross margin as a percentage of net revenues was 88% for the three months ended August 31, 2009 and 86% for the three months ended August 31, 2008. The increase in our gross margin percentage is primarily attributable to decreased international sales, due to the lower margins we receive on sales to our international distributors. We expect international gross margin to increase beginning in February 2010 as a result of new prices negotiated as part of our distribution agreement extension with Covidien.
     Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $143,948, or 43%, from $332,236 in the third quarter of fiscal 2008 to $476,184 in the third quarter of fiscal 2009. The increase is primarily attributable to a $120,860 increase in salaries, primarily due to the addition of research and development personnel in fiscal 2008 and 2009, and $83,138 in development costs associated with our Contract Development Agreement with Shirley Research Corporation and the development of our Vital Sync System, partially offset by a $78,153 decrease in development cost associated with our INVOS System and disposable sensor. We expect our research, development and engineering expenses to increase in fiscal 2009 primarily as a result of development costs associated with development of our Vital Sync System, development costs associated with advances to the design and performance features of the INVOS System, including the disposable sensor, development costs associated with our Contract Development Agreement with Shirley Research Corporation and the hiring of additional research and development personnel.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,122,347, or 18%, from $6,155,551 for the three months ended August 31, 2008 to $7,277,898 for the three months ended August 31, 2009, primarily due to:
•	a $557,210 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 105 employees for the three months ended August 31, 2008 to an average of 126 employees for the three months ended August 31, 2009) and an increase in employee insurance premiums;

•	a $406,841 increase in professional service fees, primarily due to increased legal and accounting fees associated with the establishment of Somanetics International BV and the related branches and operations, and legal fees associated with corporate and intellectual property matters;

•	a $216,305 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, including trade shows, sales training and advertising expenses;

•	a $86,797 increase in office and administrative expenses, primarily due to the addition of new employees during fiscal 2009 and the establishment of Somanetics International BV and the hiring of employees in the related branches and operations; and

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2009
•	a $35,516 increase in stock compensation expense due to stock compensation issued to our officers, employees, directors and one of our consultants in fiscal 2009.
These increases were partially offset by a $187,704 decrease in commissions paid to our sales employees, and a $62,698 decrease in commissions paid to our independent sales representative firms as a result of lower third quarter 2009 sales and fewer independent sales representative firms in the third quarter of 2009.
We expect our selling, general and administrative expenses to increase in fiscal 2009, primarily as a result of our hiring additional direct sales personnel in fiscal 2008 and 2009, increased sales and marketing expenses and increased stock compensation expenses. In addition, we expect our selling, general and administrative expenses to increase in fiscal 2010, primarily as a result of the lease agreement that we have entered into for our new corporate headquarters and assembly and storage facility, and the patent infringement action that we have filed against CAS Medical Systems, Inc.
     Other Income. During the third quarter of fiscal 2009, interest income decreased to $312,271, from $562,178 in the third quarter of 2008, primarily due to the use of cash for the repurchase of common shares in 2008, decreased interest rates and decreased cash and cash equivalents balances, partially offset by our increased investment balances and cash provided by operating activities.
     Income Taxes. During the third quarter of fiscal 2009 and 2008, we recognized income tax expense on our statement of operations at an estimated effective tax rate 37% and 36% respectively. During fiscal 2009, we have begun to recognize deferred tax assets related to the exercise of stock options in prior years. These assets have been recognized as an increase in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable. We expect our effective tax rate for fiscal 2009 to approximate 37%.
     Nine Months Ended August 31, 2009 Compared to Nine Months Ended August 31, 2008
     Net Revenues. Our net revenues increased $1,698,723, or 5%, from $33,801,326 in the nine-month period ended August 31, 2008 to $35,500,049 in the nine-month period ended August 31, 2009. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $1,374,911, or 5%, from $27,060,617 in the first nine months of fiscal 2008 to $28,435,528 in the first nine months of fiscal 2009. The increase was primarily due to an increase in sales of the disposable sensors of $3,428,090, or 15%, primarily as a result of an 11% increase in sensor unit sales. This increase was partially offset by a decrease in sales of the INVOS System monitor in the United States of $2,011,502, or 42%, primarily as a result of the current economic downturn in the United States that is affecting hospital budget spending and lengthening the sales cycle for our INVOS System monitor; and

•	an increase in international sales of $323,812, or 5%, from $6,740,709 in the first nine months of fiscal 2008 to $7,064,521 in the first nine months of fiscal 2009. The increase in international sales was primarily due to increased sales of our disposable sensors of $837,600, or 29%, primarily as a result of purchases by Covidien in Europe. This increase was partially offset by a decrease in sales of the INVOS System monitor internationally of $513,788, or 13%, primarily due to reduced purchases by Covidien in Europe as a result of the current economic downturn internationally that is affecting hospital budget spending and lengthening the sales cycle for our INVOS System monitor. In the first nine months of fiscal 2009 and 2008, international sales represented 20% of our net revenues. Purchases by Covidien accounted for 13% of net revenues in the first nine months of fiscal 2009, compared to 14% of our net revenues in the same period of fiscal 2008.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2009
     We sold 235,806 disposable sensors in the United States and 130,920 internationally in the first nine months of fiscal 2009. We placed 277 INVOS System monitors in the United States and 360 internationally in the first nine months of fiscal 2009.
     Sales of our products as a percentage of net revenues were as follows:

	Nine Months Ended August 31,
Product	2009	2008

Sensors	83%	74%
INVOS System Monitors	17%	26%

Total	100%	100%

     Gross Margin. Gross margin as a percentage of net revenues was 87% for the nine months ended August 31, 2009 and August 31, 2008. During the first nine months of fiscal 2009, we realized a 4% increase in the average selling price of disposable sensors in the United States as a result of increased sales of our pediatric sensor, which sells for a higher price than the adult sensor. The increase in average selling prices described above was offset by decreased sales of the INVOS System monitor to pediatric hospitals in the United States during the period.
     Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $501,352, or 56%, from $894,574 in the first three quarters of fiscal 2008 to $1,395,926 in the first three quarters of fiscal 2009. The increase is primarily attributable to a $295,674 increase in salaries, primarily due to the addition of research and development personnel in fiscal 2008 and 2009, and $203,431 in development costs and expenses associated with our Contract Development Agreement with Shirley Research Corporation and the development of our Vital Sync System, partially offset by a $36,987 decrease in development costs associated with our INVOS System and disposable sensor.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,342,272, or 12%, from $19,423,534 for the nine months ended August 31, 2008 to $21,765,806 for the nine months ended August 31, 2009, primarily due to:
•	a $1,577,350 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 102 employees for the nine months ended August 31, 2008 to an average of 121 employees for the nine months ended August 31, 2009) and an increase in employee insurance premiums;

•	a $656,929 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, including sales training, trade shows and advertising expenses;

•	a $317,152 increase in professional service fees, primarily due to increased legal and accounting fees associated with the establishment of Somanetics International BV and the related branches and operations, and legal fees associated with corporate and intellectual property matters;

•	a $243,535 increase in stock compensation expense due to stock compensation issued to our officers, employees, directors and one of our consultants in fiscal 2008 and 2009;

•	a $242,607 increase in office and administrative expenses, primarily due to the addition of new employees during fiscal 2009 and the establishment of Somanetics International BV and the hiring of employees in the related branches and operations, and costs associated with terminating our CorRestore license; and

•	a $216,043 increase in recruiting and training, primarily as a result of an increase in the number of employees, principally in sales and marketing.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2009
These increases were partially offset by a $490,415 decrease in commissions paid to our sales employees, and a $463,213 decrease in commissions paid to our independent sales representative firms as a result of lower fiscal 2009 sales and fewer independent sales representative firms in 2009.
     Other Income. During the first nine months of fiscal 2009, interest income decreased to $912,493, from $2,197,280 in the first nine months of 2008, primarily due to the use of cash for the repurchase of common shares in 2008, decreased interest rates and decreased cash and cash equivalents balances, partially offset by our increased investment balances and cash provided by operating activities.
     Income Taxes. During the first nine months of fiscal 2009, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 38% as a result of certain additional state tax expenses recorded in the first quarter. In addition, during fiscal 2009, we have begun to recognize deferred tax assets related to the exercise of stock options in prior years. These assets have been recognized as an increase in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable. During the first nine months of fiscal 2008, we recognized income tax expense at an estimated effective tax rate of 37%.
Liquidity and Capital Resources
     General
     Our principal sources of operating funds have been the proceeds from sales of our common shares and cash provided by operating activities.
     As of August 31, 2009, we did not have any outstanding or available debt financing arrangements, we had working capital of $59.7 million and our primary sources of liquidity were $20.7 million of cash and cash equivalents, $29.0 million of marketable securities and $28.0 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.
     On August 7, 2009, Somanetics filed a patent infringement action against CAS Medical Systems, Inc. in the United States District Court for the Eastern District of Michigan. The complaint asserts that CAS Medical’s FORE-SIGHT® Cerebral Oximeter willfully infringes upon one or more of Somanetics’ patents. The complaint also asserts that CAS Medical has engaged in unfair competition and false advertising, by making false or misleading statements in connection with its advertising and promotion of FORE-SIGHT, and false or misleading statements related to Somanetics’ products. The complaint seeks, among other things, compensation for damages and an injunction against CAS Medical from infringing upon Somanetics’ patents. CAS Medical Systems, Inc.’s CEO has stated that he does not believe CAS Medical has infringed on these patents or engaged in unfair competition and that it intends to vigorously defend all of the claims. We expect our selling, general and administrative expenses to increase in fiscal 2010, in part as a result of this patent infringement action.
     We believe that cash, cash equivalents, marketable securities and long-term investments on hand as of August 31, 2009 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.
     Cash Flows From Operating Activities
     Net cash provided by operations during the first nine months of fiscal 2009 and 2008 was $7,930,407 and $11,192,542, respectively. In the first nine months of fiscal 2009, cash was provided primarily by:

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2009
•	$10,203,397 of income before income taxes and non-cash depreciation, amortization and stock compensation expense; and

•	a $234,453 decrease in prepaid expenses, primarily due to the amortization of prepaid insurance payments paid in fiscal 2008.
Cash provided by operations in the first nine months of fiscal 2009 was partially offset by:
•	an $1,284,318 increase in inventories, primarily due to lower than expected fiscal 2009 sales and the acquisition of components associated with our disposable sensors and our INVOS System monitor due to anticipated sales; inventories on our balance sheet increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below;

•	a $573,013 decrease in accrued liabilities, primarily as a result of the payment of year-end 2008 accruals, including incentive compensation, sales commissions and taxes, partially offset by accruals in fiscal 2009 for legal and accounting, incentive compensation and sales commissions as a result of year to date financial performance;

•	a $225,074 decrease in accounts payable, primarily as a result of timing of payments made to vendors, partially offset by increased inventories and operating expenses;

•	an $195,000 increase in deferred income tax benefits as a result of payments made for estimated alternative minimum tax that we expect will result in future tax credits when we use our net operating loss carryforwards;

•	an $167,742 increase in accrued interest income, primarily due to our increased marketable securities and long-term investment balances, partially offset by decreased interest rates; and

•	a $62,296 increase in accounts receivable, primarily as a result of the timing of more of the sales in the third quarter of fiscal 2009 towards the end of the quarter and less timely collections in the third quarter of fiscal 2009, partially offset by lower third quarter sales in fiscal 2009 than in the fourth quarter of fiscal 2008.
     We expect our working capital requirements to increase as sales increase.
     The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $579,104 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during the first nine months of fiscal 2009, compared to $378,661 in the first nine months of fiscal 2008. As of August 31, 2009, we have capitalized $4,322,125 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,898,851. We depreciate these assets over five years.
     Cash Flows From Investing Activities
     Net cash used in investing activities in the first nine months of 2009 was $24,496,844 and net cash provided by investing activities in the first nine months of fiscal 2008 was $27,048,514. In the first nine months of fiscal 2009, these expenditures were primarily for investments in marketable securities and long-term investments of $58,496,804, partially offset by maturities of marketable securities and long-term investments of $34,336,088.
     Cash Flows From Financing Activities
     Net cash provided by financing activities in the first nine months of fiscal 2009 was $125,118 and net cash used in financing activities in the first nine months of fiscal 2008 was $30,211,342. During the first nine months of

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2009
fiscal 2009, we issued 37,300 common shares as a result of the exercise of stock options by our employees, directors and an officer, for proceeds of $125,118.
Contractual Obligations
     The following information is provided as of August 31, 2009 with respect to our known contractual obligations specified in the following table, aggregated by type of contractual obligation:

Payments due by period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

Long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	$3,455,200	$297,600	$905,900	$951,800	$1,299,900
Purchase obligations	7,416,300	7,416,300	—	—	—
Other long-term liabilities	—	—	—	—	—
     Purchase obligations consist primarily of purchase orders executed for inventory components.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or financing activities.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2009
Critical Accounting Policies
     We believe our most significant accounting policies relate to our accounting treatment of stock compensation of employees, our accounting treatment for income taxes, our revenue recognition associated with our no capital cost sales program and our recognition of a technology acquisition cost intangible asset and goodwill.
     Stock Compensation
     For the first three quarters of fiscal 2009, we have recorded stock compensation expense of $1,198,528 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants. For the first three quarters of fiscal 2008, we recorded stock compensation expense of $954,993. During the first nine months of fiscal 2009, we granted 68,250 stock options to an officer, employees and directors in April 2009 at an exercise price of $14.77 per share on the date of grant. In addition, we issued 9,000 restricted common shares to an officer in April 2009 with a market value of $14.77 per share on the date of grant, and we issued 8,588 restricted common shares to our employees in January 2009 with a market value of $16.31 per share on the date of grant. During the first nine months of fiscal 2008, we granted 197,500 stock options to our officers and employees in March 2008 at an exercise price of $12.61, we granted 50,000 stock options to our directors in April 2008 at an exercise price of $16.82 and we granted 5,500 stock options to employees in June 2008 at and exercise price of $18.19. In addition, we issued 70,000 restricted common shares to our officers in March 2008 with a market value of $12.61 per share on the date of grant, and we issued 5,273 restricted common shares to our employees in January 2008 with a market value of $21.81 per share on the date of grant.
     As of August 31, 2009, there was $5,330,316 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of approximately 3.5 years. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first three quarters of fiscal 2009 or during the first three quarters of fiscal 2008.
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
     Income Taxes
     We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with SFAS No. 109, including our past operating results, the existence of cumulative losses over our history up to the most recent six fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included making assumptions about our net revenues and pre-tax income in future years, making allowance for the uncertainties regarding, among other things, our future net revenues, the rate of adoption of our products in the marketplace and the competition in the marketplace. As of August 31, 2009, we have concluded that it is more likely than not that approximately $1,948,000 of such assets would be realized.
     Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
August 31, 2009
evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.
     During the first nine months of fiscal 2009, we recorded an income tax expense on our statement of operations at an estimated effective tax rate of 38% as a result of certain additional state tax expenses recorded in the first quarter. In addition, during fiscal 2009, we have begun to recognize deferred tax assets related to the exercise of stock options in prior years. These assets have been recognized as an increase in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable. We expect our effective tax rate for fiscal 2009 to approximate 37%.
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
     We estimated the value of the technology acquisition costs intangible asset based on a valuation model that included estimating the future cash flows of the technology and discounting the net cash flows back to their present value using an appropriate risk-adjusted rate of return (discount rate). The discount rate used was determined at the time of the acquisition in accordance with accepted valuation methods. Our assessment of the estimated fair value included making assumptions about the expected net revenues and operating income related to the acquired technology in future years, making allowance for the uncertainties regarding, among other things, the time and cost associated with the further advancement of the design and performance of the technology to ready it for market launch, the rate of adoption of the technology once it is launched into the marketplace, and the potential for competition related to the launched technology. As of August 31, 2009, the carrying value of the technology acquisition costs intangible asset was $237,081 and the carrying value of the goodwill was $1,679,713.
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
August 31, 2009
Expected Maturity Dates By Fiscal Year

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Investments:

Marketable Securities and Long-term Investments:
Fixed Rate ($)	13,983,007	15,005,430	21,998,000	6,004,534	—	—	56,990,971	57,362,824
Average interest rate	0.45%	1.30%	1.79%	4.60%	N/A	N/A	1.63%
     During the first quarter of fiscal 2009, we purchased two new bonds for approximately $15,000,000 that are due to mature in 2011. During the second quarter of fiscal 2009, two of our treasury bills matured for approximately $20,000,000 and one of our bonds that was due to mature in 2012 was called for approximately $4,000,000. We reinvested the proceeds, along with approximately an additional $17,000,000, into new bonds with maturity dates in fiscal 2009, 2010, 2011 and 2012. During the third quarter of fiscal 2009, one of our bonds matured for approximately $4,000,000 and one of our bonds that was due to mature in 2010 was called for approximately $5,500,000. We reinvested approximately $2,000,000 of the proceeds into a new bond that is due to mature in 2011 and the remaining proceeds have not been reinvested as of August 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES
     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of August 31, 2009 and any change in our internal control over financial reporting that occurred during our third fiscal quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of August 31, 2009. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our third fiscal quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On August 7, 2009, Somanetics Corporation filed a patent infringement action against CAS Medical Systems, Inc. in the United States District Court for the Eastern District of Michigan. The complaint asserts that CAS Medical’s FORE-SIGHT® Cerebral Oximeter willfully infringes upon one or more of Somanetics’ patents. The complaint also asserts that CAS Medical has engaged in unfair competition and false advertising, by making false or misleading statements in connection with its advertising and promotion of FORE-SIGHT, and false or misleading statements related to Somanetics’ products. The complaint seeks, among other things, compensation for damages and an injunction against CAS Medical from infringing upon Somanetics’ patents. CAS Medical Systems, Inc.’s CEO has stated that he does not believe CAS Medical has infringed on these patents or engaged in unfair competition and that it intends to vigorously defend all of the claims.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information with respect to any purchase made by or on behalf of us or any affiliated purchaser of our common shares for each month during our third quarter ended August 31, 2009:

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

June 1-30, 2009	0	—	0	13,550,580
July 1-31, 2009	0	—	0	13,550,580
August 1-31, 2009	0	—	0	13,550,580

Total	0	N/A	0

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

ITEM 6. EXHIBITS

10.1	Lease, dated as of July 22, 2009, between Kirts Office Center Associates, L.L.C. and Somanetics Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 22, 2009 and filed on July 27, 2009.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Somanetics Corporation
(Registrant)

Date: September 28, 2009	By:	/s/ William M. Iacona
William M. Iacona
Vice President and Chief Financial Officer, Controller and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Lease, dated as of July 22, 2009, between Kirts Office Center Associates, L.L.C. and Somanetics Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 22, 2009 and filed on July 27, 2009.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.