Form 10-K
period 2009-11-30
SOMANETICS CORP
filed 2010-02-03
CIK 704328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-19095
SOMANETICS CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2394784
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2600 Troy Center Drive, Troy, Michigan	48084-4771
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 244-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $.01 per share	The NASDAQ Stock Market
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
          The aggregate market value of the common shares held by non-affiliates of the registrant as of May 29, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price as reported by NASDAQ on such date, was approximately $199,500,000.
The number of the registrant’s common shares outstanding as of February 2, 2010 was 11,946,102.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders, scheduled to be held April 21, 2010, are incorporated by reference in Part III, if the Proxy Statement is filed no later than March 29, 2010.

SOMANETICS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2009

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
          The brain is the organ least tolerant of oxygen deprivation. Without sufficient oxygen, brain damage may occur within minutes, which can result in paralysis, other disabilities or death. Brain oxygen information, therefore, is important, especially in surgical procedures requiring general anesthesia and in other critical care situations with a high risk of the brain getting less oxygen than it needs. The INVOS System consists of a portable monitoring system, including proprietary technology, which is used with multiple single-use disposable sensors, called SomaSensors or OxyAlert sensors. During our fiscal year ended November 30, 2009, net revenues from disposable sensors comprised approximately 81% of our net revenues. As of November 30, 2009, we had an installed base of 2,927 INVOS System monitors in the United States in 782 hospitals, and during fiscal 2009 we sold 502,026 sensors worldwide.
          Clinical studies have shown that using the INVOS System to monitor and provide information to help manage the regional brain blood oxygen saturation of patients is associated with significantly fewer incidences of major organ dysfunction, which can significantly improve patient outcomes and reduce hospital costs. During fiscal 2004, the results of the first prospective, randomized, blinded intervention trial were presented, and the results were published in the January 2007 issue of a peer-reviewed anesthesia journal. The study showed that when the INVOS System was used to monitor and provide information to help manage the regional brain blood oxygen saturation of coronary artery bypass surgery patients, the occurrence of major organ morbidity or mortality was reduced from 11% to 3% and patients with major organ morbidity or mortality have significantly longer length of stay in the intensive care unit, or ICU, than those without. Additionally, in 2004, the results of a large retrospective review showed a statistically significant greater than 50% reduction (2.01% versus 0.97%) in the incidence of permanent stroke when information from the INVOS System was used to help manage brain blood oxygen saturation of cardiac surgery patients. The results also showed a reduced length of hospital stay and reduced incidence of prolonged ventilation when the INVOS System was used.
          Our INVOS System has U.S. Food and Drug Administration, or FDA, clearance in the United States for use on adults, children, infants and neonates. We target the sale of the INVOS System for use in surgical procedures and other critical care situations with a high risk of oxygen imbalances. We initially focused our marketing efforts primarily on adult and pediatric cardiac surgeries and carotid artery surgeries. In fiscal 2005, we initiated selling and marketing efforts for the INVOS System in the pediatric ICU, and in fiscal 2008 we expanded the use of our INVOS System in the pediatric and neonatal ICUs with the launch of our smaller sensor. Some of our potential future markets may include other major surgeries involving high risk patients. While our initial focus has been commercializing the INVOS System to measure blood oxygen saturation changes in the brain, many clinicians in the pediatric and neonatal ICU use the INVOS System to assess changes in oxygen saturation in regions of the body other than the brain in addition to cerebral oxygen saturation.
          In November 2005, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in somatic tissue blood oxygen saturation in regions of the body other than the brain in patients with or at risk for restricted blood flow. In May 2008, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in blood oxygen saturation in any tissues beneath the sensor, not limited to brain and somatic tissue, in any individual. In April 2009, we received 510(k) clearance from the FDA to expand the indications for use to reflect the INVOS System’s ability to provide accurate, immediate blood oxygen saturation measurements in patients greater than 2.5 kilograms at risk for restricted or no blood flow, in addition to our previous FDA clearance to measure changes in blood oxygen saturation in any individual. In addition, this most recent 510(k) clearance expanded the labeling for our INVOS System to include the following new labeling claims:

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
          We are sponsoring and evaluating sponsorship of clinical trials which may allow us to more actively target the sale of the INVOS System for use in high risk patient populations and other patient populations. There are also numerous other independent clinical studies currently evaluating the use of the INVOS System.
          In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc. ICU Data Systems developed a patented technology that integrates data from a broad array of hospital bedside devices, such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. The data integration technology allows customized presentation of data from various bedside devices for comparison on the same display and on the same timeline. The device can also calculate and display derived parameters, or calculated parameters based on the combination of two or more discrete parameters. In addition, the device can produce user-defined, automated event marks and alerts. All resulting information can be stored for inclusion in the patient record and clinical research. We launched our newly-acquired data integration technology, as a stand-alone device that we call Vital Sync™, in the third quarter of fiscal 2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. To support the addition of the derived parameter features to the system, we have filed a new FDA 510(k) premarket notification in the fourth quarter of fiscal 2009. In addition, we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product in fiscal 2010. Upon completion of development of a single product combining the Vital Sync System with our INVOS System technology, we also plan to pursue a new FDA 510(k) clearance for this integrated device for a launch currently expected in mid-2011.
          We sell the INVOS System and Vital Sync System through a direct sales team in the United States, consisting of salespersons and clinical specialists, the size of which has increased from 53 persons at the end of fiscal 2007 to 63 persons at the end of fiscal 2009, and an independent sales representative firm. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Covidien in Europe, Canada, the Middle East and South Africa, and Edwards Lifesciences Ltd. in Japan. During fiscal 2009, we extended our distribution agreement with Covidien for three years beginning in February 2010 and in December 2009, we extended our distribution agreement with Edwards through fiscal 2014. We expect to increase the size of our U.S. direct sales team in fiscal 2010 and have hired and may hire additional direct salespersons and clinical specialists in Europe to support Covidien. Our net revenues have increased from $38.6 million in the fiscal year ended November 2007 to $50.0 million in fiscal 2009, representing a compounded annual growth rate of 13.8%. As a percentage of net revenues, our gross margin decreased from 88% in fiscal 2007 to 87% in fiscal 2009.
Our Corporate Information
          We were incorporated under the laws of the State of Michigan in 1982. Our principal executive offices are located at 2600 Troy Center Drive, Troy, Michigan 48084-4771, and our telephone number is (248) 244-1400. Our website address is www.somanetics.com. The information on, or that can be accessed through, our website is not a part of this report. Unless the context indicates otherwise, as used in this report, the terms “Somanetics,”

“Somanetics Corporation,” the “Company,” “we,” “us” and “our” refer to Somanetics Corporation, a Michigan corporation.
          Somanetics®, INVOS®, SomaSensor®, Window to the Brain®, Reflecting the Color of Life®, Enlightening Medicine®, OxyAlert®, OxyAlert NIRSensor®, and iCuro® are our United States registered trademarks. Each of the other trademarks, trade names or service marks appearing in this report is either pending registration or belongs to its respective holder.
Industry
     Market Opportunity
          We believe that in the United States in 2008 there were approximately five million surgeries involving elderly patients who, due to the type of surgery, age of the patient or other factors, have a higher risk of developing post-operative complications. Such surgeries include cardiac surgeries, carotid surgeries, orthopedic surgeries and other major general surgeries involving elderly patients. In addition, we believe that there are other patient populations, such as non-elderly adult, pediatric and neonatal patients, undergoing major surgeries and patients undergoing ICU treatment or in other critical care situations that face a high risk of tissue oxygen imbalances.
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
Our Solution
          Our INVOS System is a non-invasive patient monitoring system that provides accurate, real-time blood oxygen measurements in the brain and elsewhere in the body in tissues beneath the sensor in patients greater than 2.5 kilograms, and continuously measures changes in blood oxygen levels for individuals of any weight. We believe that our INVOS System addresses the market’s need for a solution that is non-invasive, continuous, immediate, effective and easy to use. The INVOS System is the only commercially-available cerebral/somatic oximeter proven to improve outcomes. The INVOS System, which is predominantly used in hospital critical care areas such as operating rooms and ICUs, consists of a portable monitoring system, including proprietary technology, which is used with multiple single-use disposable sensors. For multi-channel cerebral monitoring, disposable sensors are placed on both sides of a patient’s forehead and are connected to the monitor. The INVOS System uses our proprietary technology to analyze information received from the disposable sensors and provides a continuous digital and trend display of the blood oxygen saturation in the area of the body under the sensors. Our four-channel cerebral and somatic INVOS System monitor, which we launched in the fiscal 2006, can display information from four disposable sensors. This feature allows for the simultaneous monitoring of blood oxygen saturation in tissues beneath the sensor in four different places in the body in patients with or at risk for restricted blood flow.
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
          We launched our newly-acquired data integration technology, as a stand-alone device that we call Vital Sync™, in the third quarter of fiscal 2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. To support the addition of the derived parameter features to the system, we have filed a new FDA 510(k) premarket notification in the fourth quarter of fiscal 2009. In addition, we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product in fiscal 2010. Upon completion of development of a single product combining the Vital Sync System with our INVOS System technology, we also plan to pursue a new FDA 510(k) clearance for this integrated device for a launch currently expected in mid-2011.
Business Strategy
          Our objective is to establish the INVOS System as a standard of care in surgical procedures requiring general anesthesia and in other critical care situations. Key elements of our strategy include to:

•	Target Surgical Procedures and Other Critical Care Situations with a High Risk of Oxygen Imbalances. We target surgical procedures and other critical care situations with a high risk of oxygen imbalances. Some of our current and potential future markets include cardiac surgeries, carotid artery surgeries, pediatric and neonatal ICU applications, orthopedic surgeries and other major surgeries involving high risk patients. We believe that the medical professionals involved in these surgeries and ICU treatments are most aware of the risks of brain and other damage resulting from oxygen imbalances. Therefore, we believe that it will be easier to demonstrate the clinical importance of the information provided by the INVOS System to these professionals and potentially gain market acceptance for our products in connection with these surgeries and ICU treatments.

•	Sponsor Clinical Studies to Promote Expanded Acceptance of the INVOS System. We believe that our INVOS System has been evaluated in over 700 presentations, study abstracts and published papers. During the second quarter of fiscal 2004, results of both the first prospective, randomized clinical trial and a larger retrospective review evaluating the INVOS System were presented, which we believe have contributed to the INVOS System gaining further market penetration. In addition, in January 2007 the results of the first prospective, randomized clinical trial mentioned above were published in a peer-reviewed anesthesia journal. We plan to sponsor clinical studies using the INVOS System to demonstrate its benefits. We are also sponsoring and evaluating sponsorship of other clinical trials which may allow us to more actively target the sale of the INVOS System for use in other high risk patient populations and other patient populations. We use the results of clinical studies to help convince the medical community of the clinical importance of the information provided by the INVOS System. We also sponsor peer-to-peer educational opportunities and promote use of the INVOS System in regional centers of influence that we believe will influence its adoption by others. In early 2008, The Society of Thoracic Surgeons began collecting cerebral oximetry information as part of its STS Adult Cardiac Surgery Database, which is used to develop practice standards intended to improve qualify and safety.

•	Invest in Sales and Marketing Activities. We continue to increase our investment in our distribution network consisting of our direct sales employees, independent sales representative firm and distributors. We sell the INVOS System and Vital Sync System through a direct sales team in the United States, the size of which has increased from 53 persons at the end of fiscal 2007 to 63 persons at the end of fiscal 2009, and an independent sales representative firm. We expect to increase the size of our U.S. direct sales team in fiscal 2010 and have hired and may hire additional direct salespersons and clinical specialists in Europe to support Covidien and to sell our Vital Sync™ System. We participate in trade shows and medical conferences, ongoing peer-to-peer educational programs and targeted public relations opportunities.

•	Interface and Integrate Our Technology into Other Manufacturers’ Multi-Modality Systems. There are many existing monitoring systems in the operating room and the ICU. We would like to interface with these monitors. We have interfaced the INVOS System with the Philips Medical Systems’ VueLink System to provide data, alarm events and status messages from the INVOS System on any monitor that accepts the VueLink module, a multi-parameter monitor. This enables oximetry data from our INVOS System to be displayed on the VueLink screen and integrated with other vital patient information. We plan to support the interface and integration of our INVOS System technology with other medical device manufacturers to expand the installed base of INVOS System monitors and increase the demand for our sensors. We expect that such arrangements will provide another distribution channel for our INVOS System. We launched our newly-acquired data integration technology, as a stand-alone device that we call Vital Sync™, in the third quarter of fiscal 2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. To support the addition of the derived parameter features to the system, or calculated parameters based on the combination of two or more discrete parameters, we have filed a new FDA 510(k) premarket notification in the fourth quarter of fiscal 2009. In addition, we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product in fiscal 2010. Upon completion of development of a single product combining the Vital Sync System with our INVOS System technology, we also plan to pursue a new FDA 510(k) clearance for this integrated device for a launch currently expected in mid-2011.

•	Develop Additional Applications and Markets for the INVOS System. We have developed a smaller sensor for use with infants and neonates, and are making other advances to the design and performance features of the INVOS System, including the disposable sensor. We are also evaluating additional potential market segments for our INVOS System, such as use in orthopedic surgeries and other major surgeries, in the adult ICU, in assessing individuals with sleep disorders, and for applications of the technology to monitor other tissues. We are also exploring several novel near-infrared spectroscopy and imaging technologies and products under a Contract Development Agreement with Shirley Research Corporation, an Exclusive Sublicense Agreement with Raba Equity Partners II, LLC (“Raba coreFoundry”), and a Development and Exclusive License Agreement with an inventor and his company. See “NeuroPhysics Corporation and Shirley Research Corporation”, “Raba Equity Partners II, LLC ” and “Compartment Syndrome” below. Pursuit of some of these potential market segments may require additional FDA clearance. We believe that these natural extensions of our technology will increase our market potential without the more significant risks and costs associated with developing entirely new products.
The INVOS System
     Components of the INVOS System
          The INVOS System consists of a portable monitoring system, including proprietary technology, which is used with multiple single-use disposable sensors.
•	Monitor. Our oximeter is a portable monitor that uses our proprietary technology to analyze information received from the disposable sensors. It provides a continuous digital and trend display of the blood oxygen saturation in the region of the body under the sensors. The monitor includes menus for users to set high and low audible alarms, customize the display and retrieve data. Single-function keys allow users to silence alarms, mark important events, store data for up to 28 surgical procedures, and retrieve data by USB storage device or through a direct link to a computer. Our four-channel cerebral and somatic INVOS System monitor, which we launched in fiscal 2006, measures approximately 11 inches wide, 9 inches high, and 7 inches deep and weighs approximately 11 pounds. We provide a one-year warranty on the monitor. As of November 30, 2009, we had an installed base of 2,927 INVOS System monitors in the United States in 782 hospitals.

•	Disposable sensors. Each single-use disposable sensor contains a light source and two light detectors. For multi-channel cerebral monitoring, disposable sensors are placed on both sides of a patient’s forehead and are connected to the monitor, which allows for monitoring both sides of the brain. Our four-channel cerebral and somatic INVOS System monitor, which we launched in fiscal 2006, can display information from four sensors. This feature allows for the simultaneous monitoring of blood oxygen saturation in tissues beneath the sensors in four different places in the body in patients with or at risk for restricted blood flow. The number of sensors used depends on the application. The INVOS System is being used to monitor simultaneously the brain and other tissue initially for patients in the pediatric and neonatal ICU and for monitoring other, non-brain tissue alone, and we expect that it will later also be used on adults for other, non-brain tissue. The disposable sensors contain information that is processed by the INVOS System allowing it to automatically calibrate each sensor. During our fiscal year ended November 30, 2009, net revenues from our disposable sensors comprised approximately 81% of our net revenues. During fiscal 2009 we sold 502,026 sensors worldwide.
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
          Each single-use disposable sensor contains a light source and two light detectors. The dual detector design of the sensor enables us to measure scattered light intensities from the intermediate tissues of skin, muscle and bone in a separate process. While both detectors receive similar information about the tissue between the sensor and the area under examination, the detector further from the light source detects light that has penetrated deeper into the body, and, therefore, receives more information specific to the brain or other tissue under examination than does the detector closer to the light source. By comparing the two measurements, our INVOS technology is able to suppress the influence of the tissues between the sensor and the brain or other tissue under examination to provide a measurement of brain or other tissue blood oxygen saturation.
     Applications and Market Segments
          We target the sale of the INVOS System for use in surgical procedures and other critical care situations with a high risk of oxygen imbalances. We believe that our INVOS System has applications for cerebral and other tissue monitoring in the following key market segments:
•	Cardiac and Carotid Artery Surgery. Until fiscal 2005, we focused our marketing efforts primarily on cardiac and carotid artery surgeries. We believed it would be easier to demonstrate clinical importance of the information provided by the INVOS System and potentially gain market acceptance for our products in connection with these surgeries. Moreover, much of the earliest clinical data regarding the use of the INVOS System involved these surgeries. In September 2000, we received 510(k) clearance from the FDA to market the model 5100 INVOS System in the United States. Unlike earlier models, the model 5100 INVOS System has the added capability of being able to monitor pediatric patients. After receiving this clearance, we expanded our marketing efforts to include pediatric cardiac surgeries.

•	Pediatric and Neonatal ICU. In fiscal 2005, we initiated selling and marketing efforts for the INVOS System in the pediatric ICU. In the first half of fiscal 2008, we expanded the use of our INVOS System in the pediatric and neonatal ICUs with the launch of our smaller sensor. Our four-channel cerebral and somatic INVOS System monitor, which we launched in fiscal 2006, can display information from four disposable sensors. This feature allows for the simultaneous monitoring of blood oxygen saturation in tissues beneath the sensor in four different places in the body in patients with or at risk for restricted blood flow. The INVOS System is being used to monitor simultaneously the brain and other tissue initially for patients in the pediatric and neonatal ICU.

•	Other Applications. We are also sponsoring and evaluating sponsorship of other clinical trials which may allow us to more actively target the sale of the INVOS System for use in other high risk patient populations and other patient populations. In addition, we are evaluating other potential market segments for our INVOS System, such as use in orthopedic surgeries and other major surgeries, in the adult ICU, in assessing individuals with sleep disorders, and for applications of the technology in other tissues in the body.

          In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a technology development company. See “ICU Data Systems, Inc.” above. ICU Data Systems, Inc. developed a patented technology that integrates data from a broad array of hospital bedside devices, such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. We launched our newly-acquired data integration technology, as a stand-alone device that we call Vital Sync™, in the third quarter of fiscal 2009. The product is expected to be used primarily on patients undergoing surgeries or who in the ICU and who are being monitored by multiple monitors. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. To support the addition of the derived parameter features to the system, or calculated parameters based on the combination of two or more discrete parameters, we have filed a new FDA 510(k) premarket notification in the fourth quarter of fiscal 2009. In addition, we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product in fiscal 2010. Upon completion of development of a single product combining the Vital Sync System with our INVOS System technology, we also plan to pursue a new FDA 510(k) clearance for this integrated device for a launch currently expected in mid-2011.
          We are also exploring several novel near-infrared spectroscopy and imaging technologies and products under a Contract Development Agreement with Shirley Research Corporation, an Exclusive Sublicense Agreement with Raba Equity Partners II, LLC (“Raba coreFoundry”), and a Development and Exclusive License Agreement with an inventor and his company. See “NeuroPhysics Corporation and Shirley Research Corporation”, “Raba Equity Partners II, LLC” and “Compartment Syndrome” below. Pursuit of some of these potential market segments may require additional FDA clearance. We believe that these natural extensions of our technology will increase our market potential without the more significant risks and costs associated with developing entirely new products.
Clinical Development
          We believe that favorable peer-reviewed publication is a key element to the INVOS System’s success. Accordingly, we support clinical research programs with third-party clinicians and researchers intended to demonstrate the need for the INVOS System and the clinical importance of the information it provides with the specific objective of publishing the results in peer-reviewed journals. The research includes studies comparing patients managed using information provided by the INVOS System with other patients, based on measures of patient outcome and hospital costs, including patient length of stay, length of time on the ventilator, cognitive dysfunction and incidence of stroke. In addition to the studies described below, we believe that our INVOS System has been evaluated in over 700 presentations, study abstracts and published papers. During fiscal 2004, results of the studies described below were presented, which we believe have contributed to the INVOS System gaining further market penetration. In addition, in January 2007 the results of the first prospective, randomized clinical trial mentioned below were published in a peer-reviewed anesthesia journal.
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
          Patients undergoing coronary artery bypass surgery were randomly assigned to the control or intervention group. Patients in both groups were monitored with the INVOS System during their operations, but the monitor display in the control group (100 patients) was covered and patients’ treatments were managed routinely. In the intervention group (100 patients) the patients’ treatments were managed using information from the INVOS System, and the patients received a pre-determined series of interventions to maintain the INVOS System’s index of regional cerebral blood oxygen saturation within 75% of baseline values taken at the beginning of the operation.

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
          The incidence of permanent stroke in the study group (0.97%) was statistically significantly less than in the control group (2.01%), despite a sicker population according to the higher NYHA class of the study group. Although the incidence of permanent stroke was lower in the study group, the incidence of all neurologic dysfunction, including stroke and transient ischemic attack, was similar in the two groups. The proportion of patients requiring prolonged ventilation also was statistically significantly smaller in the study group, 6.8%, compared to 10.6% in the control group. Total ventilator time was statistically significantly shorter in the study group (four hours) than the control group (five hours). The length of hospital stay was similar overall in the two groups, but was statistically significantly shorter in the study group when examined by pre-operative NYHA classifications of patients.
          Dr. Goldman’s later analysis of these data concluded that the difference in incidence of cerebrovascular accidents, or CVA, between the two groups translated into a potential avoidance of 12 CVAs in the study group and approximately $254,214 in direct costs and more than $425,000 in total costs.

     Other Future Studies
          We are sponsoring and evaluating sponsoring other clinical trials which may allow us to more actively target the sale of the INVOS System for use in other high risk patient populations and other patient populations. In addition, in early 2008, The Society of Thoracic Surgeons began collecting cerebral oximetry information as part of its STS Adult Cardiac Surgery Database, which is used to develop practice standards intended to improve qualify and safety.
Marketing, Sales and Distribution
     Marketing
          We market the INVOS System primarily to cardiac and vascular surgeons, anesthesiologists, pediatric and neonatal ICU physicians, and other medical professionals. We believe that these specialists are the medical professionals most aware of the risks of brain and other damage resulting from oxygen imbalances. We intend to market our Vital Sync System to the same specialists and medical professionals as our INVOS System.
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
          We attend trade shows and medical conferences to promote the INVOS System and Vital Sync System, and to meet medical professionals with an interest in performing research and reporting their results in peer-reviewed medical journals and at major international medical conferences. We also sponsor peer-to-peer educational opportunities, promote use of the INVOS System in regional centers of influence that we believe will influence its adoption by others, and participate in targeted public relations opportunities.
     Sales and Distribution
          We sell the INVOS System and Vital Sync System through a direct sales team in the United States, consisting of salespersons and clinical specialists, the size of which has increased from 53 persons at the end of fiscal 2007 to 63 persons at the end of fiscal 2009, and an independent sales representative firm. We expect to increase the size of our U.S. direct sales team in fiscal 2010. We believe the selling cycle for the INVOS System is approximately six to nine months, although given the current economic downturn in the United States and abroad, we believe that the sales cycle has been and may continue to be lengthened significantly.
          Outside the United States, we have distribution agreements with independent distributors covering 69 countries for the INVOS System. Our distributors for the INVOS System include Covidien, in Europe, the Middle East, South Africa and Canada, and Edwards Lifesciences Ltd. in Japan. During fiscal 2009, we extended our distribution agreement with Covidien for three years beginning in February 2010 and in December 2009, we extended our distribution agreement with Edwards through fiscal 2014. We have hired and may hire additional direct salespersons and clinical specialists in Europe to support Covidien and to sell our Vital Sync™ System. We also have an international sales consultant. For fiscal 2009, 20% of our net revenues were represented by international sales.
          We offer a no capital cost sales program in the United States whereby we ship the INVOS System monitor to the customer at no charge. It has been our experience that many hospitals in the United States prefer to use this method to acquire INVOS System monitors.
          We did not have any backlog of firm orders as of January 10, 2010 or as of January 10, 2009. We generally do not have a backlog of firm orders because we generally ship product upon receipt of a customer order.

          For a description of sales to major customers, see Note 9 of Notes to Financial Statements included in Item 8 of this report. Covidien was our largest customer in fiscal 2009, 2008 and 2007. We are dependent on our sales to Covidien and Edwards Lifesciences, and the loss of either of them as a customer would have an adverse effect on our business, financial condition and results of operations in the near-term, until such time as they could be replaced as our distributor in the respective market.
          Our international sales were $9,854,238 for the fiscal year ended November 30, 2009, $9,420,472 for the fiscal year ended November 30, 2008 and $7,024,902 for the fiscal year ended November 30, 2007, including approximately $6,650,000 in fiscal 2009, $6,698,000 in fiscal 2008 and $5,043,000 in fiscal 2007 to Covidien, our distributor in Europe, the Middle East, South Africa and Canada, and approximately $2,305,000 in fiscal 2009, $2,118,000 in fiscal 2008 and $1,431,000 in fiscal 2007 to Edwards Lifesciences Ltd., our distributor in Japan. See Note 9 of Notes to Financial Statements. For a description of the breakdown of sales between INVOS System monitors and sensors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Item 7 of this report.
Research and Development
          Our research and development activities are conducted internally by a staff consisting of 16 employees. We have developed a smaller sensor for use with infants and neonates, and are making other advances to the design and performance features of the INVOS System, including the disposable sensor. We are also working to interface our INVOS System with multi-functional monitors provided by other manufacturers. We launched our newly-acquired data integration technology, as a stand-alone device that we call Vital Sync™, in the third quarter of fiscal 2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. To support the addition of the derived parameter features to the Vital Sync System, or calculated parameters based on the combination of two or more discrete parameters, we have filed a new FDA 510(k) premarket notification in the fourth quarter of fiscal 2009. In addition, we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product in fiscal 2010. Upon completion of development of a single product combining the Vital Sync System with our INVOS System technology, we also plan to pursue a new FDA 510(k) clearance for this integrated device for a launch currently expected in mid-2011.
          Our research, development and engineering expenditures were $3,947,509 during fiscal 2009, $1,259,227 during fiscal 2008 and $668,815 during fiscal 2007. We expect our research, development and engineering expenses to increase in fiscal 2010 from the level in 2009, excluding the $2,000,000 expense under our Exclusive Sublicense Agreement and our Development and Exclusive License Agreement, described below. We expect this increase primarily as a result of the hiring of additional research and development personnel, development costs associated with the integration of the INVOS System and Vital Sync System, development costs associated with our Exclusive Sublicense Agreement with Raba Equity Partners II, LLC (“Raba coreFoundry”), development costs associated with our Contract Development Agreement with Shirley Research Corporation, and development costs associated with advances to the design and performance features of the INVOS System, including the disposable sensor.
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
     Raba Equity Partners II, LLC (“Raba coreFoundry”)
          We entered into an Exclusive Sublicense Agreement with Raba Equity Partners II, LLC (“Raba coreFoundry”) in October 2009. Under terms of the agreement, we have obtained exclusive rights, subject to specified rights of the U.S. Government and rights retained by The Johns Hopkins University, to make, use and sell products using new cerebral autoregulation technology developed at The Johns Hopkins University. Integration of this technology into our INVOS® Cerebral/Somatic Oximeter would yield the first noninvasive monitor providing cerebral autoregulation data for routine clinical use. The cerebral autoregulation technology is associated with two pending patents. We paid Raba coreFoundry up-front, non-refundable payments of $1.8 million and will pay a royalty on future revenue associated with products using the licensed technology. The up-front payments were accounted for as research and development expenses in the fourth quarter of fiscal 2009.
          Cerebral autoregulation refers to the body’s ability to maintain constant blood flow to the brain despite changes in blood pressure. In many critical care situations, the brain’s autoregulation can become impaired, making it vulnerable to changes in blood pressure and to potential brain injury due to loss of this critical protective mechanism. For example, blood pressure below the patient’s autoregulation threshold can result in cerebral ischemia, while blood pressure above the patient’s upper limit of autoregulation can result in cerebral bleeding. Patients at highest risk of impaired cerebral autoregulation include those undergoing certain surgical procedures, such as cardiovascular, neurological and major orthopedic procedures, and liver transplants. Others at risk include patients with traumatic brain injury, those who have suffered a stroke, infants on ventilators and premature babies.
          We plan to use this patent-pending method of combining blood pressure measurements and signals from the INVOS System to continuously monitor and display cerebral autoregulatory function information. We plan to file a new 510(k) premarket notification with the FDA for the new module and pursue a product launch in the first half of 2011.
     Compartment Syndrome
          We entered into a Development and Exclusive Agreement with an inventor and his company in November 2009 to develop and market a product that uses INVOS technology and methods and means described in the inventor’s patent to monitor, detect and assess acute compartment syndrome in parts of the human body. Under terms of the agreement, we have obtained exclusive rights to the rights of the inventor under a pending patent regarding methods and means for using near infrared spectroscopy to monitor, detect and assess acute compartment syndrome in parts of the human body, such as the legs, but only in the field of monitoring, detecting and assessing compartment syndrome. We paid the inventor’s company an up-front, non-refundable payment of $200,000 and will pay an additional $300,000 upon obtaining 510(k) clearance for the product and a royalty on future revenue associated with products using the licensed technology. The up-front payment was accounted for as research and development expenses in the fourth quarter of fiscal 2009.
          The U.S. Department of Defense has provided a grant for the research and development of a monitor and sensors to monitor, detect and assess compartment syndrome. As part of the agreement, over a three-year period, we expect to receive approximately $2.1 million for product and prototype sales and research and development fees, derived from the grant, for its work to develop the compartment syndrome product.
          Compartment syndrome is a limb and life-threatening condition that occurs with the compression of nerves, blood vessels and muscle inside a closed space (compartment) within the body. This leads to tissue death due to the lack of oxygenation as the blood vessels are compressed by the raised pressure within the compartment.

Manufacturing
          We assemble the INVOS System and Vital Sync System in our facilities in Troy, Michigan, from components purchased from outside suppliers. We assemble the INVOS System and Vital Sync System to control their quality and costs and to permit us to make changes to them faster than we could if third parties assembled them. Although we believe that most components are generally available from several potential suppliers, we depend on one supplier for one of our components for the INVOS System. We are not aware of any validated alternative supplier for this component, although we are currently in the process of evaluating a second source of supply and are carrying approximately a six-month supply of this component. Moreover, we typically use one supplier for custom-designed components, including the unit enclosure, the printed circuit boards, other mechanical components and the disposable sensor. We are currently dependent on one manufacturer of the sensor and another component of the INVOS System, and we believe that it would require approximately four to five months to change sensor suppliers. We do not currently intend to manufacture on a commercial scale the disposable sensor or the components of the INVOS System.
          We received ISO 13485 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to continue to market our INVOS System and disposable sensor in the European Economic Community. Our most recent ISO 13485 compliance surveillance audit occurred in July 2009.
Competition
          There are numerous and varied forms of patient monitoring products that constitute our competition. Other cerebral and somatic oximeters are just one form of these competing products. In the United States, we believe there are currently three other companies with FDA clearance to sell a cerebral oximeter. In December 2005, CAS Medical Systems, Inc. announced that it received 510(k) clearance for a cerebral oximeter, and it began sales of its product during 2007. In August 2009, we filed a patent infringement action against CAS Medical Systems, Inc. See Item 3 “Legal Proceedings” in this report. During 2009, one other U.S. company announced that it received 510(k) clearance for a cerebral oximeter, and it began sales of its product late in 2009. Outside the United States, several Japanese manufacturers offer a cerebral oximeter for sale in that country and primarily for research in other parts of the world, but, to our knowledge, none has pursued FDA clearance for its product in the United States. We are aware that several companies and individuals are engaged in the research and development of non-invasive cerebral oximeters, and we believe that there are several others who may begin development of a cerebral oximeter. Other companies have FDA clearance for somatic oximeters in the United States. Competition might cause our sales cycle to lengthen to the extent that customers take longer to make purchasing decisions. Competition might also reduce our gross margins and market share and prevent us from achieving further market penetration. Competitors might be more successful than we are in obtaining FDA clearance with broader claims in their labeling or more successful than we are in manufacturing and marketing their products and may be able to take advantage of the significant time and effort we have invested to gain medical acceptance of cerebral oximetry.
          We compete with numerous medical equipment companies and medical device integration companies for the portions of hospital budgets allocated to capital equipment and for the limited amount of space on a patient’s forehead for sensors. The medical products industry is characterized by extensive research and development and intense competition in an increasingly cost-conscious environment. Some of these potential competitors have well-established reputations, customer relationships and marketing, distribution and service networks. Some of them have substantially longer histories in the medical products industry, larger product lines and greater financial, technical, manufacturing, research and development and management resources than we do. Many of these competitors and potential competitors have long-term product supply relationships with our potential customers. These competitors and potential competitors might be able to use their resources, reputations and ability to leverage existing customer relationships to give them a competitive advantage over us, including in securing forehead sensor space for their products and dollars from hospital capital equipment budgets to purchase their products. They might also succeed in developing products that are at least as reliable and effective as our products, that make additional measurements, that are less costly than our products or that provide alternatives to our products. Competitors might be more successful than we are in manufacturing and marketing their products and may be able to take advantage of the significant time and effort we have invested to gain medical acceptance of cerebral oximetry.

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
Proprietary Rights Information
          We have 10 United States patents and two patents in various foreign countries. These patents expire on various dates from June 2010 to October 2019. We currently have 15 patent applications pending in the United States, including one reissuance application, and have patent applications in various foreign countries with respect to aspects of our technology.
          In September 2003, we were issued a new patent by the United States Patent and Trademark Office covering, among other things, the application of non-invasive, near-infrared spectroscopy to measure continuously and substantially concurrently a blood metabolite (such as oxygen saturation) in at least two separate internal regions of the brain. This patent is now the subject of a reissue proceeding in the United States Patent and Trademark Office. We requested the reissuance of this patent because we believe that we are entitled to broader claims than those that were originally issued. CAS Medical Systems, Inc. has requested re-examination of this patent, and the reissuance and re-examination proceedings have been combined. The outcome of the reissue and re-examination proceeding cannot be predicted, and the claims which ultimately issue may be broader in scope than the original claims, they may be narrower in scope than the original claims, they may be the same in scope as the original claims or they may be rejected. The corresponding Australian patent for “Multi-Channel, Noninvasive, Tissue Oximeter” issued in December 2003, will expire in October 2019. This patent is pending in other markets outside the United States. We believe the inventions covered in this patent are important to providing a high quality cerebral oximeter in the clinical setting.
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
          In addition to our patent rights, we have obtained United States Trademark registrations for our trademarks “SOMANETICS,” “INVOS,” “SOMASENSOR,” “WINDOW TO THE BRAIN,” “REFLECTING THE COLOR OF LIFE,” “ENLIGHTENING MEDICINE,” “OXYALERT,” “OXYALERT NIRSENSOR,” “ICURO,” “SCR,” and “SCR” and design. We have trademark applications pending for “AUC,” “AREA UNDER THE CURVE,” “SOMANETICS ALLIANCE,” “SOMANETICS ALLIANCE” and design, the “ALLIANCE” logo, “Vital Sync,” and “PUTTING PATIENT DATA TO WORK FOR YOU.” We have also obtained registrations for our SOMANETICS mark in more than 30 foreign jurisdictions, with additional foreign applications for this mark pending, and we have the marks “INVOS,” “SOMASENSOR,” BRAINSENSOR SOMASENSOR,” “OXYALERT,” “SCR,” “SCR” and design, and “VITAL SYNC” registered or pending in other foreign countries.
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
          In addition, Raba Equity Partners II, LLC and The Johns Hopkins University developed a patent-pending method of combining blood pressure measurements and signals from the INVOS System to continuously monitor and display cerebral autoregulatory function information. The patent-pending underlying the technology is licensed by us from Raba Equity Partners II, LLC and, if issued, the patents would expire in 2027 and 2028.
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
          Medical devices to be commercially distributed in the U.S. must receive either 510(k) clearance or a Premarket Approval, or “PMA”, from the FDA pursuant to the FDCA, prior to marketing. Devices deemed to pose relatively less risk are placed in either class I or II, which generally requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Most lower risk, or class I, devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in class III requiring PMA approval.
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
          PMA Approval Pathway. A product not eligible for 510(k) clearance must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which impose elaborate testing, control, documentation and other quality assurance procedures.
          Upon approval, the PMA can include postapproval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. In addition, modifications made to the device that affect its safety or effectiveness, including, for example, certain modifications to the indications for use, manufacturing process, labeling or design, require the submission and approval of a PMA Supplement. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.
          None of our marketed products have required the submission or approval of a PMA.
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
          Postmarket. After a device is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls, field and other remedial actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA caused by the device that may present a risk to health, and maintain records of other corrections or removals).
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
Our most recent FDA QSR inspection occurred in July 2009.
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
Employees
          As of February 1, 2010, we had 133 full-time employees, including 73 in sales and marketing, 16 in research and development, 15 in general and administration and 29 in manufacturing, quality and service. We also employed one part-time individual in general and administration. In addition, we use one contract employee and we use one consultant. We believe that our future success is dependent, in large part, on our ability to attract and retain highly qualified managerial, sales, marketing, technical and manufacturing personnel. We expect to add additional sales and marketing and research and development employees in fiscal 2010. Our employees are not represented by a union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Insurance
          Because the INVOS System and the Vital Sync System are intended to be used in hospital critical care units with patients who may be seriously ill or may be undergoing dangerous procedures, we might be exposed to serious potential product liability claims. We have obtained product liability insurance with a liability limit of $5,000,000. We also maintain coverage for property damage or loss, general liability, business interruption, travel-accident, directors’ and officers’ liability and workers’ compensation. We do not maintain key-man life insurance.
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
          In addition, we compete with numerous medical equipment companies and medical device integration companies for the portions of hospital budgets allocated to capital equipment and for the limited amount of space on a patient’s forehead for sensors. Sales of our INVOS System and Vital Sync System might be limited or delayed because of resistance to major capital equipment expenditures by hospital purchasing committees, especially during the current economic conditions. Even if we are successful in convincing physicians, other medical professionals and hospital purchasing committees that the INVOS System or Vital Sync System provides valuable benefits, they might be unwilling or unable to commit funds to the purchase of the INVOS System or Vital Sync System due to budgetary constraints. Moreover, even if one or two units are sold to a hospital, we believe that it will take additional time and experience with the INVOS System or Vital Sync System before additional medical professionals in the hospital might be interested in using the INVOS System or Vital Sync System in other procedures or other areas of the hospital.
          Sales of all of our products might be limited because hospitals might fear that the cost of a new device or product will lower their profits because medical insurers generally fix reimbursement amounts for the procedures in which our products are generally used. Moreover, medical professionals may be reluctant to use our INVOS System or Vital Sync System in some new market segments, particularly those involving diagnostic applications, unless they receive reimbursement from medical insurers for using the system. Our INVOS System is not currently cleared by the FDA for use in the diagnosis of disease states. Additionally, the INVOS System or Vital Sync System is not currently approved for separate reimbursement, and we might not be able to obtain reimbursement for these uses of our INVOS System or Vital Sync System.
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
          We are dependent on our distributors to generate all of our international sales. These independent distributors might fail to commit the necessary resources to market and sell our products at the level we expect, especially as significant customer education and long lead times are typically required to market and sell our products successfully. If our distributors fail to market, promote and sell our products adequately, our business, financial condition and results of operations would be adversely affected. We might not be able to engage additional distributors on a timely basis, enter into other third-party marketing arrangements or retain or replace our existing distributors, when required. If we are unable to engage, replace or retain distributors, our ability to market and sell our products internationally could be adversely affected. In addition, if any of our distributor arrangements are terminated or discontinued, we will likely be faced with increased costs as we attempt to replace these arrangements, and the terminated distributors might begin to sell a competitor’s product. Even if we are able to engage new distributors or retain existing ones, they might incur conflicting obligations to sell other companies’ products or they might distribute other products that provide greater revenues to them than are provided by our products.
          Covidien, our international distributor in Europe, the Middle East, South Africa and Canada for our INVOS System, accounted for 13%, 14% and 13% of our net revenues for fiscal years 2009, 2008 and 2007, respectively. Edwards Lifesciences Ltd. is our international distributor in Japan for our INVOS System. The loss of either of these distributors could have an adverse effect on our business, financial condition and results of operations.
The global economic crisis has had and may continue to have a negative effect on our business and operations.
          The global economic crisis has caused, among other things, lower business spending, which has had and may continue to have a negative effect on our business and results of operations, including an increase in the sales cycle for our products. Many of our customers and suppliers have been affected by the current economic turmoil. Current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which have led and could continue to lead to delays in purchases of our products and customer payment delays. Further, suppliers may not be able to supply us with needed components on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand or affect our gross margins. The timing and nature of any recovery in the economy remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks.
We currently depend on single-source suppliers for key components of the INVOS System, and the loss of any of these suppliers could harm our ability to manufacture and sell our products, increase the cost of our components or delay our clinical trials.
          We are dependent on various suppliers for manufacturing the components for our INVOS System and Vital Sync System. Although we believe that most components are generally available from several potential suppliers, we depend on one supplier for one of our components. We are not aware of any validated alternative supplier for this component, although we are currently in the process of evaluating a second source of supply. Moreover, we typically use one supplier for custom-designed components, including the unit enclosure, the printed circuit boards, other mechanical components and the disposable sensor. Sensors represented approximately 81% of our net revenues in fiscal 2009. Engaging additional or replacing existing suppliers of custom-designed components is costly and time consuming. We estimate that it would require approximately four to five months to change sensor suppliers. We do not intend to maintain significant inventories of components, other than an approximate six-month supply of the one component for which we currently have no alternative supplier. If we fail to obtain custom-designed components from our sole suppliers, if we lose any of our present suppliers and cannot replace them on a timely basis when necessary, if there is an interruption of production at one or more of our suppliers, or if any supplier is otherwise unable or unwilling to meet our requirements at current prices or at all, our ability to manufacture and sell our products would be impaired or we might have to pay higher prices for our components or our clinical trials could be delayed. In addition, because we do not have long-term agreements with our suppliers, we might be subject to unexpected price increases which might adversely affect our profit margins.
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
          There are numerous and varied forms of patient monitoring products that constitute our competition. Other cerebral and somatic oximeters are just one form of these competing products. In the United States, we believe there are currently three other companies with FDA clearance to sell a cerebral oximeter. In December 2005, CAS Medical Systems, Inc. announced that it received 510(k) clearance for a cerebral oximeter, and it began sales of its product during 2007. In August 2009, we filed a patent infringement action against CAS Medical Systems, Inc. See Item 3 “Legal Proceedings” in this report. During 2009, one other U.S. company announced that it received 510(k) clearance for a cerebral oximeter, and it began sales of its product late in 2009. Outside the United States, several Japanese manufacturers offer a cerebral oximeter for sale in that country and primarily for research in other parts of the world, but, to our knowledge, as of yet, none has pursued FDA clearance for its product in the United States. We are aware that several companies and individuals are engaged in the research and development of non-invasive cerebral oximeters, and we believe that there are several others who may begin development of a cerebral oximeter. Other companies have FDA clearance for somatic oximeters in the United States. Competition might cause our sales cycle to lengthen to the extent that customers take longer to make purchasing decisions. Competition might also reduce our gross margins and market share and prevent us from achieving further market penetration. Competitors might be more successful than we are in obtaining FDA clearance with broader claims in their labeling or more successful than we are in manufacturing and marketing their products and may be able to take advantage of the significant time and effort we have invested to gain medical acceptance of cerebral oximetry.
          We compete with numerous medical equipment companies and medical device integration companies for the portions of hospital budgets allocated to capital equipment and for the limited amount of space on a patient’s forehead for sensors. Some of these potential competitors have well-established reputations, customer relationships and marketing, distribution and service networks. Some of them have substantially longer histories in the medical products industry, larger product lines and greater financial, technical, manufacturing, research and development and management resources than we do. Many of these competitors and potential competitors have long-term product supply relationships with our potential customers.
We also compete with companies that have longer operating histories, more established products and greater resources than we do for, among other things, forehead monitoring space, limited hospital capital budgets and alternative products.
          The medical products industry is characterized by extensive research and development and intense competition in an increasingly cost-conscious environment. Some of these competitors and potential competitors have well-established reputations, customer relationships and marketing, distribution and service networks. Some of them have substantially longer histories in the medical products industry, larger product lines and greater financial, technical, manufacturing, research and development and management resources than we do. Many of these competitors and potential competitors have long-term product supply relationships with our potential customers. These competitors and potential competitors might be able to use their resources, reputations and ability to leverage existing customer relationships to give them a competitive advantage over us, including in securing forehead sensor space for their products and dollars from hospital capital equipment budgets to purchase their products. They might also succeed in developing products that are at least as reliable and effective as our products, that make additional measurements, that are less costly than our products or that provide alternatives to our products.

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
          We have invested substantial resources to develop the INVOS System. We expect to continue to invest resources to develop advances to the design and performance features of the INVOS System, including the disposable sensor, to interface our INVOS System with multi-functional monitors provided by other manufacturers, to further develop our Vital Sync System, and to combine the Vital Sync System and INVOS System technologies in a single product. In addition, we expect to invest resources in development costs associated with our Exclusive Sublicense Agreement with Raba Equity Partners II, LLC, our Contract Development Agreement with Shirley Research Corporation and our Development and Exclusive License Agreement with an inventor and his company. New products require extensive testing and regulatory clearance before they can be marketed, and substantial customer education concerning the product’s use, advantages and effectiveness. We might not be able to develop commercially viable products. We might not be able to manage effectively our future growth, and if we fail to do so, our business, financial condition and results of operations would be adversely affected.
Patients might assert product liability claims against us.
          Because we test, market and sell patient monitoring devices, patients might assert product liability claims against us. The INVOS System and the Vital Sync System are used in operating rooms and other critical care hospital units with patients who might be seriously ill or might be undergoing dangerous procedures. On occasion, patients on whom the INVOS System or Vital Sync System is being used may be injured or die as a result of their medical treatment or condition. We might be sued because of such injury or death, and regardless of whether we are ultimately determined to be liable or our products are determined to be defective and a contributing factor in such injury or death, we might incur significant legal expenses not covered by insurance. In addition, product liability litigation could damage our reputation and impair our ability to market our products, regardless of the outcome. Litigation could also impair our ability to retain product liability insurance or make our insurance more expensive. We have product liability insurance with a liability limit of $5,000,000. This insurance is costly and even though it has been obtained, we might not be able to retain it. Even if we are able to retain this insurance, it might not be sufficient to protect us in the event of a major defect in the INVOS System or Vital Sync System. If we are subject to an uninsured or inadequately insured product liability claim based on the performance of the INVOS System or Vital Sync System, our business, financial condition and results of operations could be adversely affected.
If we fail to obtain and maintain necessary U.S. Food and Drug Administration clearances for our products and indications or if clearances for future products and indications are delayed or not issued, our business would be harmed.
          Our products are classified as medical devices and are subject to extensive regulation in the United States by the FDA and other federal, state and local authorities. These regulations relate to manufacturing, labeling, sale, promotion, distribution, importing and exporting and shipping of our products. In the United States, before we can market a new medical device, or a new use of, or claim for, an existing product such as the INVOS System or our Vital Sync System, we must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Both of these processes can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to six months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the premarket approval application is submitted to the FDA until an approval is obtained.
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
          Even after clearance or approval of a product, we are subject to continuing regulation by the FDA, including the requirements that our facility be registered and our devices listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA caused by the device that may present a risk to health, and maintain records of other corrections or removals. The FDA closely regulates promotion and advertising, and our promotional and advertising activities could come under scrutiny. If the FDA objects to our promotional and advertising activities or finds that we failed to submit reports under the Medical Device Reporting regulations, for example, the FDA may allege our activities resulted in violations of law.
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
          We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR governs the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic inspections, which may be unannounced. We have been, and anticipate in the future being, subject to such inspections. Our failure to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, refusal to permit the import or export of our products, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to suffer.
Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.
          The FDA and similar foreign governmental authorities have the authority to require the recall of commercial products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action against us if we fail to properly report field actions to the FDA.
If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
          Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
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
          The decision-making process for our INVOS System customers is often complex and time-consuming. We believe the period between initial discussions with a potential customer and a sale of even one unit is approximately six to nine months. The process can be delayed as a result of hospital capital budgeting procedures. In addition, the process has been and may continue to be delayed significantly as a result of the current economic downturn in the United States and abroad. These delays could have an adverse effect on our business, financial condition and results of operations and cause variability in our operating results from quarter to quarter, which could cause fluctuations in the trading price of our common shares.
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
          For example, one of our significant patents is the subject of a reissue and re-examination proceeding in the U.S. Patent and Trademark Office. Our reissue application was filed for the sole purpose of seeking to broaden certain claims. CAS Medical Systems, Inc. has requested re-examination of this patent, and the reissuance and re-examination proceedings have been combined. We cannot predict the outcome of this proceeding, which may result in some or all of the claims being maintained, broadened, narrowed or rejected.
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
          We may initiate litigation to enforce some of our patent rights, which may prompt our adversaries in such litigation to challenge the validity, scope or enforceability of our patents. If a court decides that one or more of our patents are not valid, not enforceable or of a limited scope, our rights to stop others from using our inventions may be compromised. For example, during 2009, we filed a patent infringement action against CAS Medical Systems, Inc., one of our competitors. The defendant in the litigation has answered the complaint denying that it infringes any asserted patent and asserting defenses and counterclaims, including those for patent invalidity and/or unenforceability, and antitrust violations. The defendant was also the party that requested re-examination of one of our patents.
          The outcome of this litigation and any other litigation to enforce our patent rights is subject to substantial uncertainties, especially in medical device-related patent cases that may, for example, turn on the interpretation of patent claim language by the court which may not be to our advantage, and also the testimony of experts as to technical facts upon which experts may reasonably disagree. We expect our involvement in such intellectual property litigation to result in significant expense.
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
          There are numerous U.S. and foreign issued patents and pending patent applications owned by third parties with patent claims in the fields of cerebral and somatic oximetry, and other areas that are the focus of our product development efforts. We are aware of patents owned by third parties, to which we do not have licenses, that relate to, among other things, optical spectroscopy and the interaction of light with tissue and optical spectroscopy in the area of brain metabolism. For example, possible competitors own patents that are directed to the non-invasive determination of blood oxygen saturation levels with a near infra-red spectrophotometric sensor and to an apparatus for measuring oxygen saturation in blood using two different wavelengths of light. There may be other patents in addition to those of which we are aware that relate to aspects of our technology and that may materially and adversely affect our business. Moreover, because patent applications can take many years to issue as patents, there may be currently pending but unpublished patent applications, unknown to us, which may later result in issued patents that pose a material risk to us.
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
          In the event that we are found to infringe any valid claim in a patent held by a third party, we may, among other things, be required to:
•	pay damages, including up to treble damages and the other party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, importation, use and sale of products that infringe the patent rights of others, including our INVOS System and Vital Sync System, through a court-imposed sanction called an injunction;

•	expend significant resources to redesign our technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible;

•	discontinue manufacturing or other processes incorporating infringing technology; and/or

•	obtain licenses to the infringed intellectual property, which may not be available to us on acceptable terms, or which may not be available at all.
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
          Our future performance depends in significant part on the continued service of our senior management, including Bruce J. Barrett, our President and Chief Executive Officer, and various scientific, technical and manufacturing personnel. Our loss of any of these key personnel could have an adverse effect on us. We do not maintain key-man life insurance on any of our key personnel, and our employment agreement with Mr. Barrett currently expires June 17, 2011. In addition, if we are unable to attract, retain and motivate additional, highly-skilled employees required for the expansion of our operations, our business, financial condition and results of operations could be adversely affected. We cannot assure you that we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.
Any acquisitions that we make could disrupt our business and harm our financial condition.
          From time to time, we evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. For example, in November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a technology development company, for approximately $2,000,000 in cash plus the assumption of specified liabilities. In October 2009, we entered into an Exclusive Sublicense Agreement with Raba Equity Partners II, LLC and paid up-front, non-refundable payments of $1.8 million to Raba Equity Partners II, LLC. In November 2009, we entered into a Development and Exclusive Agreement with an inventor and his company and paid an up-front, non-refundable payment of $200,000 and will pay an additional $300,000 upon obtaining 510(k) clearance for the product. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. Any acquisition we pursue could diminish our cash otherwise available to us for other uses or be dilutive to our shareholders, and could divert management’s time and resources from our core operations.
We have broad discretion to determine how to allocate our cash, cash equivalents, marketable securities and investments and may not use them effectively.
          As of November 30, 2009, we have approximately $79,733,000 of cash, cash equivalents, marketable securities and long-term investments on hand, which provides us with flexibility in implementing our business plans and responding to future business conditions and opportunities. We have broad discretion to determine how to allocate our cash, cash equivalents, marketable securities and investments. If we fail to apply these funds effectively, the failure could result in financial losses that could have a material adverse effect on our business and cause the price of our common shares to decline. We intend to keep sufficient cash, cash equivalents, marketable securities and investments in cash and bank accounts to avoid becoming an inadvertent investment company subject to regulation under the Investment Company Act of 1940. The remaining cash, cash equivalents, marketable securities and investments are expected to be invested in short-term, U.S. government or other investment grade, interest-bearing investments. These restrictions on our investments might limit the income otherwise available from investing these funds, lowering our income and potentially decreasing our earnings and the price of our common shares.
Risks Relating to Our Common Shares
Provisions of our corporate charter documents and Michigan law may delay or prevent attempts by our shareholders to change our management and hinder efforts to acquire a controlling interest in us.
          Our board of directors has the authority, without further approval of our shareholders, to issue preferred shares having such rights, preferences and privileges as the board may determine. Any such issuance of preferred shares could, under some circumstances, have the effect of delaying or preventing a change in control of us and might adversely affect the rights of holders of common shares. In addition, we are subject to Michigan statutes regulating business combinations and takeovers, which might also hinder or delay a change in control of our company. Anti-takeover provisions that could be included in the preferred shares when issued and the Michigan statutes regulating business combinations and takeovers can depress the market price of our securities and can limit the shareholders’ ability to receive a premium on their shares by discouraging takeover and tender offer bids, even if such events could be viewed as beneficial by our shareholders.
          Our directors serve staggered three-year terms, and directors may be removed only for cause by a vote of the holders of a majority of the shares entitled to vote at an election of directors. Our Restated Articles of Incorporation also set the minimum number of directors constituting the entire board at three and the maximum at fifteen, and they require approval of holders of 90% of our voting shares to amend these provisions. Our bylaws contain procedures, including notice requirements, for nominating persons for election to our board of directors. These provisions could have an anti-takeover effect by making it more difficult to acquire our company by means of a tender offer, a proxy contest or otherwise or by removing incumbent officers and directors. These provisions could delay, deter or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interests, including those attempts that might result in a premium over the market price for the common shares held by our shareholders.
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
We have never paid cash dividends on our capital stock, and we currently do not expect to pay any cash dividends in the foreseeable future.
          We have never paid cash dividends on our common shares and currently do not expect to pay such dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business or in our share repurchase program. The payment of any future dividends will be determined by the board in light of the conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the board. As a result, capital appreciation, if any, of our common shares will be your sole source of gain for the foreseeable future.
The market price of the common shares might be lower because of shares eligible for future sale and shares reserved for future issuance upon the exercise of options and warrants we have granted.
          Future sales of substantial amounts of common shares in the public market or the perception that such sales could occur could adversely affect the market price of the common shares. Any substantial sale of common shares or even the possibility of such sales occurring may have an adverse effect on the market price of the common shares. As of February 1, 2010, we have outstanding options and warrants to purchase an aggregate of 1,814,637 common shares. We have also reserved up to an additional 305,593 common shares for issuance upon exercises of options or awards of restricted stock or restricted stock units which have not yet been granted or awarded under our stock incentive plans. We have effective registration statements for the shares underlying these options and stock awards. Therefore, except for volume limitations imposed by Securities and Exchange Commission Rule 144 on affiliates, these shares are freely tradable. The market price of our common shares could fall if the holders of these shares sell them or are perceived by the market as intending to sell them.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          Our new headquarters, office, assembly and storage facility is located in an approximately 48,000 square foot, stand-alone building in Troy, Michigan. We lease approximately 48,000 square feet, approximately 36,000 square feet of which is office space for sales and marketing, engineering, accounting and other administrative activities. We lease this space for a lease term that began December 15, 2009 and expires March 31, 2017, with two consecutive options to renew the lease for a term of five years each. The minimum monthly lease payment through March 31, 2011 is approximately $36,900 (except that rent is abated for the first three months of the term), excluding other occupancy costs, and it will increase to approximately $42,800 during the term of the lease, excluding other occupancy costs. Rent expense will be recorded on a straight-line basis over the lease term, including consideration of lease incentives. Somanetics also pays other occupancy costs relating to the premises, including utilities, taxes and insurance.
          The new premises replace our existing headquarters, manufacturing facility and warehouse space in Troy, Michigan, which we currently lease under a lease that expires March 31, 2010. We believe that this new facility is suitable and adequate for our present needs and for the foreseeable future and will allow for substantial expansion of our business and number of employees.
ITEM 3. LEGAL PROCEEDINGS
          On August 7, 2009, we filed a patent infringement action against CAS Medical Systems, Inc. in the United States District Court for the Eastern District of Michigan. The complaint asserts that CAS Medical’s FORE-SIGHT® Cerebral Oximeter willfully infringes upon one or more of Somanetics’ patents. The complaint also asserts that CAS Medical has engaged in unfair competition and false advertising, by making false or misleading statements in connection with its advertising and promotion of FORE-SIGHT, and false or misleading statements related to Somanetics’ products. The complaint seeks, among other things, compensation for damages and an injunction against CAS Medical from infringing upon Somanetics’ patents. CAS Medical Systems, Inc. has answered the complaint denying that it infringes any asserted patent and asserting defenses and counterclaims, including those for patent invalidity and/or unenforceability, and antitrust violations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2009.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
          Our current executive officers and the positions held by them are as follows:

	Executive
Name	Officer Since	Age	Position
Bruce J. Barrett	6/94	50	President and Chief Executive Officer
Arik A. Anderson	01/09	43	Senior Vice President, R&D and Operations
William M. Iacona	12/00	39	Vice President, Chief Financial Officer, Controller and Treasurer
Dominic J. Spadafore	8/02	50	Senior Vice President, U.S. Sales and Marketing
Mary Ann Victor	1/98	52	Vice President, Chief Administrative Officer, General Counsel and Secretary
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
          Mr. Arik A. Anderson has served as our Senior Vice President, R&D and Operations since January 2009. From October 2007 until January 2009, he served as our Senior Vice President, Research and Development. From July 2005 until joining Somanetics, Mr. Anderson served as Director of Product Development for Delphi Medical Systems, a provider of technology and products to the infusion, respiratory care, vital signs monitoring and power mobility medical device markets. He was in charge of a team of 45 engineers in the United States, Mexico and India who supported existing products and developed next generation products. From April 2004 until July 2005, Mr. Anderson was the President and Chief Executive Officer of Tasso Solutions, a product development and manufacturing consulting firm specializing in helping companies outsource design and manufacturing work. From December 2002 until April 2004, Mr. Anderson was the Vice President of Engineering Services for TriVirix International, a design and manufacturing services company focused specifically on the medical device industry, serving customers such as Johnson & Johnson and Medtronic. In this capacity, Mr. Anderson was in charge of 50 engineers for TriVirix in the U.S. and Europe. Mr. Anderson received a Bachelor of Science degree in Electrical and Computer Engineering from the University of Wisconsin – Madison.
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
          Ms. Mary Ann Victor has served as our General Counsel since September 2009, as our Vice President, Chief Administrative Officer since January 2006 and as our Secretary since January 1998. From January 1998 until January 2006, she served as our Vice President, Communications and Administration. Prior to that she was our Director, Communications and Administration. Her prior experience includes various investor relations and public relations positions with publicly-held companies. She also is an attorney and practiced with the law firm Varnum Riddering Schmidt & Howlett. Ms. Victor received a B.S. in political science from the University of Michigan and a J.D. from the University of Detroit.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our common shares trade on The NASDAQ Global Market under the trading symbol “SMTS.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common shares as reported by NASDAQ.

	High	Low
Fiscal Year Ended November 30, 2008
First Quarter	$29.53	$19.45
Second Quarter	28.00	10.01
Third Quarter	26.17	16.76
Fourth Quarter	25.21	14.11

Fiscal Year Ended November 30, 2009
First Quarter	$18.25	$12.09
Second Quarter	17.25	10.18
Third Quarter	18.48	12.94
Fourth Quarter	17.23	12.90
          As of February 1, 2010, we had 494 shareholders of record of our common shares.
          We have never paid cash dividends on our common shares and currently do not expect to pay such dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business or in our share repurchase program. The payment of any future dividends will be determined by the board in light of the conditions then existing, including our financial condition and requirements, future prospects, restrictions in any financing agreements, business conditions and other factors deemed relevant by the board.
Performance Graph
          The following line graph compares for the fiscal years ended November 30, 2005, 2006, 2007, 2008 and 2009 (1) the yearly percentage change in our cumulative total shareholder return (i.e., the change in share price divided by the initial share price, expressed as the resulting value of a $100 investment; we have not paid cash dividends) on our common shares, with (2) the cumulative total return of The Russell 2000 Index and with (3) the cumulative total return on the NASDAQ Medical Devices Index.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG SOMANETICS CORPORATION,
THE RUSSELL 2000 INDEX, AND
NASDAQ MEDICAL DEVICES INDEX**
Comparison of Cumulative Five Year Total Return

	2004	2005	2006	2007	2008	2009
Somanetics Corporation	100.00	222.69	139.77	144.16	126.37	103.24
The Russell 2000 Index	100.00	108.14	127.00	125.50	78.49	97.75
NASDAQ Medical Devices Index	100.00	113.23	117.33	148.09	78.74	111.89
Assumes $100 invested on November 30, 2004 in Somanetics Corporation common shares, The Russell 2000 Index and the NASDAQ Medical Devices Index.

*	Total return assumes reinvestment of dividends.

**	Fiscal Year ending November 30.

Unregistered Sales of Equity Securities and Use of Proceeds
          The following table provides information with respect to any purchase made by or on behalf of us or any affiliated purchaser of our common shares for each month during the fourth quarter ended November 30, 2009:

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
September 1-30, 2009	—	—	—	13,550,580
October 1-31, 2009	—	—	—	13,550,580
November 1-30, 2009	—	—	—	13,550,580

Total	0	N/A	0

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

ITEM 6. SELECTED FINANCIAL DATA
          You should read the following selected financial data together with our financial statements and related notes included in Item 8 of this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. We have derived the statement of operations data for the years ended November 30, 2009, 2008 and 2007 and the balance sheet data as of November 30, 2009 and 2008 from our audited financial statements, which are included in Item 8 of this report. We have derived the statement of operations data for the years ended November 30, 2006 and 2005 and the balance sheet data as of November 30, 2007, 2006 and 2005 from our audited financial statements, which are not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended November 30,
	2009	2008 (4)	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$50,014	$47,455	$38,586	$28,701	$20,509
Cost of sales	6,581	6,249	4,726	3,566	2,601

Gross margin	43,433	41,206	33,860	25,135	17,908

Operating expenses:
Research, development and engineering (1)	3,947	1,259	669	1,582	526
Selling, general and administrative (2)	29,621	26,166	22,269	16,485	13,241

Total operating expenses	33,568	27,425	22,938	18,067	13,767

Operating income	9,865	13,781	10,922	7,068	4,141

Other income:
Interest income	1,063	2,630	4,008	2,582	310

Total other income	1,063	2,630	4,008	2,582	310

Income before income taxes	$10,928	$16,411	$14,930	$9,650	$4,451
Income tax (expense) benefit (3)	(4,110)	(5,965)	(5,248)	750	3,300

Net income	$6,818	$10,446	$9,682	$10,400	$7,751

Net income per common share — basic	$.57	$.82	$.73	$.83	$.75

Net income per common share — diluted	$.53	$.76	$.67	$.75	$.66

Weighted average number of common shares outstanding — basic	12,069	12,671	13,213	12,463	10,322

Weighted average number of common shares outstanding — diluted	12,936	13,672	14,384	13,824	11,798

	As of November 30,
	2009	2008 (4)	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, securities and investments	$79,733	$69,996	$85,804	$71,571	$13,148
Working capital	64,251	65,640	62,998	57,968	18,044
Total assets	101,288	87,968	104,984	92,423	29,719
Total liabilities	3,255	3,120	2,819	2,205	1,878
Retained Earnings (Accumulated deficit)	216	(6,603)	(17,049)	(26,731)	(37,131)
Total shareholders’ equity	98,033	84,848	102,165	90,218	27,841

(1)	Includes a $1,000,000 expense in fiscal 2006 in connection with our Contract Development and Exclusive Licensing Agreement we entered into with NeuroPhysics Corporation, and a $2,000,000 expense in fiscal 2009 in connection with our Exclusive Sublicensing Agreement with Raba Equity Partners II, LLC and our Development and Exclusive License Agreement with an inventor and his company.

(2)	Includes an impairment expense of $929,093 in fiscal 2005 in connection with the write-off of an intangible asset.

(3)	Fiscal 2006 and 2005 amounts are net of a fourth quarter reversal of a portion of our income tax valuation allowance in the amount of $4,068,613 and $4,837,420, respectively.

(4)	Fiscal 2008 amounts reflect 1) our acquisition of substantially all of the assets of ICU Data Systems, Inc. in November 2008, and 2) our common share repurchase program. See Notes 2 and 8 of Notes to Financial Statements in Item 8.

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
     Overview
          We develop, manufacture and market the INVOS System, a non-invasive patient monitoring system that provides accurate, real-time blood oxygen measurements in the brain and elsewhere in the body in tissues beneath the sensor in patients greater than 2.5 kilograms, and continuously measures changes in blood oxygen levels for individuals of any weight. Our four-channel cerebral and somatic INVOS System monitor can display information from four disposable sensors simultaneously. The INVOS System is the only commercially-available cerebral/somatic Oximeter proven to improve outcomes. In May 2008, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in blood oxygen saturation in any tissues beneath the sensor, not limited to brain and somatic tissue, in any individual. In April 2009, we received 510(k) clearance from the FDA to expand the indications for use to reflect the INVOS System’s ability to provide accurate, immediate blood oxygen saturation measurements in patients greater than 2.5 kilograms at risk for restricted or no blood flow, in addition to our previous FDA clearance to measure changes in blood oxygen saturation in any individual. In addition, this most recent 510(k) clearance expanded the labeling for our INVOS System to include the following new marketing claims:
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
          In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a technology development company, for approximately $2,000,000 in cash plus the assumption of specified liabilities. ICU Data Systems has developed a patented technology that integrates data from a broad array of hospital bedside devices, such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. We launched our newly-acquired data integration technology, as a stand-alone device that we call Vital Sync™, in the third quarter of fiscal 2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. To support the addition of the derived parameter features to the system, or calculated parameters based on the combination of two or more discrete parameters, we have filed a new FDA 510(k) premarket notification in the fourth quarter of fiscal 2009. In addition, we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product in fiscal 2010. Upon completion of development of a single product combining the Vital Sync System with our INVOS System technology, we also plan to pursue a new FDA 510(k) clearance for this integrated device for a launch currently expected in mid-2011.

     Net Revenues and Cost of Sales
          We derive our revenues primarily from sales of INVOS Systems, although we derived modest revenues in fiscal 2009 from sales of our Vital Sync System, which we launched as a stand-alone device in the third quarter of 2009 through our direct sales team. In the United States, such sales are made primarily to hospitals through our direct sales team and an independent sales representative firm. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Covidien in Europe, Canada, the Middle East and South Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable sensors. Revenues from outside the United States contributed 20% to our fiscal 2009 net revenues. As a percentage of net revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.
          We recognize revenue when there is persuasive evidence of an arrangement with the customer, the product has been delivered, the sales price is fixed or determinable, and collectability is reasonably assured. The product is considered delivered to the customer once we have shipped it, as this is when title and risk of loss have transferred. Payment terms are generally net 30 days for U.S. sales and net 60 days or longer for international sales.
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
          We have increased the size of our U.S. direct sales team from 55 persons at the end of fiscal 2008 to 63 persons at the end of fiscal 2009. We expect to increase the size of our U.S. direct sales team in fiscal 2010 and have hired and may hire additional direct salespersons and clinical specialists in Europe to support Covidien. We also expect selling, general and administrative expenses to increase in fiscal 2010, primarily as a result of the lease agreement that we have entered into for our new corporate headquarters and assembly and storage facility, and the patent infringement action that we have filed against CAS Medical Systems, Inc.
          Research, development and engineering expenses consist of:
•	salaries, wages and related expenses of our research and development personnel and consultants;

•	costs of various development projects; and

•	costs of preparing and processing applications for FDA clearance of new products.
          We expect our research, development and engineering expenses to increase in fiscal 2010 from the level in 2009, excluding the $2,000,000 expense under our Exclusive Sublicense Agreement and Development and Exclusive License Agreement, described below. We expect this increase primarily as a result of the hiring of additional research and development personnel, development costs associated with the integration of the INVOS System and Vital Sync System, development costs associated with our Exclusive Sublicense Agreement with Raba Equity Partners II, LLC (“Raba coreFoundry”), development costs associated with our Contract Development Agreement with Shirley Research Corporation, and development costs associated with advances to the design and performance features of the INVOS System, including the disposable sensor.
     Deferred Tax Assets and Impairment Charges
          For the fiscal year ended November 30, 2007, we recognized income tax expense at an estimated effective tax rate of 35% on our statement of operations. This income tax expense included a non-cash tax expense on our statement of operations for fiscal 2007 of $5,076,276. In November 2007, we wrote off obsolete inventory of $180,521.
          For the fiscal year ended November 30, 2008, we recognized income tax expense at an estimated effective tax rate of 36% on our statement of operations. This income tax expense included a non-cash tax expense on our statement of operations for fiscal 2008 of $5,586,906. In addition, during fiscal 2008 we recognized deferred tax assets related to the previous exercise of stock options of approximately $1,012,000. These assets were recognized in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable in 2008.
          For the fiscal year ended November 30, 2009, we recognized income tax expense at an estimated effective tax rate of 38% on our statement of operations. This income tax expense included a non-cash tax expense on our statement of operations for fiscal 2009 of $3,715,516. In addition, during fiscal 2009, we recognized deferred tax assets primarily related to the previous exercise of stock options of approximately $4,580,000. These assets were recognized in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable in 2009.
Results of Operations
     Fiscal Year Ended November 30, 2009 Compared to Fiscal Year Ended November 30, 2008
          Net Revenues. Our net revenues increased $2,558,117, or 5%, from $47,455,617 in the fiscal year ended November 30, 2008 to $50,013,734 in the fiscal year ended November 30, 2009. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $2,124,351, or 6%, from $38,035,145 in fiscal 2008 to $40,159,496 in fiscal 2009. The increase in U.S. sales was primarily due to an increase in sales of the disposable sensor of $4,737,655, or 16%, primarily as a result of a 12% increase in sensor unit sales. This increase was partially offset by a decrease in sales of the INVOS System monitor in the United States of $2,737,468, or 36%, primarily as a result of the current economic downturn in the United States that is affecting hospital budget spending and lengthening the sales cycle for our INVOS System monitor; and

•	an increase in international sales of $433,766, or 5%, from $9,420,472 in fiscal 2008 to $9,854,238 in fiscal 2009. The increase in international sales was primarily due to increased sales of our disposable sensor of $1,174,742, or 30%, primarily as a result of increased purchases of approximately $832,000 by Covidien in Europe and $235,000 by Edwards Lifesciences in Japan. This increase was partially offset by a decrease in sales of the INVOS System monitor internationally of $740,976, or 13%, primarily due to reduced purchases by Covidien in Europe as a result of the current economic downturn internationally that is affecting hospital budget spending and lengthening the sales cycle for our INVOS System monitor. In fiscal 2009 and fiscal 2008, international sales represented 20% of our net revenues. Purchases by Covidien accounted for 13% of net revenues in fiscal 2009, compared to 14% in fiscal 2008.
          In the United States, we sold 323,156 disposable sensors in fiscal 2009, and internationally, we sold 178,870. We placed 404 INVOS System monitors in the United States and 525 internationally in fiscal 2009, and our installed base of INVOS System monitors in the United States was 2,927, in 782 hospitals, as of November 30, 2009.

          Sales of our products as a percentage of net revenues were as follows:

	Fiscal Year Ended November 30,
Product	2009	2008
Sensors	81%	72%
INVOS System Monitors	19%	28%

Total	100%	100%

          We believe that the current economic downturn in the United States and abroad could continue to significantly lengthen the sales cycle for our products and reduce the growth in our net revenues in fiscal 2010. We expect international net revenues to increase beginning in February 2010 as a result of new prices negotiated as part of our distribution agreement extension with Covidien.
          Gross Margin. Gross margin as a percentage of net revenues was 87% for the fiscal year ended November 30, 2009 and November 30, 2008. During fiscal 2009, we realized a 3% increase in the average selling price of disposable sensors in the United States as a result of increased sales of our pediatric sensor, which sells for a higher price than the adult sensor. The increase in average selling prices described above was primarily offset by decreased sales of the INVOS System monitor to pediatric hospitals in the United States during fiscal 2009. We expect international gross margins to increase beginning in February 2010 as a result of new prices negotiated as part of our distribution agreement extension with Covidien.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $2,688,282, or 213%, from $1,259,227 in fiscal 2008 to $3,947,509 in fiscal 2009. The increase is primarily attributable to $1,800,000 in up-front, non-refundable payments in connection with our Exclusive Sublicense Agreement we entered into with Raba Equity Partners II, LLC (“Raba coreFoundry”) in the fourth quarter of fiscal 2009 and a $200,000 up-front, non-refundable payment in connection with our Development and Exclusive License Agreement with an inventor and his company in the fourth quarter of fiscal 2009. The increase is also attributable to an increase in salaries of $412,829, primarily due to the addition of research and development personnel in fiscal 2008 and 2009, and increased development costs and expenses associated with our Contract Development Agreement with Shirley Research Corporation and the development of our Vital Sync System of $229,106. We expect our research, development and engineering expenses to increase in fiscal 2010 from the level in 2009, excluding the $2,000,000 expense under our Exclusive Sublicense Agreement, and Development and Exclusive License Agreement, described below. We expect this increase primarily as a result of the hiring of additional research and development personnel, development costs associated with the integration of the INVOS System and Vital Sync System, development costs associated with our Exclusive Sublicense Agreement with Raba Equity Partners II, LLC (“Raba coreFoundry”), development costs associated with our Contract Development Agreement with Shirley Research Corporation, and development costs associated with advances to the design and performance features of the INVOS System, including the disposable sensor.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3,454,498, or 13%, from $26,166,120 for the fiscal year ended November 30, 2008 to $29,620,618 for the fiscal year ended November 30, 2009, primarily due to:
•	a $2,261,456 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 105 employees for the fiscal year ended November 30, 2008 to an average of 123 employees for the fiscal year ended November 30, 2009) and an increase in employee insurance premiums and salaries of existing employees;

•	an $782,640 increase in travel, marketing and selling-related expenses as a result of our increased sales personnel and increased sales and marketing activities, including trade shows, sales training and advertising expenses;

•	a $359,477 increase in professional service fees, primarily due to increased legal and accounting fees associated with the establishment of Somanetics International BV and the related branches and operations, and legal fees associated with the patent infringement action that we have filed against CAS Medical Systems, Inc., in addition to other corporate and intellectual property matters;

•	a $291,558 increase in office and administrative expenses, primarily due to the addition of new employees during fiscal 2009 and the establishment of Somanetics International BV and the hiring of employees in the related branches and operations, and costs associated with terminating our CorRestore license;

•	a $278,088 increase in stock compensation expense due to stock compensation issued to our officers, employees, directors and one of our consultants in fiscal 2008 and 2009;

•	a $217,112 increase in accrued incentive compensation expense due to our fiscal year 2009 financial performance, primarily sales and operating income compared to targets in accordance with the 2009 incentive compensation plans;

•	a $187,451 increase in clinical research expenses, primarily as a result of educational grants and clinical trials evaluating the use of our INVOS System; and

•	a $182,197 increase in recruiting and training, primarily as a result of an increase in the number of employees, principally in sales and marketing.
These increases were partially offset by a $635,653 decrease in commissions paid to our independent sales representative firms as a result of fewer independent sales representative firms in fiscal 2009, and a $523,298 decrease in commissions paid to our sales employees as a result of lower than expected fiscal 2009 sales.
          We expect our selling, general and administrative expenses to increase in fiscal 2010, primarily as a result of our hiring additional direct sales personnel in fiscal 2009 and 2010, as a result of the lease agreement that we have entered into for our new corporate headquarters and assembly and storage facility, and the patent infringement action that we filed against CAS Medical Systems, Inc.
          Other Income. During fiscal 2009, interest income decreased to $1,063,147, from $2,629,967 in fiscal 2008, primarily due to decreased interest rates, in addition to the use of cash for the repurchase of common shares in 2008, and our decreased cash and cash equivalents balances. These decreases were partially offset by our increased investment balances and cash provided by operating activities.
          Income Taxes. As of November 30, 2009, we recognized income tax expense at an estimated effective tax rate of 38% on our statement of operations. In addition, during fiscal 2009 we recognized deferred tax assets primarily related to the exercise of stock options of approximately $4,580,000. These assets were recognized as an increase in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable. As of November 30, 2008, we recognized income tax expense at an estimated effective tax rate of 36% on our statement of operations.
     Fiscal Year Ended November 30, 2008 Compared to Fiscal Year Ended November 30, 2007
          Net Revenues. Our net revenues increased $8,869,785, or 23%, from $38,585,832 in the fiscal year ended November 30, 2007 to $47,455,617 in the fiscal year ended November 30, 2008. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $6,474,215, or 21%, from $31,560,930 in fiscal 2007 to $38,035,145 in fiscal 2008. The increase in U.S. sales was primarily due to an increase in sales of the disposable sensor of $5,619,820, or 23%, primarily as a result of a 16% increase in sensor unit sales. In addition, sales of the INVOS System monitor in the United States increased $932,969, or 14%, primarily as a result of increased purchases by pediatric hospitals; and

•	an increase in international sales of $2,395,570, or 34%, from $7,024,902 in fiscal 2007 to $9,420,472 in fiscal 2008. The increase in international sales was primarily due to increased purchases of our INVOS System monitor and disposable sensors of $1,655,456 by Covidien in Europe, and $686,471 by Edwards Lifesciences in Japan. In fiscal 2008, international sales represented 20% of our net revenues, compared to 18% of our net revenues in fiscal 2007. Purchases by Covidien accounted for 14% of net revenues in fiscal 2008, compared to 13% in fiscal 2007.
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

          Gross Margin. Gross margin as a percentage of net revenues was 87% for the fiscal year ended November 30, 2008 and 88% for the fiscal year ended November 30, 2007. The decrease in our gross margin percentage is primarily attributable to increased international sales, due to lower margins we receive on sales to our international distributors. This decrease was partially offset by a 6% increase in the average selling price of disposable sensors in the United States, which is attributable to increased sales of our pediatric sensors, which sell for a higher price than the adult sensor.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $590,412, or 88%, from $668,815 in fiscal 2007 to $1,259,227 in fiscal 2008. The increase is primarily attributable to an increase in salaries of $279,487 due to the addition of research and development personnel in fiscal 2007 and 2008, and increased costs associated with advances to the design and performance features of our INVOS System monitor and disposable sensors of $214,803.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3,896,936, or 17%, from $22,269,184 for the fiscal year ended November 30, 2007 to $26,166,120 for the fiscal year ended November 30, 2008, primarily due to:
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
          Income Taxes. As of November 30, 2008, we recognized income tax expense at an estimated effective tax rate of 36% on our statement of operations. In addition, during fiscal 2008 we recognized deferred tax assets related to the exercise of stock options of approximately $1,012,000. These assets were recognized in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable. As of November 30, 2007, we recognized income tax expense at an estimated effective tax rate of 35% on our statement of operations.
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
          As of November 30, 2009, we did not have any outstanding or available debt financing arrangements, we had working capital of $64.3 million and our primary sources of liquidity were $29.0 million of cash and cash equivalents, $24.8 million of marketable securities and $26.0 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.
          In April 2008, our Board of Directors authorized the repurchase of up to $15 million of our common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions. The prices, timing and amount of, and purposes for, any purchases will be determined by management. In May 2008, our Board of Directors authorized the repurchase of up to an additional $15 million of our common shares, and in July 2008, our Board of Directors authorized the repurchase of up to an additional $15 million of our common shares, for a total of $45 million of our common shares under the repurchase program. During fiscal 2008, we repurchased 1,805,129 common shares at an average price of $17.42 per share and an aggregate cost of $31,449,420, leaving $13,550,580 in dollar value of shares that may yet be purchased under the repurchase program. In the first quarter of 2010, we have resumed purchases of our common shares under our share repurchase program.
          We launched our newly-acquired data integration technology, as a stand-alone device that we call Vital Sync™, in the third quarter of fiscal 2009. To support the addition of the derived parameter features to the system, or calculated parameters based on the combination of two or more discrete parameters, we have filed a new FDA 510(k) premarket notification in the fourth quarter of fiscal 2009. In addition, we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product in fiscal 2010. Upon completion of development of a single product combining the Vital Sync System with our INVOS System technology, we also plan to pursue a new FDA 510(k) clearance for this integrated device for a launch currently expected in mid-2011. We expect our research, development and engineering expenses to increase in fiscal 2010 as a result of development costs associated with the integration of the INVOS System and Vital Sync System.
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

          On August 7, 2009, we filed a patent infringement action against CAS Medical Systems, Inc. in the United States District Court for the Eastern District of Michigan. The complaint asserts that CAS Medical’s FORE-SIGHT® Cerebral Oximeter willfully infringes upon one or more of Somanetics’ patents. The complaint also asserts that CAS Medical has engaged in unfair competition and false advertising, by making false or misleading statements in connection with its advertising and promotion of FORE-SIGHT, and false or misleading statements related to Somanetics’ products. The complaint seeks, among other things, compensation for damages and an injunction against CAS Medical from infringing upon Somanetics’ patents. CAS Medical Systems, Inc. has answered the complaint denying that it infringes any asserted patent and asserting defenses and counterclaims, including those for patent invalidity and/or unenforceability, and antitrust violations. We expect our selling, general and administrative expenses to increase in fiscal 2010, in part as a result of this patent infringement action.
          In October 2009, we entered into an Exclusive Sublicense Agreement with Raba Equity Partners II, LLC (“Raba coreFoundry”). We paid Raba coreFoundry up-front, non-refundable payments of $1.8 million and will pay a royalty on future revenue associated with products using the licensed technology. The up-front payment was accounted for as a research and development expense in the fourth quarter of fiscal 2009. We plan to file a new 510(k) premarket notification with the FDA to support marketing the new module in the U.S. and pursue a product launch in the first half of 2011.
          In November 2009, we entered into a Development and Exclusive Agreement with an inventor and his company to develop and market a product that uses INVOS technology and methods and means described in the inventor’s patent to monitor, detect and assess acute compartment syndrome in parts of the human body. We paid the inventor’s company an up-front, non-refundable payment of $200,000 and will pay an additional $300,000 upon obtaining 510(k) clearance for the product and a royalty on future revenue associated with products using the licensed technology. The up-front payment was accounted for as research and development expenses in the fourth quarter of fiscal 2009. The U.S. Department of Defense has provided a grant for the research and development of a monitor and sensors to monitor, detect and assess compartment syndrome. As part of the agreement, over a three-year period, we expect to receive approximately $2.1 million for product and prototype sales and research and development fees, derived from the grant, for its work to develop the compartment syndrome product.
          See “Operating Expenses” above for a description of our expected increased research and development commitments expected in fiscal 2010 as a result of these agreements.
          We believe that cash, cash equivalents, marketable securities and long-term investments on hand at November 30, 2009 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.
     Cash Flows From Operating Activities
          Net cash provided by operations during fiscal 2009, 2008 and 2007 was $5,539,819, $15,874,473 and $13,081,989, respectively. In fiscal 2009, cash was provided primarily by:
•	$8,646,991 of income before income taxes and non-cash depreciation, amortization, stock compensation expense and excess tax benefits from stock option exercises; and

•	a $195,439 increase in accounts payable, primarily as a result of increased inventory and operating expenses, partially offset by more timely payments made to vendors.
Cash provided by operations in fiscal 2009 was partially offset by:
•	a $1,384,230 increase in inventories, primarily due to lower than expected fiscal 2009 sales and the acquisition of components associated with our disposable sensors and our INVOS System monitor due to anticipated sales; inventories on our balance sheet increased less because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below;

•	a $1,016,839 increase in accounts receivable, primarily as a result of higher fourth quarter sales in fiscal 2009 than in the fourth quarter of fiscal 2008, the timing of more of the sales in the fourth quarter of fiscal

2009 towards the end of the quarter than in the fourth quarter of fiscal 2008 and less timely collections in fiscal 2009 than in fiscal 2008;
•	a $489,990 increase in prepaid expenses, primarily due to prepaid expenses related to our planned move into our new corporate headquarters and assembly and storage facility in December 2009;

•	a $230,000 increase in deferred income tax benefits as a result of payments made for estimated alternative minimum tax that we expect will result in future tax credits when we use our net operating loss carryforwards;

•	a $121,432 increase in accrued interest income, primarily due to our increased marketable securities and long-term investment balances, partially offset by decreased interest rates; and

•	a $60,120 decrease in accrued liabilities, primarily as a result of a decrease in accrued state, local and property taxes as a result of payments made in 2009, and a decrease in accrued sales commissions as a result of lower than expected 2009 sales, partially offset by an increase in accrued legal fees associated with the patent infringement action that we have filed against CAS Medical Systems, Inc., and an increase in accrued incentive compensation due to our fiscal year 2009 financial performance, primarily sales and operating income compared to targets in accordance with the 2009 incentive compensation plans.
          We expect our working capital requirements to increase as sales increase.
          The increase in inventories described above is greater than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $722,121 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during fiscal 2009, compared to $644,814 in fiscal 2008. As of November 30, 2009, we have capitalized $4,285,163 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,868,706. We depreciate these assets over five years.
          We believe that the current economic downturn in the United States and abroad could lengthen our collection cycle for our accounts receivable and, as a result, increase our accounts receivable balances.
     Cash Flows From Investing Activities
          Net cash used in investing activities in fiscal 2009 and 2007 was $18,491,637 and $10,127,748, respectively, and net cash provided by investing activities in fiscal 2008 was $17,220,458. In fiscal 2009, we invested $58,528,869 in marketable securities and long-term investments, partially offset by maturities of marketable securities and long-term investments of $40,590,275.
     Cash Flows From Financing Activities
          Net cash provided by financing activities in fiscal 2009 and 2007 was $4,749,950 and $1,483,867, respectively, and net cash used in financing activities in fiscal 2008 was $29,101,767. During fiscal 2009, we received $4,579,947 in excess tax benefits from the previous exercise of stock options, and $170,003 in proceeds from the issuance of 52,800 common shares as a result of the exercise of stock options in 2009 by our employees, directors and an officer.
          In the first quarter of 2010, we have resumed purchases of our common shares under our share repurchase program.

Contractual Obligations
          The following information is provided as of November 30, 2009 with respect to our known contractual obligations specified in the following table, aggregated by type of contractual obligation:

Payments due by period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	$3,412,000	$365,000	$911,500	$957,600	$1,177,800
Purchase obligations	6,225,700	6,218,700	7,000	—	—
Other long-term liabilities	—	—	—	—	—
Purchase obligations consist primarily of purchase orders executed for inventory components.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements or financing activities.
New Accounting Pronouncements
          On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) became the single source of authoritative U.S. GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs replace accounting guidance that was historically issued as Statements of Financial Accounting Standards (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issues Task Force (“EITF”) Abstracts and other types of accounting standards. The Codification became effective during our fourth quarter of fiscal 2009, and disclosures within this Annual Report on Form 10-K have been updated to reflect the change.
Critical Accounting Policies
          We believe our most significant accounting policies relate to our accounting treatment of stock compensation of employees, our accounting treatment for income taxes, our revenue recognition associated with our no capital cost sales program and our recognition of a technology acquisition cost intangible asset and goodwill.
     Stock Compensation
          Generally accepted accounting principles, or GAAP, requires that compensation costs related to share-based payment transactions, including stock options, stock appreciation rights and restricted stock be recognized in the financial statements. The issuance of stock compensation under the 2005 Stock Incentive Plan in fiscal 2009, 2008, 2007 and 2006 had an impact on our financial statements.
          During fiscal 2009, we granted 68,250 stock options to our employees, directors and an officer, and we issued 17,588 restricted common shares to our employees and an officer. During fiscal 2008, we granted 253,000 stock options to our employees, directors and officers, and we issued 75,273 restricted common shares to our officers and employees. During fiscal 2007, we granted 96,000 stock options to our employees, directors and one of our officers, and we issued 9,000 restricted common shares to one of our officers. These stock options and restricted shares were issued at the market price on the date of grant, and they vest and are expensed in the financial statements over five years. As a result of the stock options and restricted common shares that we granted during fiscal 2009, 2008, 2007 and 2006, we have recorded $1,616,678 in fiscal 2009, $1,338,590 in fiscal 2008, and $781,308 in fiscal 2007 in stock compensation expense.
          As of November 30, 2009, there was $4,437,246 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 3 years. As of November 30, 2008, there was $5,247,791 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 4 years. As of November 30, 2007, there was $3,606,518 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost was expected to be recognized over a weighted average period of 4 years. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during fiscal 2009, 2008 or 2007.
          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2009, 2008 and 2007: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 53.97% (59.30% for 2008 and 47.00% for 2007), risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) of 2.50% (2.35% for 2008 and 5.00% for 2007), expected lives of approximately 6 years, and a dividend yield of 0%. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance. Different assumptions could significantly change the calculated grant date fair value and, therefore, the amount of stock compensation expense we recognize over the vesting period of the awards. We believe, however, that our estimates are appropriate.
     Income Taxes
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with GAAP, including our past operating results, the existence of cumulative losses over our history up to the most recent seven fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included making assumptions about our net revenues and pre-tax income in future years, making allowance for the uncertainties regarding, among other things, our future net revenues, the rate of adoption of our products in the marketplace and the competition in the marketplace. As of November 30, 2009, we have concluded that it is more likely than not that approximately $2,847,000 of such assets will be realized. The remaining tax benefits of $2,590,000 relating to stock option exercises will not be recognized on our financial statements until they reduce current taxes payable. The benefit, when recognized, will increase additional paid in capital. During fiscal 2009, we recognized deferred tax assets of approximately $4,580,000 in additional paid in capital because they were utilized and reduced current taxes payable.
          For the fiscal year ended November 30, 2009, we recorded income tax expense at an estimated effective tax rate of 38%, for the year ended November 30, 2008 we recorded income tax expense at an estimated effective tax rate of 36%, and for the year ended November 30, 2007 we recorded income tax expense at an estimated effective tax rate of 35%.
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
     No Capital Cost Sales Revenue Recognition
          We offer to our customers in the United States a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. Under this program, we do not recognize any revenue upon the shipment of the INVOS System monitor. At the time of shipment of the monitor, we capitalize the INVOS System monitor as an asset and depreciate this asset over five years. We recognize sensor revenue when we receive purchase orders and ship the product to the customer. We believe this is consistent with our stated revenue recognition policy, which is compliant with the Financial Accounting Standards Board (“FASB”) Accounting

Standards Codification (“ASC”) 605 “Revenue Recognition” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104.
     Technology Acquisition Costs Intangible Asset and Goodwill
          Technology acquisition costs and goodwill are related to our November 2008 acquisition of substantially all of the assets of ICU Data Systems, Inc., a technology development company, for approximately $2,000,000 in cash plus the assumption of specified liabilities. Goodwill represents the amount by which the purchase price of the acquired business exceeds the estimated fair value of the net tangible and separately identifiable intangible assets of the acquired business, in addition to transaction costs recorded at cost. Goodwill is not amortized, but is tested at least annually for impairment. The technology acquisition costs intangible asset has an estimated useful life of 20 years, based on several patents that we have filed related to the technology, and is being amortized on a straight-line basis over the estimated useful life. Intangible assets and goodwill are reviewed annually for impairment at the end of our fiscal year, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. We evaluate impairment by comparing the fair value of the intangible asset, determined using a cash flow method, with its carrying value.
          We estimated the value of the technology acquisition costs intangible asset based on a valuation model that included estimating the future cash flows of the technology and discounting the net cash flows back to their present value using an appropriate risk-adjusted rate of return (discount rate). The discount rate used was determined at the time of the acquisition in accordance with accepted valuation methods. Our assessment of the estimated fair value included making assumptions about the expected net revenues and operating income related to the acquired technology in future years, making allowance for the uncertainties regarding, among other things, the time and cost associated with the further advancement of the design and performance of the technology, the rate of adoption of the technology, and the potential for competition related to the technology. As of November 30, 2009, the carrying value of the technology acquisition costs intangible asset was $234,003, and the carrying value of the goodwill was $1,783,712.
          Given the assumptions inherent in our valuation model, it is possible to calculate a different value for our technology acquisition costs intangible asset by changing one or more of the variables within our model. However, we believe that our evaluation of our valuation model was reasonable, and that the judgments and assumptions that we made in our valuation model were appropriate.

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
November 30, 2009
Expected Maturity Dates By Fiscal Year

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Investments:

Marketable Securities and Long-term Investments:
Fixed Rate ($)	24,763,854	20,000,000	1,010,681	4,994,314	—	—	50,768,849	51,155,992
Average interest rate	.94%	1.84%	2.35%	5.05%	N/A	N/A	1.73%
November 30, 2008
Expected Maturity Dates By Fiscal Year

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Investments:

Marketable Securities and Long-term Investments:
Fixed Rate ($)	19,992,545	3,845,241	—	4,000,000	4,992,469	—	32,830,255	32,823,806
Average interest rate	.53%	4.72%	N/A	5.00%	5.05%	N/A	2.25%
          During fiscal 2009, we invested approximately $8,000,000 of our cash in two new bonds with maturity dates in fiscal 2009, $27,500,000 of our cash in four new bonds with maturity dates in fiscal 2010, $22,000,000 of our cash in two new bonds with maturity dates in fiscal 2011 and $1,000,000 of our cash in one new bond with a maturity date in fiscal 2012. Two bonds and two of our treasury bills matured for approximately $28,000,000, three of our bonds that were due to mature in 2010, 2011 and 2012 were called for approximately $11,000,000, and one of our bonds due to mature in 2010 returned approximately $1,500,000 in principal in 2009.

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
          Somanetics Corporation management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of November 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
          Somanetics Corporation’s independent registered public accounting firm, that audited the financial statements prepared by the Company included in Item 8 of this report, has issued a report on the financial statements and on the effectiveness of the Company’s internal control over financial reporting, which is included on the next page.
January 21, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Somanetics Corporation
Troy, Michigan
We have audited the accompanying balance sheets of Somanetics Corporation (the “Company”) as of November 30, 2009 and 2008, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2009. We also have audited the Company’s internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Somanetics Corporation as of November 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
February 3, 2010

SOMANETICS CORPORATION
BALANCE SHEETS

	November 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$28,964,273	$37,166,141
Marketable securities	24,763,854	19,992,545
Accounts receivable	8,878,942	7,862,103
Inventory (Note 2)	3,622,531	2,960,422
Prepaid expenses	1,087,450	597,460
Accrued interest receivable	138,099	16,667
Deferred tax asset — current (Note 5)	51,060	164,615

Total current assets	67,506,209	68,759,953

PROPERTY AND EQUIPMENT: (Note 2)
Demonstration and no capital cost sales equipment at customers	4,285,163	3,919,296
Machinery and equipment	1,886,582	1,638,597
Furniture and fixtures	545,796	504,485
Leasehold improvements	197,450	197,450

Total	6,914,991	6,259,828
Less accumulated depreciation and amortization	(3,966,645)	(3,418,697)

Net property and equipment	2,948,346	2,841,131

OTHER ASSETS:
Long-term investments	26,004,995	12,837,710
Deferred tax asset — non-current (Note 5)	2,795,963	1,587,977
Intangible assets, net (Note 2)	234,003	246,318
Goodwill (Note 2)	1,783,712	1,679,713
Other	15,000	15,000

Total other assets	30,833,673	16,366,718

TOTAL ASSETS	$101,288,228	$87,967,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,466,497	$1,271,058
Accrued liabilities (Notes 4 and 6)	1,788,552	1,848,672

Total current liabilities	3,255,049	3,119,730

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY: (Note 3)
Preferred shares; authorized, 1,000,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 12,104,462 shares at November 30, 2009, and 12,034,074 shares at November 30, 2008	121,045	120,341
Additional paid-in capital	97,696,229	91,330,305
Retained Earnings (Accumulated deficit)	215,905	(6,602,574)

Total shareholders’ equity	98,033,179	84,848,072

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,288,228	$87,967,802

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended November 30,
	2009	2008	2007
NET REVENUES (Notes 2 and 9)	$50,013,734	$47,455,617	$38,585,832
COST OF SALES	6,580,766	6,249,256	4,726,146

Gross margin	43,432,968	41,206,361	33,859,686

OPERATING EXPENSES:
Research, development and engineering (Note 2)	3,947,509	1,259,227	668,815
Selling, general and administrative	29,620,618	26,166,120	22,269,184

Total operating expenses	33,568,127	27,425,347	22,937,999

OPERATING INCOME	9,864,841	13,781,014	10,921,687

OTHER INCOME:
Interest income	1,063,147	2,629,967	4,008,537

Total other income	1,063,147	2,629,967	4,008,537

INCOME BEFORE INCOME TAXES	$10,927,988	$16,410,981	$14,930,224

INCOME TAX EXPENSE (Note 5)	(4,109,508)	(5,964,734)	(5,247,943)

NET INCOME	$6,818,480	$10,446,247	$9,682,281

NET INCOME PER COMMON SHARE — BASIC (Note 2)	$.57	$.82	$.73

NET INCOME PER COMMON SHARE — DILUTED (Note 2)	$.53	$.76	$.67

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC (Note 2)	12,069,361	12,671,452	13,213,428

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED (Note 2)	12,935,886	13,671,730	14,384,445

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Retained Earnings	Total
	Common	Share	Paid-In	(Accumulated	Shareholders’	Comprehensive
	Shares	Value	Capital	Deficit)	Equity	Income
Balance at December 1, 2006	13,163,627	$131,636	$116,817,012	$(26,731,103)	$90,217,545

For cash, exercise of stock options	271,334	2,714	1,481,153		1,483,867
Stock compensation expense	—		781,308		781,308
Restricted share grant	9,000	90	(90)		—
Net income and comprehensive income	—			9,682,281	9,682,281	$9,682,281

Balance at November 30, 2007	13,443,961	$134,440	$119,079,383	$(17,048,822)	$102,165,001

For cash, exercise of stock options	319,969	3,199	1,332,129		1,335,328
Stock compensation expense	—		1,338,590		1,338,590
Restricted share grant	75,273	753	(753)		—
Repurchase of common shares	(1,805,129)	(18,051)	(31,431,369)		(31,449,420)
Income tax benefit from stock option exercises	—		1,012,325		1,012,325
Net income and comprehensive income	—			10,446,247	10,446,247	$10,446,247

Balance at November 30, 2008	12,034,074	$120,341	$91,330,305	$(6,602,574)	$84,848,072

For cash, exercise of stock options	52,800	528	169,475		170,003
Stock compensation expense	—		1,616,678		1,616,678
Restricted share grant	17,588	176	(176)		—
Income tax benefit from stock option exercises	—		4,579,947		4,579,947
Net income and comprehensive income	—			6,818,480	6,818,480	$6,818,480

Balance at November 30, 2009	12,104,462	$121,045	$97,696,229	$215,905	$98,033,179

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended November 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,818,480	$10,446,247	$9,682,281
Adjustments to reconcile net income to net cash provided by operations:
Income tax expense (benefit)	3,715,516	5,586,906	5,076,276
Depreciation and amortization	1,076,264	951,906	806,034
Stock compensation expense	1,616,678	1,338,590	781,308
Excess tax benefits from stock option exercises	(4,579,947)	(1,012,325)	—
Changes in assets and liabilities net of effects from purchase of ICU Data Systems, Inc.:
Accounts receivable (increase)	(1,016,839)	(375,532)	(2,746,528)
Accrued interest receivable (increase) decrease	(121,432)	534,450	(199,451)
Inventory (increase)	(1,384,230)	(1,606,952)	(658,895)
Deferred income tax benefit (increase)	(230,000)	(252,488)	(400,960)
Prepaid expenses (increase)	(489,990)	(36,575)	(66,063)
Accounts payable increase	195,439	153,055	72,276
Accrued liabilities (decrease) increase	(60,120)	147,191	541,711
Accrued income tax expense decrease	—	—	194,000

Net cash provided by operating activities	5,539,819	15,874,473	13,081,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and long-term investments	(58,528,869)	(35,021,241)	(63,795,275)
Proceeds from maturities of marketable securities and long-term investments	40,590,275	54,822,160	54,000,000
Payment for purchase of ICU Data Systems, Inc.	(104,000)	(1,926,031)	—
Acquisition of property and equipment	(449,043)	(654,430)	(332,473)

Net cash (used in) provided by investing activities	(18,491,637)	17,220,458	(10,127,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	—	(31,449,420)	—
Excess tax benefits from stock option exercises	4,579,947	1,012,325	—
Proceeds from issuance of common shares due to exercise of stock options	170,003	1,335,328	1,483,867

Net cash provided by (used in) financing activities	4,749,950	(29,101,767)	1,483,867

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,201,868)	3,993,164	4,438,108

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,166,141	33,172,977	28,734,869

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,964,273	$37,166,141	$33,172,977

Supplemental Disclosure of Non cash investing activities:
Demonstration and no capital cost sales equipment capitalized from inventory (Note 2)	$722,121	$644,814	$833,069
Supplemental Disclosure of Taxes paid:
Federal and state income taxes (Note 5)	$653,992	$600,317	$572,627
See notes to financial statements

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. Organization and Operations
          We are a Michigan corporation that was formed in 1982. We develop, manufacture and market the INVOS® System, a non-invasive patient monitoring system that provides accurate, real-time blood oxygen measurements in the brain and elsewhere in the body in tissues beneath the sensor in patients greater than 2.5 kilograms, and continuously measures changes in blood oxygen levels for individuals of any weight. The INVOS System measurement is made by transmitting low-intensity visible and near-infrared light through a portion of the body with disposable sensors, and detecting the manner in which the exposed substance interacts with light at specific wavelengths. The INVOS System is the only commercially-available cerebral/somatic Oximeter proven to improve outcomes. The principal markets for our products are the United States, Europe, and Japan.
          In September 2000 we received FDA clearance to market our model 5100 INVOS System in the United States, which has the added capability of being able to monitor pediatric patients. In November 2005, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in somatic tissue blood oxygen saturation in regions of the body other than the brain in patients with or at risk for restricted blood flow. In May 2008, we received 510(k) clearance from the FDA to market our INVOS System to monitor changes in blood oxygen saturation in any tissues beneath the sensor, not limited to brain and somatic tissue, in any individual. In April 2009, we received 510(k) clearance from the FDA to expand the indications for use to reflect the INVOS System’s ability to provide accurate, immediate blood oxygen saturation measurements in patients greater than 2.5 kilograms at risk for restricted or no blood flow, in addition to our previous FDA clearance to measure changes in blood oxygen saturation in any individual. In addition, this most recent 510(k) clearance expanded the labeling for our INVOS System to include new marketing claims.
          In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a company that has developed a patented technology that integrates data from a broad array of hospital bedside devices, such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. We launched our newly-acquired data integration technology, as a stand-alone device that we call Vital Sync™, in the third quarter of fiscal 2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. To support the addition of the derived parameter features to the system, or calculated parameters based on the combination of two or more discrete parameters, we have filed a new FDA 510(k) premarket notification in the fourth quarter of fiscal 2009. In addition, we expect to invest to combine the ICU Data Systems and INVOS System technologies in a single product in fiscal 2010. Upon completion of development of a single product combining the Vital Sync System with our INVOS System technology, we also plan to pursue a new FDA 510(k) clearance for this integrated device for a launch currently expected in mid-2011.
2. Summary of Significant Accounting Policies
          Cash Equivalents consist of short-term, interest-bearing investments maturing within three months of our acquisition of them.
          Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds and treasury bills, classified as held to maturity, maturing approximately nine months to five years from the date of acquisition, are stated at an amortized cost of $50,768,849, and have a market value of $51,155,992 at November 30, 2009.
          Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

	November 30,
	2009	2008
Purchased components	$2,358,037	$2,141,050
Finished goods	1,042,205	587,808
Work in process	222,289	231,564

Total	$3,622,531	$2,960,422

          Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Depreciation expense was $1,063,948, $948,809 and $799,122 for the fiscal years ended November 30, 2009, November 30, 2008 and November 30, 2007, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of November 30, 2009, we have capitalized $4,285,163 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,868,706. As of November 30, 2008, we have capitalized $3,919,296 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,820,503. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.
          Intangible Assets and Goodwill consist of technology acquisition costs and goodwill. The carrying amount and accumulated amortization of these technology acquisition costs are as follows:

	November 30,
	2009	2008
Technology acquisition costs	$246,318	$246,318
Less: accumulated amortization	(12,315)	—

Total	$234,003	$246,318

          Amortization expense was $12,315 for fiscal year ended November 30, 2009 for our technology acquisition costs intangible asset. Amortization expense of $3,097 for the fiscal year ended November 30, 2008 and $6,912 for the fiscal year ended November 30, 2007 related to an intangible asset that has a net book value of zero at November 30, 2009.
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
          No amortization expense was recorded related to the technology acquisition costs intangible asset for 2008 because the transaction closed in November 2008. Amortization expense for each of the next 20 fiscal years related to the technology acquisition costs intangible asset is expected to be approximately $12,300. As of November 30, 2008, the carrying value of the technology acquisition costs intangible asset was $246,318, and the carrying value of the

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
goodwill was $1,679,713. As of November 30, 2009, the carrying value of the technology acquisition costs intangible asset was $234,003, and the carrying value of the goodwill was $1,783,712. The increase in goodwill during fiscal 2009 related to an additional payment in conjunction with our acquisition of substantially all of the assets of ICU Data Systems, Inc.
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
          Revenue Recognition, including direct sales, sales through sales representatives and sales to international distributors, occurs for our products when there is persuasive evidence of an arrangement with the customer, the product has been delivered, the sales price is fixed or determinable, and collectability is reasonably assured. The product is considered delivered to the customer once we have shipped it, as this is when title and risk of loss have transferred. We have considered the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 in determining our revenue recognition policy.
          Research, Development and Engineering costs are expensed as incurred.
          Net Income Per Common Share — basic and diluted is computed using the weighted average number of common shares outstanding during each period. Weighted average shares outstanding — diluted, for the years ended November 30, 2009, November 30, 2008 and November 30, 2007, includes the potential dilution that could occur for common shares issuable under stock options. As of November 30, 2009, 2008 and 2007, the difference between weighted average shares — diluted and weighted average shares — basic is calculated as follows:

	2009	2008	2007
Weighted average shares — basic	12,069,361	12,671,452	13,213,428
Add: effect of dilutive common shares	866,525	1,000,278	1,171,017

Weighted average shares — diluted	12,935,886	13,671,730	14,384,445
          At November 30, 2009, there were 458,750 stock options outstanding that were excluded from the computation of net income per common share — diluted, as the exercise price of these options exceeded the average market price per share of our common shares. At November 30, 2008 and 2007, there were no stock options outstanding that were excluded from the computation of net income per common share — diluted. In addition, at November 30, 2009, we had outstanding 1,814,637 stock options to purchase common shares, as of November 30, 2008, we had outstanding 1,822,187 stock options to purchase common shares and as of November 30, 2007, we had outstanding 1,895,656 stock options to purchase common shares.
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

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
publicly-announced share repurchase program. The program does not have an expiration date, except upon purchase of the maximum authorized dollar amount of our common shares.
          Accounting Pronouncements On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) became the single source of authoritative U.S. GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs replace accounting guidance that was historically issued as Statements of Financial Accounting Standards (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issues Task Force (“EITF”) Abstracts and other types of accounting standards. The Codification became effective during our fourth quarter of fiscal 2009, and disclosures within this Annual Report on Form 10-K have been updated to reflect the change.
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
3. Stock Offerings and Common Shares
          During fiscal 2009, we issued 52,800 common shares as a result of stock option exercises by our employees, directors and an officer for gross proceeds to us of $170,003. During fiscal 2008, we issued 319,969 common shares as a result of stock option exercises by our employees and directors for gross proceeds to us of $1,335,328. During fiscal 2007, we issued 271,334 common shares as a result of stock option exercises by our employees, a former director and a consultant for gross proceeds to us of $1,483,867.
          Common shares reserved for future issuance upon exercise of stock options as discussed above at November 30, 2009, are as follows:

1991 Incentive Stock Option Plan	14,663
1997 Stock Option Plan	1,023,508
2005 Stock Incentive Plan	1,026,139
Options Granted Independent of Option Plans	55,000

Total shares reserved for future issuance	2,119,310

4. Accrued Liabilities
          Accrued liabilities consist of the following:

	November 30,
	2009	2008
Incentive Compensation	$1,185,225	$978,520
Sales Commissions	425,969	637,516
Professional Fees	159,458	39,500
Warranty	17,900	19,440
Taxes	—	121,683
Clinical Research	—	51,671
401(k) Match	—	342

Total	$1,788,552	$1,848,672

5. Income Taxes
          Deferred income taxes reflect the estimated future tax effect of (1) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations and (2) net operating loss and tax credit carryforwards. Our deferred tax assets primarily represent the

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
tax benefit of net operating loss carryforwards and research and general business tax credit carryforwards. We had deferred tax assets of approximately $5,437,000 as of November 30, 2009, which include approximately $2,590,000 related to the exercise of stock options, which will not be recognized as deferred tax assets on our balance sheet until such time as they are utilized and reduce current taxes payable. If realized in the future, these tax benefits will be recognized in additional paid in capital. During fiscal 2009, we recognized deferred tax assets of approximately $4,580,000 in additional paid in capital because they were utilized and reduced current taxes payable. The change in the valuation related to future stock option tax benefits is attributable to current year tax deductions from stock options exercised. We had deferred tax assets of approximately $8,706,000 as of November 30, 2008, which include approximately $6,953,000 related to the exercise of stock options, as described above. We have used a statutory federal income tax rate of 34% when calculating our deferred tax assets. We paid income taxes in fiscal 2009, 2008 and 2007 of approximately $230,000, $252,000 and $401,000 respectively for alternative minimum tax due. The amounts paid for alternative minimum tax in fiscal 2009, 2008 and 2007 have been recorded as tax credit carryforward deferred tax assets on our balance sheet, as shown below.
          The components of deferred income tax assets as of November 30, 2009 and 2008 were as follows:

	November 30,
	2009	2008
	(in thousands)
Net operating loss carryforwards	$2,641	$7,119
Stock compensation expense	1,475	885
Other	66	85
Basis difference of fixed assets and intangibles	196	(212)
Alternative minimum tax credit carryforward	883	653
Research and general business tax credit carryforwards	176	176

Subtotal	5,437	8,706
Reduction for future stock option tax benefits valuation	(2,590)	(6,953)

Deferred tax asset	$2,847	$1,753

          The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Fiscal Year Ended November 30,
	2009	2008	2007
Taxes at U.S. statutory rate — 34%	$3,715,516	$5,579,734	$5,076,276
State and local income taxes	338,826	325,763	122,347
Nondeductible meals and entertainment	55,166	59,237	49,320

Income tax expense from continuing operations	$4,109,508	$5,964,734	$5,247,943

Effective tax rate	37.6%	36.3%	35.1%

The components of current and deferred federal and state income tax expense are as follows:

	For the Fiscal Year Ended November 30,
	2009	2008	2007
Federal income tax expense — current	$230,000	$252,488	$206,960
Federal income tax expense — deferred	3,510,516	5,360,450	4,891,042
State income tax expense — current	338,826	325,763	122,347
State income tax expense — deferred	30,166	26,033	27,594

Income tax expense from continuing operations	$4,109,508	$5,964,734	$5,247,943

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with generally accepted accounting principles, including our past operating results, the existence of cumulative losses over our history up to the most recent seven fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included making assumptions about our net revenues and pre-tax income in future years, making allowance for the uncertainties regarding, among other things, our future net revenues, the rate of adoption of our products in the marketplace and the competition in the marketplace. As of November 30, 2009, we have concluded that it is more likely than not that approximately $2,847,000 of such assets will be realized. The remaining tax benefits of $2,590,000 relating to stock option exercises will not be recognized on our financial statements until they reduce current taxes payable. The benefit, when recognized, will increase additional paid in capital.
          For the fiscal year ended November 30, 2009, we recognized income tax expense in our statement of operations of $4,109,508, which consisted of income tax expense recorded at an estimated effective tax rate of 38%. For the fiscal year ended November 30, 2008, we recognized an income tax expense of $5,964,734, which consisted of income tax expense recorded at an estimated effective tax rate of 36%. In addition, for the fiscal year ended November 30, 2007, we recognized an income tax expense of $5,247,943, which consisted of income tax expense recorded at an estimated effective tax rate of 35%.
          As of November 30, 2009, net operating loss carryforwards of approximately $7.6 million were available for Federal income tax purposes for future years. Research and business general tax credits of approximately $176,000 are also available to offset future taxes, and alternative minimum tax credits of approximately $883,000 are also available to offset future taxes. These losses and credits expire, if unused, at various dates from 2010 through 2025.
          Use of our net operating loss carryforwards, tax credit carryforwards and certain future deductions could be restricted, in the event of future changes in our equity structure, by provisions contained in the Tax Reform Act of 1986.
6. Commitments and Contingencies
          On July 22, 2009, Somanetics entered into a new lease agreement for an approximately 48,000 square foot, stand-alone office, assembly and storage facility. The lease term began December 15, 2009, and expires March 31, 2017 and grants Somanetics two consecutive options to renew the lease for a term of five years each. The minimum monthly lease payment during the term through March 31, 2011 will be approximately $36,900 (except that rent is abated for the first three months of the term), excluding other occupancy costs, and it will increase to approximately $42,800 during the term of the lease, excluding other occupancy costs. Rent expense will be recorded on a straight-line basis over the lease term including consideration of lease incentives. Somanetics also pays other occupancy costs relating to the premises, including utilities, taxes and insurance.
          The new premises replace our existing headquarters, office, assembly and warehouse space in Troy, Michigan, which we currently lease under a lease that expires March 31, 2010. In addition, on November 14, 2008, we assumed a lease for approximately 900 square feet of office space used primarily for engineering activities. This lease is on a month-to-month basis until terminated by lessor or tenant.
          Operating lease expense for the years ended November 30, 2009, 2008 and 2007 was approximately $201,500, $168,200, and $164,300, respectively. Approximate future minimum lease commitments are as follows:

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

Year ending November 30,
2010	$365,100
2011	450,100
2012	461,400
2013	472,900
2014	484,700
2015	497,000
2016	509,600
2017	171,200

Total	$3,412,000

          We have executed purchase orders for inventory components representing purchase obligations of approximately $6,225,700 as of November 30, 2009.
          In December 1991, we amended and restated our profit sharing plan to include a 401(k) plan covering substantially all employees. Under provisions of the plan, participants may contribute, annually, between 1% and 25% of their compensation. In November 2004, our board of directors approved matching contributions to the 401(k) Plan equal to $2 for every $1 contributed by Company employees to the 401(k) Plan at each payroll date on or after January 1, 2005, up to a Company contribution of 4% of the employee’s compensation, and continuing until terminated by further action of the board of directors. In addition, at the discretion of the board of directors, we may make other annual discretionary contributions to the plan. Matching contributions made for fiscal 2009, 2008 and 2007 were approximately $463,000, $428,000 and $338,000, respectively.
          As of November 30, 2009, we have amended and restated employment agreements or amended and restated change in control agreements with all of our officers. The employment agreement with our Senior Vice President, U.S. Sales and Marketing and the change in control agreements with seven of our officers provide for severance benefits equal to one year’s salary upon termination of employment without cause or for good reason 90 days before to one year after a change in control of the Company that occurs by June 17, 2011. In addition, on June 17, 2008, we amended and restated our employment agreement with our President and Chief Executive Officer that was scheduled to expire April 30, 2009. The amended and restated agreement provides for severance benefits consisting of fringe benefits for one year (two years if termination is in connection with a Change in Control) and a lump sum payment equal to one year’s salary (two years if termination is in connection with a Change in Control), plus the target bonus for the year of termination (which must be at least 65% of his salary) (two times the target bonus if termination is in connection with a Change in Control), plus a pro rata bonus through the date of termination upon termination of his employment without cause or for good reason. His amended and restated employment agreement expires June 17, 2011, unless earlier terminated as provided in the agreement, except that the term is automatically extended for additional one-year periods effective one year before it would otherwise expire (i.e., so that the remaining term will be two years), unless either party provides the other with notice that the term will not be extended and such notice provided at least one year before the term would otherwise expire. All officers have agreed not to compete with us and not to solicit our employees during specified periods following the termination of employment, and they have agreed to various confidentiality obligations. The estimated financial exposure of these employment agreements, upon a change of control of the Company and termination of all of the executives without cause, is approximately $2,446,000.
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

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
          In November 2009, we entered into a Development and Exclusive Agreement with an inventor and his company to develop and market a product that uses INVOS technology and methods and means described in the inventor’s patent to monitor, detect and assess acute compartment syndrome in parts of the human body. We paid the inventor’s company an up-front, non-refundable payment of $200,000 and will pay an additional $300,000 upon obtaining 510(k) clearance for the product and a royalty on future revenue associated with products using the licensed technology.
          On August 7, 2009, Somanetics filed a patent infringement action against CAS Medical Systems, Inc. in the United States District Court for the Eastern District of Michigan. The complaint asserts that CAS Medical’s FORE-SIGHT® Cerebral Oximeter willfully infringes upon one or more of Somanetics’ patents. The complaint also asserts that CAS Medical has engaged in unfair competition and false advertising, by making false or misleading statements in connection with its advertising and promotion of FORE-SIGHT, and false or misleading statements related to Somanetics’ products. The complaint seeks, among other things, compensation for damages and an injunction against CAS Medical from infringing upon Somanetics’ patents. CAS Medical Systems, Inc. has answered the complaint denying that it infringes any asserted patent and asserting defenses and counterclaims, including those for patent invalidity and/or unenforceability, and antitrust violations.
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
          The stock option plans provided for our issuance of options to purchase a maximum of 115,000 common shares under the 1991 plan and 2,560,000 common shares under the 1997 plan. The 2005 plan permits us to grant stock options, including both nonqualified options and incentive options, restricted stock and restricted stock units, up to 1,200,000 common shares. In addition, we granted options to employees independent of the plans. Options granted generally have a 10-year life, and vest over a three-year period, except the options granted in fiscal 2005 vested on November 30, 2005 and the options and restricted stock granted in fiscal 2006, fiscal 2007, fiscal 2008 and fiscal 2009 vest over a five-year period. Awards and expirations under the 1991 plan, 1997 plan, 2005 plan and independent of the plans during the years ended November 30, 2009, 2008 and 2007 are listed below.
          At November 30, 2009, no additional options may be granted under the 1991 plan or the 1997 plan, and 304,673 common shares were available to be granted or awarded under the 2005 plan.
          During fiscal 2009, we granted 68,250 stock options to employees, directors and an officer, at the market price on the date of grant, during fiscal 2008, we granted 253,000 stock options to our employees, directors and officers, at the market price on the date of grant, and during fiscal 2007, we granted 96,000 stock options to our employees, directors and one of our officers, at the market price on the date of grant. During fiscal 2009, we also issued 8,588 restricted common shares to our employees in January 2009 and 9,000 restricted common shares to an officer in April 2009 valued at the market price on the date of grant of $16.31 and $14.77 respectively. During fiscal 2008, we also issued 5,273 restricted common shares to our employees in January 2008 and 70,000 restricted common shares to our officers in March 2008 valued at the market price on the date of grant of $21.81 and $12.61 respectively. During fiscal 2007, we issued 9,000 restricted common shares to our officers valued at the market price on the date of grant of $18.93. These stock options and restricted shares vest and are expensed in the financial statements over five years. During fiscal 2009, 117,400 stock options and 30,455 restricted common shares vested, during fiscal 2008, 66,800 stock options and 15,400 restricted common shares vested, and during fiscal 2007, 47,800 stock options and 13,600 restricted common shares vested. As a result of the stock options and restricted common

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
shares that we granted during fiscal 2006, 2007, 2008 and 2009, we have recorded $1,616,678 in stock compensation expense in fiscal 2009. As a result of the stock options and restricted common shares that we granted during fiscal 2006, 2007 and 2008, we have recorded $1,338,590 in stock compensation expense in fiscal 2008. As a result of the stock options and restricted common shares that we granted during fiscal 2006 and 2007, we recorded $781,308 in stock compensation expense in fiscal 2007.
          As of November 30, 2009, there was $4,437,246 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 3 years. As of November 30, 2008, there was $5,247,791 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 4 years. As of November 30, 2007, there was $3,606,518 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost was expected to be recognized over a weighted average period of 4 years.
          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2009, 2008 and 2007: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) of 53.97% for 2009 (59.30% for 2008 and 47.00% for 2007), risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) of 2.50% for 2009 (2.35% for 2008 and 5.0% for 2007), expected lives of 6 years for 2009 (6 years for 2008 and 2007) and dividend yield of 0%. The fair value of restricted common shares was estimated based on the market value of the common shares on the date of issuance.
          A summary of our stock option activity and related information for the years ended November 30, 2009, 2008 and 2007 is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Common	Exercise	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding
December 1,	1,822,187	$8.12	1,895,656	$6.75	2,071,990	$6.01
Options granted	68,250	14.77	253,000	13.56	96,000	19.25
Options exercised	(52,800)	3.22	(319,969)	4.17	(271,334)	5.47
Options canceled	(23,000)	18.15	(6,500)	14.92	(1,000)	18.85

Options outstanding
November 30,	1,814,637	8.38	1,822,187	8.12	1,895,656	6.75

Options exercisable
November 30,	1,411,587	$6.42	1,352,587	$5.51	1,609,456	$4.76

          As of November 30, 2009, the aggregate intrinsic value of stock options outstanding was $12,067,394, and the aggregate intrinsic value of stock options exercisable was $11,799,187. As of November 30, 2008, the aggregate intrinsic value of stock options outstanding was $17,165,002, and the aggregate intrinsic value of stock options exercisable was $16,271,622. As of November 30, 2007, the aggregate intrinsic value of stock options outstanding was $25,136,399, and the aggregate intrinsic value of stock options exercisable was $24,544,204. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $568,889, $5,589,429 and $3,707,681, respectively.

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
          A summary of the price ranges of our stock options outstanding and exercisable as of November 30, 2009 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Range of Exercise	Options	Exercise	Remaining	Options	Exercise	Remaining
Prices	Outstanding	Price	Life (years)	Exercisable	Price	Life (years)
$1.70 - $10.00	1,014,638	$2.90	2.34	1,014,638	$2.90	2.34
$10.01 - $15.00	439,503	13.36	7.38	213,253	13.47	6.03
$15.01 - $19.93	360,496	17.74	7.03	183,696	17.70	6.86

Total	1,814,637	$8.38	4.49	1,411,587	$6.42	3.49

          The weighted-average grant-date fair value of options granted during fiscal 2009, 2008 and 2007 was $7.81, $7.83 and $9.97, respectively. The total fair value of shares vested during fiscal 2009, 2008 and 2007 was $1,532,494, $936,463 and $713,021, respectively. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during fiscal 2009, 2008 and 2007.
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
          Goodwill represents the amount by which the purchase price of the acquired business exceeds the estimated fair value of the net tangible and separately identifiable intangible assets of the acquired business, in addition to transaction costs recorded at cost. Goodwill is not amortized, but is tested at least annually for impairment. The technology acquisition costs intangible asset has an estimated useful life of 20 years, based on several patents related to the technology, and will be amortized on a straight-line basis over the estimated useful life. Intangible assets and goodwill are reviewed annually for impairment at the end of our fiscal year, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. The company evaluates impairment by comparing the fair value of the intangible asset, determined using a cash flow method, with its carrying value. As of November 30, 2009, the carrying value of the technology acquisition costs intangible asset was $234,003, and the carrying value of the goodwill was $1,783,712.
9. Major Customers and Foreign Sales
          Covidien, our international distributor in Europe, the Middle East, South Africa and Canada for our INVOS System, accounted for 13% of net revenues for the fiscal years ended November 30, 2009 and November 30, 2007, and 14% of net revenues for the fiscal year ended November 30, 2008.

SOMANETICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
          Additionally, foreign net revenues for the fiscal year ended November 30, 2009 were $9,854,238, for the fiscal year ended November 30, 2008 were $9,420,472, and for the fiscal year ended November 30, 2007 were $7,024,902.
10. Segment Information
          We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Our products have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of our products, and also profitability on an enterprise-wide basis due to shared costs. Approximately 100% of our net revenues in fiscal 2009, 2008 and 2007 were derived from our INVOS System product line.
11. Subsequent Events
          On January 20, 2010, our board of directors approved an amendment to the Somanetics Corporation 2005 Stock Incentive Plan to increase the number of common shares reserved for issuance under the 2005 plan by 600,000 shares, from 1,200,000 shares to 1,800,000 shares, subject to shareholder approval at the 2010 Annual Meeting of Shareholders.
          During the first quarter of 2010, we have repurchased 157,440 common shares for approximately $2,532,000 under our share repurchase program.
          We evaluated all subsequent events from the date of the balance sheet through February 3, 2010, which represents the date these financial statements are being filed with the SEC. Except as described in the preceding paragraph, there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

QUARTERLY INFORMATION (unaudited)
          The following is a summary of our quarterly operating results for the fiscal years ended November 30, 2009 and 2008:

	Quarter
	First	Second	Third	Fourth*
Year Ended November 30, 2009

Net revenues	$11,155,354	$11,831,560	$12,513,135	$14,513,685
Gross margin	9,574,873	10,227,805	10,970,234	12,660,056
Net income	1,302,179	1,777,565	2,229,046	1,509,690
Net income per common share — basic	$0.11	$0.15	$0.18	$0.13
Net income per common share — diluted	$0.10	$0.14	$0.17	$0.12

Year Ended November 30, 2008

Net revenues	$8,693,274	$12,740,063	$12,367,988	$13,654,292
Gross margin	7,676,450	11,060,807	10,650,130	11,818,974
Net income	1,028,429	3,052,252	3,046,454	3,319,112
Net income per common share — basic	$0.08	$0.23	$0.25	$0.28
Net income per common share — diluted	$0.07	$0.21	$0.23	$0.25

*	Fourth quarter 2009 research, development and engineering expenses included $2,000,000 of up-front, non-refundable payments in connection with two license agreements entered into in that quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, both as of November 30, 2009. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of November 30, 2009. See Item 8 of this report for Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s Report, which are incorporated in this Item 9A by reference. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
          None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The information required by this Item 10 regarding our executive officers is included in the Supplemental Item in Part I of this report, and is incorporated in this Item 10 by reference. The information required by this Item 10 regarding our directors will be set forth under the captions “Election of Directors” and “Biographical Information” in our Proxy Statement in connection with the 2010 Annual Meeting of Shareholders scheduled to be held April 21, 2010, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement in connection with the 2010 Annual Meeting of Shareholders scheduled to be held April 21, 2010, and is incorporated in this Item 10 by reference.
          The information required by this Item 10 concerning our Code of Business Conduct and Ethics will be set forth under the caption “Code of Business Conduct and Ethics” in our Proxy Statement in connection with the 2010 Annual Meeting of Shareholders scheduled to be held April 21, 2010, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning the procedures by which security holders may recommend nominees to our board of directors will be set forth under the caption “Corporate Governance — Nominating Committee” in our Proxy Statement in connection with the 2010 Annual Meeting of Shareholders scheduled to be held April 21, 2010, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning our Audit Committee and our Audit Committee financial experts will be set forth under the caption “Corporate Governance — Audit Committee” and “Corporate Governance — Audit Committee Financial Expert” in our Proxy Statement in connection with the 2010 Annual Meeting of Shareholders scheduled to be held April 21, 2010, and is incorporated in this Item 10 by reference.
ITEM 11. EXECUTIVE COMPENSATION
          The information required by this Item 11 concerning executive compensation will be set forth under the caption “Executive Compensation” in our Proxy Statement in connection with the 2010 Annual Meeting of Shareholders scheduled to be held April 21, 2010, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee Interlocks and Insider Participation will be set forth under the caption “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in our Proxy Statement in connection with the 2010 Annual Meeting of Shareholders scheduled to be held April 21, 2010, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning the Compensation Committee Report will be set forth under the caption “Corporate Governance — Compensation Committee Report” in our Proxy Statement in connection with the 2010 Annual Meeting of Shareholders scheduled to be held April 21, 2010, and is incorporated in this Item 11 by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by this Item 12 concerning security ownership of certain beneficial owners and management will be set forth under the captions “Voting Securities and Principal Holders — Principal Holders of Our Voting Securities” and “Election of Directors” in our Proxy Statement in connection with the 2010 Annual Meeting of Shareholders scheduled to be held April 21, 2010, and is incorporated in this Item 12 by reference. The equity compensation plan information required by this Item 12 will be set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement in connection with the 2010 Annual Meeting of Shareholders scheduled to be held April 21, 2010, and is incorporated in this Item 12 by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          The information required by this Item 13 concerning transactions with related persons, if any, will be set forth under the caption “Certain Transactions” or “Compensation Committee Interlocks and Insider Participation” and under the caption “Review, Approval or Ratification of Transactions with Related Persons” in our Proxy Statement in connection with the 2010 Annual Meeting of Shareholders scheduled to be held April 21, 2010, and is incorporated in this Item 13 by reference. The information required by this Item 13 concerning director independence will be set forth under the caption “Corporate Governance — Independence” in our Proxy Statement in connection with the 2010 Annual Meeting of Shareholders scheduled to be held April 21, 2010, and is incorporated in this Item 13 by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required by this Item 14 concerning principal accountant fees and services will be set forth under the caption “Independent Accountants” in our Proxy Statement in connection with the 2010 Annual Meeting of Shareholders scheduled to be held April 21, 2010, and is incorporated in this Item 14 by reference.

PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1)	Financial Statements

	Our financial statements for the following years are included in response to Item 8 of this report:

		Report of Independent Registered Public Accounting Firm

		Balance Sheets — November 30, 2009 and 2008

		Statements of Operations — For Each of the Three Years in the Period Ended November 30, 2009

		Statements of Shareholders’ Equity — For Each of the Three Years in the Period Ended November 30, 2009

		Statements of Cash Flows — For Each of the Three Years in the Period Ended November 30, 2009

		Notes to Financial Statements

	(2)	Financial Statement Schedules

		None.

	(3)	Exhibits

		The Exhibits to this report are as set forth in the “Exhibit Index” on pages 78 to 80 of this report. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified in the “Index to Exhibits” with an asterisk before the exhibit number.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Somanetics Corporation

Date: February 3, 2010	By:	/s/ Bruce J. Barrett
Bruce J. Barrett
President & Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE J. BARRETT	President and Chief Executive Officer and a Director	February 3, 2010
Bruce J. Barrett	(Principal Executive Officer)

/s/ WILLIAM M. IACONA	Vice President and Chief Financial Officer,	February 3, 2010
William M. Iacona	Controller, and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES I. AUSMAN	Director	February 2, 2010
James I. Ausman, M.D., Ph.D.

/s/ DANIEL S. FOLLIS	Director	February 2, 2010
Daniel S. Follis

/s/ JOHN P. JUMPER	Director	February 2, 2010
John P. Jumper

/s/ RICHARD R. SORENSEN	Director	February 2, 2010
Richard R. Sorensen

EXHIBIT INDEX

Exhibit	Description

3(i)	Restated Articles of Incorporation of Somanetics Corporation, incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.

3(ii)	Amended and Restated Bylaws of Somanetics Corporation, incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 2, 2007 and filed November 5, 2007.

10.1	Lease Agreement, dated September 10, 1991, between Somanetics Corporation and WS Development Company, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1991.

10.2	Extension of Lease, between Somanetics Corporation and WS Development Company, dated July 22, 1994, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

10.3	Change in ownership of Lease Agreement for 1653 E. Maple Road, Troy, MI 48083, dated September 12, 1994, between Somanetics Corporation and First Industrial, L.P., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

10.4	Second Addendum, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 14, 1997, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.

10.5	Third Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 23, 1999, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

10.6	Fourth Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 13, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000.

10.7	Fifth Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated January 22, 2003, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

10.8	Sixth Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 21, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004.

10.9	Seventh Amendment, between Somanetics Corporation and First Industrial Mortgage Partnership, L.P., dated April 16, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

10.10	Lease, dated as of July 22, 2009, between Kirts Office Center Associates, L.L.C. and Somanetics Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 22, 2009 and filed on July 27, 2009.

*10.11	Somanetics Corporation Amended and Restated 1991 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

*10.12	Fourth Amendment to Somanetics Corporation 1991 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1992.

*10.13	Amended and Restated Fifth Amendment to Somanetics Corporation 1991 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

*10.14	Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

*10.15	First Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

*10.16	Second Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year

EXHIBIT INDEX

Exhibit	Description

ended November 30, 1998.

*10.17	Third Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

*10.18	Fourth Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

*10.19	Fifth Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002.

*10.20	Sixth Amendment to Somanetics Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

*10.21	Somanetics Corporation 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 24, 2005

*10.22	First Amendment to Somanetics Corporation 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated January 17, 2007 and filed January 23, 2007.

*10.23	Second Amendment to Somanetics Corporation 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated January 20, 2010 and filed January 26, 2010.

*10.24	Somanetics Corporation 2009 Executive Officer Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 21, 2009 and filed January 23, 2009.

*10.25	Somanetics Corporation 2010 Executive Officer Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 20, 2010 and filed January 26, 2010.

*10.26	Amended and Restated Employment Agreement between Somanetics Corporation and Bruce J. Barrett, dated as of June 17, 2008, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated June 17, 2008 and filed June 23, 2008.

*10.27	Amended and Restated Employment Agreement between Somanetics Corporation and Dominic J. Spadafore, dated as of June 17, 2008, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated June 17, 2008 and filed June 23, 2008.

*10.28	Form of Amended and Restated Change in Control Agreement, between Somanetics Corporation and executive officers, dated as of June 17, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 17, 2008 and filed June 23, 2008.

*10.29	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

*10.30	Form of Officer Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

*10.31	Form of Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

*10.32	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

*10.33	Form of 2005 Stock Incentive Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

*10.34	Form of 2005 Stock Incentive Plan Officer Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

*10.35	Form of 2005 Stock Incentive Plan Non-Officer Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for

EXHIBIT INDEX

Exhibit	Description

the quarter ended May 31, 2005.

*10.36	Form of 2005 Stock Incentive Plan Director Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

*10.37	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 29, 2006 and filed July 5, 2006.

*10.38	Stock Option Agreement, dated as of August 1, 2002, between Somanetics Corporation and Dominic J. Spadafore, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

*10.39	Summary of Outside Director Compensation, incorporated by reference to Item 8.01 to the Company’s Current Report on Form 8-K dated May 7, 2009 and filed May 8, 2009.

10.40	Contract Development Agreement, dated as of February 6, 2009 among Somanetics Corporation, Shirley Research Corporation, Hugh F. Stoddart, and Hugh A. Stoddart, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated February 6, 2009 and filed February 10, 2009.

10.41	Current Form of Somanetics Corporation Confidentiality Agreement used for testing hospitals and clinics, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1992.

10.42	Current Form of Somanetics Corporation Confidentiality Agreement used for the Company’s employees and agents, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1992.

14.1	Somanetics Corporation Code of Business Conduct and Ethics, as re-adopted December 8, 2009.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.