Form 10-Q
period 2010-02-28
SOMANETICS CORP
filed 2010-03-29
CIK 704328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-19095
SOMANETICS CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2394784 (I.R.S. Employer Identification No.)
2600 Troy Center Drive
Troy, Michigan
48084-4771
(Address of principal executive offices)
(Zip Code)
(248) 244-1400
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of common shares outstanding at March 29, 2010: 11,949,384

PART I FINANCIAL INFORMATION

SOMANETICS CORPORATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS

	February 28,	November 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,660,515	$28,964,273
Marketable securities	8,381,289	24,763,854
Accounts receivable	7,374,943	8,878,942
Inventory	3,336,832	3,622,531
Prepaid expenses	545,819	1,087,450
Accrued interest receivable	94,483	138,099
Deferred tax asset — current	51,060	51,060

Total current assets	44,444,941	67,506,209

PROPERTY AND EQUIPMENT (at cost):
Demonstration and no capital cost sales equipment at customers	4,407,883	4,285,163
Machinery and equipment	2,058,911	1,886,582
Furniture and fixtures	990,817	545,796
Leasehold improvements	454,423	197,450

Total	7,912,034	6,914,991
Less accumulated depreciation and amortization	(3,787,422)	(3,966,645)

Net property and equipment	4,124,612	2,948,346

OTHER ASSETS:
Long-term investments	43,792,506	26,004,995
Deferred tax asset – non-current	2,961,381	2,795,963
Intangible assets, net	230,924	234,003
Goodwill	1,783,712	1,783,712
Other	15,000	15,000

Total other assets	48,783,523	30,833,673

TOTAL ASSETS	$97,353,076	$101,288,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,301,686	$1,466,497
Accrued liabilities	703,021	1,788,552

Total current liabilities	2,004,707	3,255,049

OTHER LIABILITIES:
Deferred rent	102,153	—

Total other liabilities	102,153	—

TOTAL LIABILITIES	2,106,860	3,255,049

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred shares; authorized, 1,000,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 11,909,200 shares at February 28, 2010, and 12,104,462 shares at November 30, 2009	119,092	121,045
Additional paid-in capital	92,864,993	97,696,229
Retained Earnings	2,262,131	215,905

Total shareholders’ equity	95,246,216	98,033,179

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,353,076	$101,288,228

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Month
	Periods Ended
	February 28,	February 28,
	2010	2009
NET REVENUES	$13,139,684	$11,155,354
COST OF SALES	1,745,454	1,580,481

Gross Margin	11,394,230	9,574,873

OPERATING EXPENSES:
Research, development and engineering	613,153	423,161
Selling, general and administrative	7,976,276	7,314,699

Total operating expenses	8,589,429	7,737,860

OPERATING INCOME	2,804,801	1,837,013

OTHER INCOME:
Interest income	252,468	271,386

Total other income	252,468	271,386

INCOME BEFORE INCOME TAXES	3,057,269	2,108,399

INCOME TAX EXPENSE	(1,011,044)	(806,220)

NET INCOME	$2,046,225	$1,302,179

NET INCOME PER COMMON SHARE – BASIC	$.17	$.11

NET INCOME PER COMMON SHARE – DILUTED	$.16	$.10

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	12,029,231	12,038,368

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	12,907,776	12,898,920

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three-Month
	Periods Ended
	February 28,	February 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,046,225	$1,302,179
Adjustments to reconcile net income to net cash provided by operations:
Income tax expense	876,650	737,516
Depreciation and amortization	280,228	254,714
Stock compensation expense	418,150	384,430
Excess tax benefits from stock option exercises	(1,039,471)	—
Changes in assets and liabilities:
Accounts receivable decrease	1,503,999	674,461
Accrued interest income decrease (increase)	43,616	(75,969)
Inventory decrease (increase)	140,910	(391,424)
Deferred income tax benefit (increase)	(2,597)	—
Prepaid expenses decrease	541,631	67,968
Accounts payable (decrease)	(164,811)	(200,288)
Accrued liabilities (decrease)	(1,085,531)	(1,028,800)
Deferred rent increase	102,154	—
Accrued income tax expense (increase)	—	(20,659)

Net cash provided by operating activities	3,661,153	1,704,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and long-term investments	(34,553,268)	(15,023,401)
Proceeds from maturities of marketable securities and long-term investments	33,148,321	203,846
Acquisition of property and equipment	(1,308,625)	(103,914)

Net cash (used in) investing activities	(2,713,572)	(14,923,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(6,449,210)	—
Excess tax benefits from stock option exercises	1,039,471	—
Proceeds from issuance of common shares due to exercise of stock options	158,400	—

Net cash (used in) financing activities	(5,251,339)	—

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,303,758)	(13,219,341)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,964,273	37,166,141

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,660,515	$23,946,800

Supplemental Disclosure of Non cash investing activities:
Demonstration and no capital cost sales equipment capitalized from inventory (Note 2)	$144,789	$151,493

Supplemental Disclosure of Taxes paid:
Federal and state income taxes (Note 3)	$55,264	$68,704
See notes to financial statements

SOMANETICS CORPORATION
Notes to Financial Statements
(Unaudited)
February 28, 2010
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
          The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary for a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the three-month period ended February 28, 2010 do not necessarily indicate the results that you should expect for the fiscal year ending November 30, 2010. You should read the unaudited interim financial statements together with the financial statements and related notes for the fiscal year ended November 30, 2009 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds, classified as held to maturity, at February 28, 2010 maturing approximately two years to five years from the date of acquisition, are stated at an amortized cost of $52,173,795, and have a market value of $52,600,932 at February 28, 2010.
          Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

	February 28,	November 30,
	2010	2009
Purchased components	$2,185,773	$2,358,037
Finished goods	885,982	1,042,205
Work in process	265,077	222,289

Total	$3,336,832	$3,622,531

          Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to twelve years. Depreciation expense was $277,149 and $251,635 for the quarters ended February 28, 2010 and February 28, 2009, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of February 28, 2010, we have capitalized $4,407,883 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,848,268. As of November 30, 2009, we have capitalized $4,285,163 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,868,706. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.
          Intangible Assets and Goodwill consist of technology acquisition costs and goodwill. The carrying amount and accumulated amortization of these technology acquisition costs are as follows:

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
February 28, 2010

	February 28,	November 30,
	2010	2009
Technology acquisition costs	$246,318	$246,318
Less: accumulated amortization	(15,394)	(12,315)

Total	$230,924	$234,003

          Amortization expense was approximately $3,100 for the three months ended February 28, 2010 and February 28, 2009 for our technology acquisition costs intangible asset. Amortization expense for each of the next 19 fiscal years related to the technology acquisition costs intangible asset is expected to be approximately $12,300 per year. As of November 30, 2009, the carrying value of the technology acquisition costs intangible asset was $234,003 and the carrying value of the goodwill was $1,783,712. As of February 28, 2010, the carrying value of the technology acquisition costs intangible asset was $230,924 and the carrying value of the goodwill was $1,783,712. Intangible assets and goodwill are reviewed annually for impairment at the end of our fiscal year, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.
          Stock Compensation For the first quarter of fiscal 2010, we have recorded stock compensation expense of $418,150 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants. For the first quarter of fiscal 2009, we recorded stock compensation expense of $384,430. During the first quarter of fiscal 2010, we granted 74,500 stock options to our employees in February 2010 at an exercise price of $16.18 on the date of grant. In addition, we issued 152,650 restricted common shares to our employees, officers and a consultant in February 2010 with a market value of $16.18 per share on the date of grant. The restricted common shares issued in the first quarter of fiscal 2010 will vest and be expensed in the financial statements over 10 years. During the first quarter of fiscal 2009, no stock options were granted and we issued 8,588 restricted common shares to our employees in February 2009 with a market value of $16.31 per share on the date of grant. These options described above were granted under the 2005 Stock Incentive Plan, expire 10 years after grant and were granted at the closing sale price of the common shares as of the date of grant. The weighted-average grant-date fair value of the options granted during the first quarter of fiscal 2010 was $8.17. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 50.06% for 2010 and 53.97% for 2009, risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) 2.82% for 2010 and 2.50% for 2009, expected lives of approximately 6 years and a dividend yield of 0%. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance.
          During the first quarter of 2010, no stock options and 2,773 restricted common shares vested with a total fair value of $51,031. During the first quarter of 2009, no stock options vested and 1,055 restricted common shares vested with a total fair value of $23,010. During the three months ended February 28, 2010, 55,000 stock options were exercised by an officer and one of our employees for gross proceeds to us of $158,400. The intrinsic value of these exercised stock options was $695,960. There were no stock option exercises during the three months ended February 28, 2009.
          As of February 28, 2010, there was $7,097,853 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of approximately 4 years. As of February 28, 2009, there was $5,003,431 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. In addition, as of February 28, 2010, the aggregate intrinsic value of stock options outstanding was

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
February 28, 2010
$15,077,041, and the aggregate intrinsic value of stock options exercisable was $14,166,352, and as of February 28, 2009, the aggregate intrinsic value of stock options outstanding and exercisable was $9,904,577.
          No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first quarter of fiscal 2010 or during the first quarter of fiscal 2009.
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

	Three months ended	Three months ended
	February 28, 2010	February 28, 2009
Weighted average shares – basic	12,029,231	12,038,368
Add: effect of dilutive common shares	878,545	860,552

Weighted average shares – diluted	12,907,776	12,898,920
          For the three months ended February 28, 2010, there were 278,500 stock options outstanding that were excluded from the computation of net income per common share – diluted, and for the three months ended February 28, 2009, there were 746,257 stock options outstanding that were excluded from the computation of net income per common share – diluted, as the exercise price of these options exceeded the average market price per share of our common shares. As of February 28, 2010 we had outstanding 1,834,137 stock options to purchase common shares and as of February 28, 2009 we had outstanding 1,821,187 stock options to purchase common shares.
          Common Share Repurchase Program During the first quarter of fiscal 2010, we repurchased 401,992 common shares at an average price of $16.04 per share and an aggregate cost of $6,449,210. All of the shares were purchased by us in open-market transactions pursuant to our publicly-announced share repurchase program.
3.	INCOME TAXES
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with generally accepted accounting principles, including our past operating results, the existence of cumulative losses over our history up to the most recent seven fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included making assumptions about our net revenues and pre-tax income in future years, making allowance for the uncertainties regarding, among other things, our future net revenues, the rate of adoption of our products in the marketplace and the competition in the marketplace. As of February 28, 2010, we have concluded that it was more likely than not that approximately $3,012,000 of such assets will be realized.
          Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.
          During the first quarter of fiscal 2010, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 33% as a result of approximately $163,000 in tax benefits related to research and development tax credits recorded in the quarter. In addition, during fiscal 2010, we have recognized deferred tax assets related to the exercise of stock options in prior years of approximately $1,039,500. These assets were recognized as an increase in additional paid in capital on our balance sheet because they were utilized and reduced

SOMANETICS CORPORATION
Notes to Financial Statements- Continued
(Unaudited)
February 28, 2010
current taxes payable. During the first quarter of fiscal 2009, we recognized income tax expense in our statement of operations at an estimated effective tax rate of 38% as a result of certain additional state tax expenses recorded in the quarter.
          During the first quarter of fiscal 2010 we paid income taxes of approximately $2,600 for alternative minimum tax due and approximately $55,300 for state income taxes due. During the first quarter of fiscal 2009 we paid no income taxes for alternative minimum tax due and approximately $68,700 for state income taxes due.
4.	ACCRUED LIABILITIES
          Accrued liabilities consist of the following:

	February 28,	November 30,
	2010	2009
Incentive Compensation	$362,339	$1,185,225
Professional Fees	168,500	159,458
Sales Commissions	152,332	425,969
Warranty	19,850	17,900

Total	$703,021	$1,788,552

5.	COMMITMENTS AND CONTINGENCIES
          We may become subject to product liability claims by patients or physicians, and may become a defendant in product liability or malpractice litigation.
6.	SEGMENT INFORMATION
          We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Our products have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of our products, and also profitability on an enterprise-wide basis due to shared costs. Approximately 98% of our net revenues in the first quarter of fiscal 2010 and 100% of our net revenues in the first quarter of fiscal 2009 were derived from our INVOS System product line.
7.	SUBSEQUENT EVENTS
          We evaluated all subsequent events from the date of the balance sheet and there were no events or transactions that have occurred which require recognition or disclosure in the financial statements.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 28, 2010
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
          In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a technology development company, for approximately $2,000,000 in cash plus the assumption of specified liabilities. ICU Data Systems has developed a patented technology that integrates data from a broad array of hospital bedside devices, such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. We launched our newly-acquired data integration technology, as a stand-alone device that we call Vital Sync™, in the third quarter of fiscal 2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. To support the addition of the derived parameter features to the system, or calculated parameters based on the combination of two or more discrete parameters, we have filed a new FDA 510(k) premarket notification in the fourth quarter of fiscal 2009. In addition, we continue to invest to combine the Vital Sync System and INVOS System technologies into a single product in fiscal 2010. Upon completion of development of a single product combining the Vital Sync System with our INVOS System technology, we also plan to pursue a new FDA 510(k) clearance for this integrated device for a launch currently expected in mid-2011.
Net Revenues and Cost of Sales
          We derive our revenues primarily from sales of INVOS Systems, although we expect to derive modest revenues in fiscal 2010 from sales of our Vital Sync System, which we launched as a stand-alone device in the third quarter of 2009. In the United States, such sales are made primarily to hospitals through our direct sales team and an independent sales representative firm. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Covidien in Europe, Canada, the Middle East and South Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable sensors. Revenues from outside the United States contributed 20% to our first quarter fiscal 2010 net revenues. As

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 28, 2010
a percentage of net revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.
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
          We have increased the size of our U.S. direct sales team and expect to increase the size of our U.S. direct sales team in fiscal 2010. In addition, we have hired and may hire additional direct salespersons and clinical specialists in Europe to support Covidien. We also expect selling, general and administrative expenses to increase in fiscal 2010, primarily as a result of the patent infringement action that we have filed against CAS Medical Systems, Inc. in 2009, expenses associated with the lease agreement that we have entered into for our new corporate headquarters and assembly and storage facility and increased stock compensation expense.
          Research, development and engineering expenses consist of:
•	salaries, wages and related expenses of our research and development personnel and consultants;

•	costs of various development projects; and

•	costs of preparing and processing applications for FDA clearance of new products.
          We expect our research, development and engineering expenses to increase in fiscal 2010, excluding the $2,000,000 of expense incurred in the fourth quarter of 2009 in connection with new licenses, primarily as a result of the hiring of additional research and development personnel, development costs associated with the integration of the INVOS System and Vital Sync System, development costs associated with our Exclusive Sublicense Agreement with Raba Equity Partners II, LLC, development costs associated with our Contract Development Agreement with Shirley Research Corporation, and development costs associated with advances to the design and performance features of the INVOS System, including the disposable sensor.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 28, 2010
Results of Operations
     Three Months Ended February 28, 2010 Compared to Three Months Ended February 28, 2009
          Net Revenues. Our net revenues increased $1,984,330, or 18% from $11,155,354 in the three-month period ended February 28, 2009 to $13,139,684 in the three-month period ended February 28, 2010. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $1,717,633, or 20%, from $8,744,219 in the first quarter of fiscal 2009 to $10,461,852 in the first quarter of fiscal 2010. The increase in U.S. sales was primarily due to an increase in sales of disposable sensors of $1,028,750, or 13%, primarily as a result of a 12% increase in sensor unit sales. In addition, sales of the INVOS System monitor increased by $393,863 or 43%, primarily as a result of increased purchases by hospitals and $320,000 of monitors sold in connection with the compartment syndrome study and sales of the Vital Sync System increased by $295,020, primarily as a result of monitors sold in connection with the compartment syndrome study; and

•	an increase in international sales of $266,697, or 11%, from $2,411,135 in the first quarter of fiscal 2009 to $2,677,832 in the first quarter of fiscal 2010. The increase in international sales was primarily due to increased sales of our disposable sensor of $226,204, or 19%, primarily as a result of increased purchases by Edwards Lifesciences in Japan. In addition, we recognized increased purchases of our INVOS System monitor by Edwards of approximately $405,000. Edwards Lifesciences made stocking orders of product manufactured in our previous facility in the first quarter of fiscal 2010 while they await the required Japanese regulatory approval to purchase product from our new facility. We expect sales to Edwards to decrease in the second quarter as a result of these stocking orders in the first quarter. These increased purchases by Edwards Lifesciences in Japan were partially offset by decreased purchases of our INVOS System monitor by Covidien in Europe of approximately $304,000 in the first quarter. For the three months ended February 28, 2010, international sales represented 20% of our net revenues, compared to 22% of our net revenues in the first quarter of fiscal 2009. Purchases by Covidien accounted for 11% of net revenues in the first quarter of fiscal 2010 compared to 15% in the first quarter of fiscal 2009.
          We sold 81,157 disposable sensors in the United States and 50,150 internationally in the first quarter of fiscal 2010. We placed 109 INVOS System monitors in the United States and 144 internationally in the first quarter of fiscal 2010, and our installed base of INVOS System monitors in the United States was approximately 3,000, in approximately 780 hospitals, as of February 28, 2010.
          Sales of our products as a percentage of net revenues were as follows:

	Three Months Ended
Product	February 28, 2010	February 28, 2009
Sensors	78%	81%
INVOS System Monitors	20%	19%
Vital Sync System	2%	—

Total	100%	100%

          We believe that the current economic downturn in the United States and abroad could continue to significantly lengthen the sales cycle for our products and reduce the growth in our net revenues in fiscal 2010. We expect international net revenues to increase as a result of higher prices negotiated as part of our distribution agreement extension with Covidien effective February 2010.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 28, 2010
          Gross Margin. Gross margin as a percentage of net revenues was 87% for the three months ended February 28, 2010 and 86% for the three months ended February 28, 2009. The increase in our gross margin percentage is primarily attributable to increased INVOS System monitor sales in the United States, and decreased international sales in the first quarter of fiscal 2010 compared to 2009. We expect international gross margin to increase as a result of higher prices negotiated as part of our distribution agreement extension with Covidien effective February 2010.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $189,992, or 45%, from $423,161 in the first quarter of fiscal 2009 to $613,153 in the first quarter of fiscal 2010. The increase is primarily attributable to an $80,578 increase in salaries, primarily due to the addition of research and development personnel in fiscal 2009 and 2010, a $70,929 increase in development costs associated with our INVOS System, and a $36,561 increase in development costs associated with our Contract Development Agreement with Shirley Research Corporation. We expect our research, development and engineering expenses to increase in fiscal 2010 primarily as a result of the hiring of additional research and development personnel, development costs associated with the integration of the INVOS System and Vital Sync System, development costs associated with our Exclusive Sublicense Agreement with Raba Equity Partners II, LLC, development costs associated with our Contract Development Agreement with Shirley Research Corporation, and development costs associated with advances to the design and performance features of the INVOS System, including the disposable sensor.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $661,577, or 9%, from $7,314,699 for the three months ended February 28, 2009 to $7,976,276 for the three months ended February 28, 2010, primarily due to:
•	a $673,266 increase in salaries, wages, commissions and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 115 employees for the three months ended February 28, 2009 to an average of 135 employees for the three months ended February 28, 2010) and an increase in employee insurance premiums and salaries of existing employees;

•	a $309,681 increase in legal costs associated with the patent infringement action that we have filed against CAS Medical Systems, Inc. in 2009; and

•	a $239,582 increase in facility expenses, primarily due to the expenses associated with the lease agreement that we have entered into for our new corporate headquarters and assembly and storage facility.
These increases were partially offset by a $342,090 decrease in sales training expenses as a result of the timing of our national sales meeting which will be held in the second quarter of fiscal 2010, compared to the first quarter of fiscal 2009, and a $172,180 decrease in trade show expenses as a result of the timing of trade shows in fiscal 2010.
We expect our selling, general and administrative expenses to increase in fiscal 2010, primarily as a result of the hiring of additional sales employees, the patent infringement action that we have filed against CAS Medical Systems, Inc., expenses associated with the lease agreement that we have entered into for our new corporate headquarters and assembly and storage facility, and increased stock compensation expense.
          Other Income. During the first quarter of fiscal 2010, interest income decreased to $252,468, from $271,386 in the first quarter of 2009, primarily due to decreased interest rates, partially offset by our increased cash, cash equivalents and investments balances compared to the first quarter of fiscal 2009.
          Income Taxes. During the first quarter of fiscal 2010, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 33% as a result of approximately $163,000 in tax benefits related to research and development tax credits recorded in the quarter. In the first quarter of 2009, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 38%, as a result of certain additional

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 28, 2010
state tax expenses recorded in the quarter. In addition, during fiscal 2010, we have recognized deferred tax assets of approximately $1,039,500 related to the exercise of stock options in prior years. These assets were recognized as an increase in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable.
Liquidity and Capital Resources
     General
          Our principal sources of operating funds have been the proceeds from sales of our common shares and cash provided by operating activities.
          As of February 28, 2010, we did not have any outstanding or available debt financing arrangements, we had working capital of $42.4 million and our primary sources of liquidity were $24.7 million of cash and cash equivalents, $8.4 million of marketable securities and $43.8 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.
          We believe that cash, cash equivalents, marketable securities and long-term investments on hand at February 28, 2010 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.
     Cash Flows From Operating Activities
          Net cash provided by operations during the first quarter of fiscal 2010 and 2009 was $3,661,153 and $1,704,128, respectively. In the first quarter of fiscal 2010, cash was provided primarily by:
•	$2,581,782 of income before income taxes and non-cash depreciation, amortization, stock compensation expense and excess tax benefits from stock option exercises;

•	a $1,503,999 decrease in accounts receivable, primarily as a result of lower first quarter sales in fiscal 2010 than in the fourth quarter of fiscal 2009, and the timing of more of the sales in the fourth quarter of 2009 towards the end of the quarter than in the first quarter of fiscal 2010;

•	a $541,631 decrease in prepaid expenses, primarily as a result of property and equipment and leasehold improvements associated with our new facility that were capitalized as machinery and equipment, furniture and fixtures and leasehold improvements during the first quarter of 2010;

•	a $140,910 decrease in inventories, primarily due to higher than expected first quarter 2010 sales, partially offset by acquisitions of components due to anticipated sales; inventories on our balance sheet decreased more because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below;

•	a $102,154 increase in deferred rent associated with the new lease agreement for our new facility; and

•	a $43,616 decrease in accrued interest income, primarily due to decreased interest rates on our marketable securities and long-term investments balances.
Cash provided by operations in the first quarter of fiscal 2010 was partially offset by:
•	a $1,085,531 decrease in accrued liabilities, primarily as a result of the payment of year-end 2009 accruals, including incentive compensation and sales commissions, partially offset by accruals in fiscal 2010 for incentive compensation and sales commissions; and

•	a $164,811 decrease in accounts payable, primarily as a result of decreased inventory purchases and more timely payments to vendors, partially offset by increased operating expenses.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 28, 2010
          We expect our working capital requirements to increase as sales increase.
          The decrease in inventories described above is less than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $144,789 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during the first quarter of fiscal 2010, compared to $151,493 in the first quarter of fiscal 2009. As of February 28, 2010, we have capitalized $4,407,883 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,848,268. We depreciate these assets over five years.
     Cash Flows From Investing Activities
          Net cash used in investing activities in the first quarter of fiscal 2010 and in the first quarter of fiscal 2009 was $2,713,572 and $14,923,469, respectively. In the first quarter of fiscal 2010, we acquired $1,308,625 of property and equipment, primarily furniture, equipment and leasehold improvements for our new corporate headquarters and storage and assembly facility, and invested $34,553,268 in marketable securities and long-term investments, partially offset by maturities of marketable securities and long-term investments of $33,148,321.
     Cash Flows From Financing Activities
          Net cash used in financing activities in the first quarter of fiscal 2010 was $5,251,339. During the first quarter of fiscal 2010, we repurchased 401,992 common shares for a total of $6,449,210. We currently have approximately $7,100,000 remaining under our $45 million common share repurchase program. This cash used in financing activities was partially offset by the excess tax benefits from the previous exercise of stock options of $1,039,471 and gross proceeds of $158,400 from the issuance of 55,000 common shares as a result of the exercise of stock options by an officer and an employee.
Contractual Obligations
          As of February 28, 2010, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 under the caption “Contractual Obligations.”
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
     Stock Compensation
          For the first quarter of fiscal 2010, we have recorded stock compensation expense of $418,150 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants. For the first quarter of fiscal 2009, we recorded stock compensation expense of $384,430. During the first quarter of fiscal 2010, we granted 74,500 stock options to our employees at an exercise price of $16.18 per share and we issued

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
February 28, 2010
152,650 restricted common shares to our employees, officers and a consultant with a market value of $16.18 per share on the date of grant. The restricted common shares issued in the first quarter of fiscal 2010 will vest and be expensed in the financial statements over 10 years. During the first quarter of fiscal 2009, no stock options were granted and we issued 8,588 restricted common shares to our employees with a market value of $16.31 per share on the date of grant.
          As of February 28, 2010, there was $7,097,853 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of approximately 4 years. No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first quarter of fiscal 2010 or during the first quarter of fiscal 2009.
          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 50.06% for 2010 and 53.97% for 2009, risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) 2.82% for 2010 and 2.50% for 2009, expected lives of approximately 6 years and a dividend yield of 0%. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance. Different assumptions could significantly change the calculated grant date fair value and, therefore, the amount of stock compensation expense we recognize over the vesting period of the awards. We believe, however, that our estimates are appropriate.
     Income Taxes
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with generally accepted accounting principles, including our past operating results, the existence of cumulative losses over our history up to the most recent seven fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included making assumptions about our net revenues and pre-tax income in future years, making allowance for the uncertainties regarding, among other things, our future net revenues, the rate of adoption of our products in the marketplace and the competition in the marketplace. As of February 28, 2010, we have concluded that it is more likely than not that approximately $3,012,000 of such assets will be realized.
          Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.
          During the first quarter of fiscal 2010, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 33% as a result of approximately $163,000 in tax benefits related to research and development tax credits recorded in the quarter. In addition, during fiscal 2010, we have recognized deferred tax assets related to the exercise of stock options in prior years of approximately $1,039,500. These assets were recognized as an increase in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable.
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
February 28, 2010
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
          We estimated the value of the technology acquisition costs intangible asset based on a valuation model that included estimating the future cash flows of the technology and discounting the net cash flows back to their present value using an appropriate risk-adjusted rate of return (discount rate). The discount rate used was determined at the time of the acquisition in accordance with accepted valuation methods. Our assessment of the estimated fair value included making assumptions about the expected net revenues and operating income related to the acquired technology in future years, making allowance for the uncertainties regarding, among other things, the time and cost associated with the further advancement of the design and performance of the technology, the rate of adoption of the technology, and the potential for competition related to the technology. As of February 28, 2010, the carrying value of the technology acquisition costs intangible asset was $230,924, and the carrying value of the goodwill was $1,783,712.
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

		February 28, 2010
	Expected Maturity Dates By Fiscal Year
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Investments:
Marketable Securities and Long-term Investments:
Fixed Rate ($)	6,272,769	22,423,574	12,005,733	11,471,719	—	—	52,173,795	52,600,932
Average interest rate	3.52%	2.45%	3.03%	3.84%	N/A	N/A	3.02%
          During the first quarter of fiscal 2010, three of our bonds matured for approximately $23,160,000 and one of our bonds that was due to mature in 2011 was called for approximately $10,000,000. We reinvested the proceeds, along with approximately an additional $1,400,000, into six new bonds with maturity dates in fiscal 2010 of approximately $4,660,000, 2011 of approximately $12,420,000, 2012 of approximately $11,000,000 and 2013 of approximately $6,480,000.

ITEM 4.	CONTROLS AND PROCEDURES
          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of February 28, 2010 and any change in our internal control over financial reporting that occurred during our first fiscal quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of February 28, 2010. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our first fiscal quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          The following table provides information with respect to any purchase made by or on behalf of us or any affiliated purchaser of our common shares for each month during our first quarter ended February 28, 2010:

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
December 1-31, 2009	0	—	0	13,550,580
January 1-31, 2010	121,017	16.11	121,017	11,600,670
February 1-28, 2010	280,975	16.01	280,975	7,101,370

Total	401,992	16.04	401,992

          On April 3, 2008, we publicly announced that our Board of Directors authorized the repurchase of up to $15 million of our common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions. The prices, timing and amount of, and purposes for, any purchases will be determined by management. On May 9, 2008, we publicly announced that our Board of Directors approved an increase in the limit on the share repurchase program and authorized the repurchase of up to an additional $15 million of our common shares, and on July 1, 2008, we publicly announced that our Board of Directors approved an increase in the limit on the share repurchase program and authorized the repurchase of up to an additional $15 million of our common shares, for a total of $45 million of our common shares under the repurchase program. During the first quarter of fiscal year 2010, we repurchased 401,992 common shares at an average price of $16.04 per share and an aggregate cost of $6,449,210. All of the shares were purchased by us in open-market transactions pursuant to this publicly-announced share repurchase program. The program does not have an expiration date, except upon purchase of the maximum authorized dollar amount of our common shares.

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

Somanetics Corporation (Registrant)
Date: March 29, 2010	By:	/s/ William M. Iacona
William M. Iacona
Vice President, Chief Financial Officer, Controller and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.