Form 10-Q
period 2010-05-31
SOMANETICS CORP
filed 2010-07-09
CIK 704328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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
Yes ☐     No ☑
     Number of common shares outstanding at July 9, 2010: 11,953,384

PART I FINANCIAL INFORMATION
SOMANETICS CORPORATION

ITEM 1.	FINANCIAL STATEMENTS
BALANCE SHEETS

	May 31,	November 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,795,802	$28,964,273
Marketable securities	8,749,471	24,763,854
Accounts receivable	8,140,310	8,878,942
Inventory	3,270,486	3,622,531
Prepaid expenses	413,644	1,087,450
Accrued interest receivable	50,598	138,099
Deferred tax asset — current	51,060	51,060

Total current assets	55,471,371	67,506,209

PROPERTY AND EQUIPMENT (at cost):
Demonstration and no capital cost sales equipment at customers	4,475,463	4,285,163
Machinery and equipment	2,157,316	1,886,582
Furniture and fixtures	1,055,489	545,796
Leasehold improvements	468,877	197,450

Total	8,157,145	6,914,991
Less accumulated depreciation and amortization	(3,931,415)	(3,966,645)

Net property and equipment	4,225,730	2,948,346

OTHER ASSETS:
Long-term investments	36,535,755	26,004,995
Deferred tax asset — non-current	3,091,381	2,795,963
Intangible assets, net	227,845	234,003
Goodwill	1,783,712	1,783,712
Other	15,000	15,000

Total other assets	41,653,693	30,833,673

TOTAL ASSETS	$101,350,794	$101,288,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,228,344	$1,466,497
Accrued liabilities	1,833,547	1,788,552

Total current liabilities	3,061,891	3,255,049

OTHER LIABILITIES:
Deferred rent	106,705	—

Total other liabilities	106,705	—

TOTAL LIABILITIES	3,168,596	3,255,049

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred shares; authorized, 1,000,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common shares; authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 11,953,384 shares at May 31, 2010, and 12,104,462 shares at November 30, 2009	119,534	121,045
Additional paid-in capital	94,294,835	97,696,229
Retained earnings	3,767,829	215,905

Total shareholders’ equity	98,182,198	98,033,179

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,350,794	$101,288,228

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended May 31,		Ended May 31,
	2010	2009	2010	2009
NET REVENUES	$13,884,777	$11,831,560	$27,024,461	$22,986,914
COST OF SALES	1,676,771	1,603,755	3,422,225	3,184,236

Gross Margin	12,208,006	10,227,805	23,602,236	19,802,678

OPERATING EXPENSES:
Research, development and engineering	738,600	485,780	1,351,754	919,742
Selling, general and administrative	9,405,910	7,184,010	17,382,185	14,487,908

Total operating expenses	10,144,510	7,669,790	18,733,939	15,407,650

OPERATING INCOME	2,063,496	2,558,015	4,868,297	4,395,028

OTHER INCOME:
Interest income	356,421	328,836	608,889	600,221

Total other income	356,421	328,836	608,889	600,221

INCOME BEFORE INCOME TAXES	2,419,917	2,886,851	5,477,186	4,995,249

INCOME TAX EXPENSE	(914,219)	(1,109,286)	(1,925,262)	(1,915,505)

NET INCOME	$1,505,698	$1,777,565	$3,551,924	$3,079,744

NET INCOME PER COMMON SHARE — BASIC	$0.13	$0.15	$0.30	$0.26

NET INCOME PER COMMON SHARE — DILUTED	$0.12	$0.14	$0.28	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	11,943,665	12,056,844	11,985,978	12,047,707

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	12,890,899	12,923,857	12,889,541	12,923,141

See notes to financial statements

SOMANETICS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six-Month
	Periods Ended
	May 31,	May 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,551,924	$3,079,744
Adjustments to reconcile net income to net cash provided by operations:
Income tax expense	1,637,506	1,698,384
Depreciation and amortization	595,072	522,240
Stock compensation expense	935,488	780,378
Excess tax benefits from stock option exercises	(1,800,327)	—
Changes in assets and liabilities:
Accounts receivable decrease	738,632	106,405
Accrued interest income decrease (increase)	87,501	(158,450)
Inventory decrease (increase)	3,292	(839,528)
Deferred income tax benefit (increase)	(132,597)	(85,000)
Prepaid expenses decrease	673,806	261,456
Accounts payable (decrease)	(238,153)	(350,546)
Accrued liabilities increase (decrease)	44,995	(852,304)
Deferred rent increase	106,705	—

Net cash provided by operating activities	6,203,844	4,162,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and long-term investments	(34,498,656)	(56,462,735)
Proceeds from maturities of marketable securities and long-term investments	39,982,279	24,784,312
Acquisition of property and equipment	(1,517,545)	(233,001)

Net cash provided by (used in) investing activities	3,966,078	(31,911,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(6,449,210)	—
Excess tax benefits from stock option exercises	1,800,327	—
Proceeds from issuance of common shares due to exercise of stock options	310,490	125,118

Net cash (used in) provided by financing activities	(4,338,393)	125,118

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,831,529	(27,623,527)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,964,273	37,166,141

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,795,802	$9,542,614

Supplemental Disclosure of Non cash investing activities:
Demonstration and no capital cost sales equipment capitalized from inventory (Note 2)	$348,753	$356,536

Supplemental Disclosure of Taxes paid:
Federal and state income taxes (Note 3)	$420,353	$332,120
See notes to financial statements

SOMANETICS CORPORATION
Notes to Financial Statements
(Unaudited)
May 31, 2010
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
          The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary for a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the six-month period ended May 31, 2010 do not necessarily indicate the results that you should expect for the fiscal year ending November 30, 2010. You should read the unaudited interim financial statements together with the financial statements and related notes for the fiscal year ended November 30, 2009 included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Marketable Securities and Long-Term Investments consist of Aaa-rated United States government agency bonds, classified as held to maturity, at May 31, 2010 maturing approximately two years to five years from the date of acquisition, are stated at an amortized cost of $45,285,226, and have a market value of $45,697,136 at May 31, 2010.
          Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of:

	May 31,	November 30,
	2010	2009
Purchased components	$2,124,918	$2,358,037
Finished goods	843,634	1,042,205
Work in process	301,934	222,289

Total	$3,270,486	$3,622,531

          Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from two to twelve years. Depreciation expense was $588,914 and $516,082 for the six-month periods ended May 31, 2010 and May 31, 2009, respectively. We offer to our United States customers a no capital cost sales program whereby we ship the INVOS System monitor to the customer at no charge. The INVOS System monitors that are shipped to our customers are classified as no capital cost sales equipment and are depreciated over five years to cost of goods sold. All other depreciation expense is recorded as a selling, general and administrative expense. As of May 31, 2010, we have capitalized $4,475,463 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,877,823. As of November 30, 2009, we have capitalized $4,285,163 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets had a net book value of $1,868,706. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recovered.
          Intangible Assets and Goodwill consist of technology acquisition costs and goodwill. The carrying amount and accumulated amortization of these technology acquisition costs are as follows:

SOMANETICS CORPORATION
Notes to Financial Statements—Continued
(Unaudited)
May 31, 2010

	May 31,	November 30,
	2010	2009
Technology acquisition costs	$246,318	$246,318
Less: accumulated amortization	(18,473)	(12,315)

Total	$227,845	$234,003

          Amortization expense was approximately $6,200 for the six months ended May 31, 2010 and May 31, 2009 for our technology acquisition costs intangible asset. Amortization expense for each of the next 19 fiscal years related to the technology acquisition costs intangible asset is expected to be approximately $12,300 per year. As of November 30, 2009, the carrying value of the technology acquisition costs intangible asset was $234,003 and the carrying value of the goodwill was $1,783,712. As of May 31, 2010, the carrying value of the technology acquisition costs intangible asset was $227,845 and the carrying value of the goodwill was $1,783,712. Intangible assets and goodwill are reviewed annually for impairment at the end of our fiscal year, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.
          Stock Compensation For the first two quarters of fiscal 2010, we have recorded stock compensation expense of $935,488 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants. For the first two quarters of fiscal 2009, we recorded stock compensation expense of $780,378. During the first six months of fiscal 2010, we granted 74,500 stock options to our employees in February 2010 at an exercise price of $16.18 per share on the date of grant. In addition, we issued 152,650 restricted common shares to our employees, officers and a consultant in February 2010 with a market value of $16.18 per share on the date of grant, and we issued 8,184 restricted common shares to our employees in March 2010 with a market value of $17.10 per share on the date of grant. The restricted common shares issued in the first quarter of fiscal 2010 will vest and be expensed in the financial statements over 10 years and the restricted common shares issued in the second quarter of fiscal 2010 will vest and be expensed in the financial statements over 5 years. During the first six months of fiscal 2009, we granted 68,250 stock options to an officer, employees and directors in April 2009 at an exercise price of $14.77 per share on the date of grant. In addition, we issued 9,000 restricted common shares to an officer in April 2009 with a market value of $14.77 per share on the date of grant, and we issued 8,588 restricted common shares to our employees in January 2009 with a market value of $16.31 per share on the date of grant. These options described above were granted under the 2005 Stock Incentive Plan, expire 10 years after grant and were granted at the closing sale price of the common shares as of the date of grant. The weighted-average grant-date fair value of the options granted during the first six months of fiscal 2010 and fiscal 2009 was $8.17 and $7.81, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility (the measure by which the stock price has fluctuated or is expected to fluctuate during the period) 50.06% for 2010 and 53.97% for 2009, risk-free interest rate (approximate U.S. Treasury yield in effect at the time of grant) 2.82% for 2010 and 2.50% for 2009, expected lives of approximately 6 years and a dividend yield of 0%. The fair value of the restricted common shares was estimated based on the market value of the common shares on the date of issuance.
          During the first two quarters of fiscal 2010, 66,150 stock options and 18,573 restricted common shares vested with a total fair value of $774,804. During the first two quarters of fiscal 2009, 52,500 stock options and 15,055 restricted common shares vested with a total fair value of $613,583. During the six months ended May 31, 2010, 91,000 stock options were exercised by our employees, directors and an officer for gross proceeds to us of $310,490. The intrinsic value of these exercised stock options was $1,286,430. During the six months ended May 31, 2009, 37,300 stock options were exercised by our employees, directors and an officer for gross proceeds to us of $125,118. The intrinsic value of these exercised stock options was $383,184.

SOMANETICS CORPORATION
Notes to Financial Statements—Continued
(Unaudited)
May 31, 2010
          As of May 31, 2010, there was $6,720,461 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of approximately 4 years. As of May 31, 2009, there was $5,748,466 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. In addition, as of May 31, 2010, the aggregate intrinsic value of stock options outstanding was $16,382,805 and the aggregate intrinsic value of stock options exercisable was $15,385,052, and as of May 31, 2009, the aggregate intrinsic value of stock options outstanding was $15,501,260 and the aggregate intrinsic value of stock options exercisable was $14,934,050.
          No modifications were made to any share awards that required an accounting charge, and no cash was paid for share-based liabilities during the first two quarters of fiscal 2010 or during the first two quarters of fiscal 2009.
          On April 21, 2010, our shareholders approved an amendment to the Somanetics Corporation 2005 Stock Incentive Plan to increase the number of common shares reserved for issuance under the 2005 Plan by 600,000 shares, from 1,200,000 to 1,800,000 shares.
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

	2010
	Three Months	Six Months
Weighted average shares — basic	11,943,665	11,985,978
Add: effect of dilutive common shares	947,234	903,563

Weighted average shares — diluted	12,890,899	12,889,541

	2009
	Three Months	Six Months
Weighted average shares — basic	12,056,844	12,047,707
Add: effect of dilutive common shares	867,013	875,434

Weighted average shares — diluted	12,923,857	12,923,141
          For the three and six months ended May 31, 2010 there were 251,500 stock options outstanding that were excluded from the computation of net income per common share — diluted, and for the three and six months ended May 31, 2009 there were 300,500 stock options outstanding that were excluded from the computation of net income per common share — diluted, as the exercise price of these options exceeded the average market price per share of our common shares. As of May 31, 2010 we had outstanding 1,794,137 stock options to purchase common shares and as of May 31, 2009 we had outstanding 1,830,137 stock options to purchase common shares.
          Common Share Repurchase Program During the first six months of fiscal 2010, we repurchased 401,992 common shares at an average price of $16.04 per share and an aggregate cost of $6,449,210. All of the shares were purchased by us in open-market transactions pursuant to our publicly-announced share repurchase program.

SOMANETICS CORPORATION
Notes to Financial Statements—Continued
(Unaudited)
May 31, 2010
3.	INCOME TAXES
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with generally accepted accounting principles, including our past operating results, the existence of cumulative losses over our history up to the most recent seven fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included making assumptions about our net revenues and pre-tax income in future years, making allowance for the uncertainties regarding, among other things, our future net revenues, the rate of adoption of our products in the marketplace and the competition in the marketplace. As of May 31, 2010, we have concluded that it is more likely than not that approximately $3,142,000 of such assets will be realized.
          Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.
          During the first six months of fiscal 2010, we recognized income tax expense in our statement of operations at an estimated effective tax rate of 35%, inclusive of approximately $163,000 in tax benefits related to research and development tax credits recorded in the first quarter. In addition, during fiscal 2010, we have recognized deferred tax assets related to the exercise of stock options in prior years of approximately $1,800,300. These assets were recognized as an increase in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable. During the first six months of fiscal 2009, we recognized income tax expense in our statement of operations at an estimated effective tax rate of 38% as a result of certain additional state tax expenses recorded in the first quarter.
          During the first six months of fiscal 2010 we paid income taxes of approximately $132,600 for alternative minimum tax due and approximately $287,800 for state income taxes due. During the first six months of fiscal 2009 we paid income taxes of approximately $85,000 for alternative minimum tax due and approximately $247,000 for state income taxes due.
4.	ACCRUED LIABILITIES
          Accrued liabilities consist of the following:

	May 31,	November 30,
	2010	2009
Incentive Compensation	$840,796	$1,185,225
Sales Commissions	504,340	425,969
Professional Fees	419,312	159,458
Clinical Research	48,074	—
Warranty	21,025	17,900

Total	$1,833,547	$1,788,552

5.	COMMITMENTS AND CONTINGENCIES
          We may become subject to product liability claims by patients or physicians, and may become a defendant in product liability or malpractice litigation.

SOMANETICS CORPORATION
Notes to Financial Statements—Continued
(Unaudited)
May 31, 2010
6.	SEGMENT INFORMATION
          We operate our business in one reportable segment, the development, manufacture and marketing of medical devices. Our products have similar characteristics, customers, distribution and marketing strategies, and are subject to similar regulatory requirements. In making operating and strategic decisions, our management evaluates net revenues based on the worldwide net revenues of our products, and also profitability on an enterprise-wide basis due to shared costs. Approximately 99% of our net revenues in the first two quarters of fiscal 2010 and 100% of our net revenues in the first two quarters of fiscal 2009 were derived from our INVOS System product line.
7.	SUBSEQUENT EVENTS
          On June 16, 2010, United States Surgical Corporation (“Parent”) and Covidien DE Corp, a newly —formed Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with us. Pursuant to the Merger Agreement, Sub commenced a cash tender offer (the “Offer”) on June 25, 2010 to purchase all of our outstanding common shares for $25.00 per share in cash (the “Offer Price”), without interest.. The Offer will remain open until 12:01 a.m. on July 27, 2010, subject to possible extension in accordance with the terms set forth in the Merger Agreement. Pursuant to the Merger Agreement, after consummation of the Offer, and subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, Sub will merge with and into Somanetics (the “Merger”), with Somanetics surviving as the wholly-owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each issued and outstanding common share shall be canceled and converted into the right to receive the Offer Price in cash without interest. If Sub holds 90% or more of the outstanding common shares immediately prior to the Merger, it may effect the Merger without a meeting of our shareholders.
          The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. Subject to certain limited exceptions in the Merger Agreement, we have also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire us and we have agreed to certain restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains customary termination provisions for us and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay Parent a termination fee of $10.5 million.
          Pursuant to the Agreement, we granted Sub an irrevocable option (the “Top-Up Option”), to purchase the aggregate number of our newly-issued common shares that, when added to the number of our common shares owned by Parent and Sub at the time of such exercise, constitutes one share more than ninety percent (90%) of our common shares outstanding immediately after such exercise. The per share exercise price of the Top Up Option is equal to the Offer Price. The number of our common shares subject to the Top-Up Option is limited to the aggregate number our common shares held as authorized but unissued common shares at the time of exercise. The Top Option will terminate concurrently with the termination of the Merger Agreement.
          The Offer is subject to the satisfaction or waiver of a number of customary conditions set forth in the Merger Agreement, including that there shall have been validly tendered and not validly withdrawn prior to the expiration of the Offer, when added to the number of our common shares directly or indirectly owned by Parent or Sub, a majority of our common shares then outstanding and the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
          The Merger Agreement provides that all options to purchase common shares that are outstanding immediately prior to the Effective Time, whether vested or unvested, will be canceled at the Effective Time in exchange for a cash payment to be made by Parent promptly following the Effective Time equal to the excess of the Offer Price over the exercise price of the option, multiplied by the number of common shares underlying the option. Each of our restricted common shares outstanding immediately prior to the Effective Time will become fully vested and free of any restrictions immediately prior to the Effective Time. As a result, all restricted shares will be treated

SOMANETICS CORPORATION
Notes to Financial Statements—Continued
(Unaudited)
May 31, 2010
in a manner consistent with our other common shares and will be converted into the right to receive $25 in cash in connection with the Merger.
          As a result of the discussions leading to the Merger Agreement and since signing the Merger Agreement, pursuant to the Merger Agreement (which generally prohibits distributions), the Company has suspended its common share repurchase program, at least until the Merger is consummated or the Merger Agreement is terminated.
          In connection with the negotiation of the Offer and the Merger, we engaged Leerink Swann LLC (“Leerink”) as our financial advisor under a letter agreement dated May 27, 2010. Pursuant to the terms of this engagement letter, we have agreed to pay Leerink a transaction fee equal to the sum of 1.5% of the aggregate consideration (as defined in the engagement letter) in the transaction up to $200 million plus 1% of the aggregate consideration above $200 million. The transaction fee is conditioned upon, and will be payable upon, the successful closing of the Offer. A fee equal to 25% of that transaction fee (credited against the ultimate transaction fee payable upon closing) became payable upon Leerink’s delivery of its fairness opinion (approximately $1.1 million). In addition, the Company has agreed to reimburse Leerink for its reasonable out-of-pocket expenses, including the reasonable fees and expenses of its legal counsel, and to indemnify Leerink and related persons against various liabilities, including certain liabilities under the federal securities laws.
          We had also retained Citigroup as our financial advisor pursuant to an agreement dated December 17, 2007 in connection with previous discussions with Covidien. While that engagement has terminated, pursuant to the engagement letter, we may be obligated to pay Citigroup a fee upon the closing of the Offer, which the Company currently estimates to be approximately $4,280,000. If Citigroup receives this fee, the Leerink fee will be reduced to $2,782,000. In addition, the Company has agreed to indemnify Citigroup and certain related parties against certain liabilities arising out of their engagement.
          The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K, dated and filed on June 16, 2010, and is incorporated in this report by reference. The Merger Agreement has been incorporated to provide information regarding its terms. It is not intended to provide any other factual information about us, Parent or Sub. In particular, the assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in confidential disclosure schedules provided by us to Parent and Sub in connection with the signing of the Merger Agreement. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement.
          On June 30, 2010, a shareholder filed in the Sixth Judicial Circuit Court for the State of Michigan a putative class action complaint, titled Stanley Manne v. Somanetics Corporation, et al. The complaint names as defendants Somanetics and each of its directors, as well as United States Surgical Corporation, Covidien plc, and Covidien DE Corporation.. The complaint alleges, among other things, that the consideration to be paid to shareholders under the terms of the Merger Agreement is unfair and undervalues Somanetics, that the directors breached their fiduciary duties by, among other things, failing to maximize shareholder value and failing to engage in a fair sale process, that Somanetics, United States Surgical Corporation, Covidien plc and Covidien DE Corporation aided and abetted the alleged breaches of fiduciary duties, and that Somanetics failed to adequately disclose material information regarding the Offer. The complaint seeks, among other relief, to enjoin the consummation of the Offer, or if the Offer is consummated, to rescind the Offer. We intend to vigorously defend the lawsuit.
          We evaluated all subsequent events from the date of the balance sheet and there were no other events or transactions that have occurred which require recognition or disclosure in the financial statements.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2010

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
          You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial data included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K and in Part II, Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Forward-Looking Statements” in Item 1A of our Annual Report on Form 10-K.
          Forward-looking statements include statements regarding the intent, belief or current expectations of us or our management, including statements preceded by, followed by or including forward-looking terminology such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “propose,” “estimate,” “continue,” “predict” or similar expressions, with respect to various matters. Such forward-looking statements include our decision to enter into an agreement to be acquired by Covidien, our ability and the ability of Covidien to complete the transaction contemplated by the definitive agreement, including the parties’ ability to satisfy the conditions set forth in the Merger Agreement, and the possibility of any termination of the definitive agreement. The forward-looking statements contained in this report are based on current expectations, and those made at other times will be based on our expectations when the statements are made. Some or all of the results anticipated by these forward-looking statements may not occur. Factors that could cause or contribute to such differences include, but are not limited to, the expected timetable for completing the proposed transaction, the risk and uncertainty in connection with a strategic alternative process, economic conditions in general and in the healthcare market, including the current global economic difficulties, the demand for and market acceptance of our products in existing market segments and in new market segments we plan to pursue, our current dependence on the INVOS Cerebral/Somatic Oximeter and disposable sensors, our dependence on distributors for a substantial portion of our sales, our dependence on single-source suppliers, potential competition, the effective management of our growth, our ability to attract and retain key personnel, the potential for products liability claims, government regulation of our business, future equity compensation expenses, the challenges associated with developing new products and obtaining and maintaining regulatory approvals if necessary, research and development activities, our ability to implement its business strategy, international economic, political and other risks that could negatively affect our results of operations or financial position, the fluctuation of our operating results from period to period, our assessment of our goodwill valuation, the impact of foreign currency fluctuations, tax law changes in Europe, Japan or in other foreign jurisdictions, the lengthy sales cycle for our products, sales employee turnover, changes in our actual or estimated future taxable income, changes in accounting rules, enforceability and the costs of enforcement of our patents, potential infringements of others’ patents and the other factors set forth from time to time in our Securities and Exchange Commission filings. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements in this report are based on information available to us on the date of this report. You should read this report and the documents filed as exhibits and incorporated by reference into this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify all forward-looking statements in this report by these cautionary statements. All forward-looking statements in this report are based on information available to us on the date of the report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2010
     Agreement and Plan of Merger
          On June 16, 2010, United States Surgical Corporation (“Parent”) and Covidien DE Corp, a newly —formed Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with us. Pursuant to the Merger Agreement, Sub commenced a cash tender offer (the “Offer”) on June 25, 2010 to purchase all of our outstanding common shares for $25.00 per share in cash (the “Offer Price”), without interest.. The Offer will remain open until 12:01 a.m. on July 27, 2010, subject to possible extension in accordance with the terms set forth in the Merger Agreement. Pursuant to the Merger Agreement, after consummation of the Offer, and subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, Sub will merge with and into Somanetics (the “Merger”), with Somanetics surviving as the wholly-owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each issued and outstanding common share shall be canceled and converted into the right to receive the Offer Price in cash without interest. If Sub holds 90% or more of the outstanding common shares immediately prior to the Merger, it may effect the Merger without a meeting of our shareholders.
          The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. Subject to certain limited exceptions in the Merger Agreement, we have also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire us and we have agreed to certain restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains customary termination provisions for us and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay Parent a termination fee of $10.5 million.
          Pursuant to the Agreement, we granted Sub an irrevocable option (the “Top-Up Option”), to purchase the aggregate number of our newly-issued common shares that, when added to the number of our common shares owned by Parent and Sub at the time of such exercise, constitutes one share more than ninety percent (90%) of our common shares outstanding immediately after such exercise. The per share exercise price of the Top Up Option is equal to the Offer Price. The number of our common shares subject to the Top-Up Option is limited to the aggregate number our common shares held as authorized but unissued common shares at the time of exercise. The Top Option will terminate concurrently with the termination of the Merger Agreement.
          The Offer is subject to the satisfaction or waiver of a number of customary conditions set forth in the Merger Agreement, including that there shall have been validly tendered and not validly withdrawn prior to the expiration of the Offer, when added to the number of our common shares directly or indirectly owned by Parent or Sub, a majority of our common shares then outstanding and the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
          The Merger Agreement provides that all options to purchase common shares that are outstanding immediately prior to the Effective Time, whether vested or unvested, will be canceled at the Effective Time in exchange for a cash payment to be made by Parent promptly following the Effective Time equal to the excess of the Offer Price over the exercise price of the option, multiplied by the number of common shares underlying the option. Each of our restricted common shares outstanding immediately prior to the Effective Time will become fully vested and free of any restrictions immediately prior to the Effective Time. As a result, all restricted shares will be treated in a manner consistent with our other common shares and will be converted into the right to receive $25 in cash in connection with the Merger.
          The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K, dated and filed on June 16, 2010, and is incorporated in this report by reference. The Merger Agreement has been incorporated to provide information regarding its terms. It is not intended to provide any other factual information about us, Parent or Sub. In particular, the assertions embodied in the representations and warranties contained in the Merger

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2010
Agreement are qualified by information in confidential disclosure schedules provided by us to Parent and Sub in connection with the signing of the Merger Agreement. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement.
          This report is neither an offer to purchase nor a solicitation of an offer to sell securities. Covidien has filed a Tender Offer Statement on Schedule TO with the SEC and we have filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC related to the tender offer. The Tender Offer Statement (including the Offer to Purchase, a related Letter of Transmittal and other tender offer documents) and the Solicitation/Recommendation Statement contain important information that should be read carefully before any decision is made with respect to the tender offer. Those materials have been made available to our security holders at no expense to them. In addition, all of those materials (and all other offer documents filed with the SEC) will be available at no charge on the SEC’s website at www.sec.gov.
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
          In November 2008, we acquired substantially all of the assets of ICU Data Systems, Inc., a technology development company, for approximately $2,000,000 in cash plus the assumption of specified liabilities. ICU Data Systems has developed a patented technology that integrates data from a broad array of hospital bedside devices, such as physiological monitors, ventilators and infusion devices, into a single bedside display for comparison, data management and storage. We launched our newly-acquired data integration technology, as a stand-alone device that we call Vital Sync™, in the third quarter of fiscal 2009. The INVOS System is one of many devices whose data can be integrated into the stand-alone device. In May 2010, we received 510(k) clearance from the FDA to expand features on our Vital Sync™ bedside monitor and research data aggregation system. The clearance allows for interface with a broader range of bedside devices, display of derived parameters of calculated clinical indices, and an automated events trigger to alert clinicians when patient parameters fall outside desired thresholds. In addition, we continue to invest to combine the Vital Sync System and INVOS System technologies into a single product in fiscal 2010. Upon completion of development of a single product combining the Vital Sync System with our INVOS System technology, we also plan to pursue a new FDA 510(k) clearance for this integrated device for a launch currently expected in mid-2011.
     Net Revenues and Cost of Sales
          We derive our revenues primarily from sales of INVOS Systems, although we expect to derive modest revenues in fiscal 2010 from sales of our Vital Sync System, which we launched as a stand-alone device in the third quarter of 2009. In the United States, such sales are made primarily to hospitals through our direct sales team and an independent sales representative firm. Outside the United States, we have distribution agreements with independent distributors for the INVOS System, including Covidien in Europe, Canada, the Middle East and South Africa, and Edwards Lifesciences Ltd. in Japan. Our cost of sales represent the cost of producing monitors and disposable sensors. Revenues from outside the United States contributed 22% to our first six months of fiscal 2010 net

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2010
revenues. As a percentage of net revenues, the gross margins from our international sales are typically lower than gross margins from our U.S. sales, reflecting the difference between the prices we receive from distributors and from direct customers.
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
          We have increased the size of our U.S. direct sales team and expect to increase the size of our U.S. direct sales team in fiscal 2010. In addition, we have hired and may hire additional direct salespersons and clinical specialists in Europe to support Covidien. We also expect selling, general and administrative expenses to increase in fiscal 2010, primarily as a result of the Agreement and Plan of Merger with Covidien plc, the hiring of additional sales employees, the patent infringement action that we have filed against CAS Medical Systems, Inc. in 2009, expenses associated with the lease agreement that we have entered into for our new corporate headquarters and assembly and storage facility and increased stock compensation expense.
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

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2010
Results of Operations
     Three Months Ended May 31, 2010 Compared to Three Months Ended May 31, 2009
          Net Revenues. Our net revenues increased $2,053,217, or 17%, from $11,831,560 in the three-month period ended May 31, 2009 to $13,884,777 in the three-month period ended May 31, 2010. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $1,350,442, or 15%, from $9,312,264 in the three month period ended May 31, 2009 to $10,662,706 in the three month period ended May 31, 2010. The increase in U.S. sales was primarily due to an increase in sales of disposable sensors of $1,033,596, or 12%, primarily as a result of a 13% increase in sensor unit sales. In addition, sales of the INVOS System monitor increased by $251,846, or 40%, primarily as a result of increased purchases by hospitals; and

•	an increase in international sales of $702,775, or 28%, from $2,519,296 in the three month period ended May 31, 2009 to $3,222,071 in the three month period ended May 31, 2010. The increase in international sales was primarily due to increased sales of our disposable sensor of $772,784, or 65%, primarily as a result of increased purchases by Covidien in Europe and higher prices negotiated as part of our distribution agreement extension with Covidien effective February 2010, partially offset by decreased purchases from Edwards Lifesciences. This increase in sensor revenues was partially offset by a decrease in sales of the INVOS System monitor internationally of $70,009, or 5%, primarily due to decreased purchases by Edwards Lifesciences of approximately $383,000 due to stocking purchases in the first quarter of 2010 of product manufactured in our previous facility while they awaited the required Japanese regulatory approval to purchase product from our new facility which they received in the second quarter of fiscal 2010, partially offset by increased INVOS System purchases by E-Wha Biomedics Co., Ltd. in Korea of approximately $306,000.
          In the second quarter of fiscal 2010, international sales represented 23% of our net revenues, compared to 21% of our net revenues in the second quarter of fiscal 2009. Purchases by Covidien accounted for 16% of net revenues in the second quarter of fiscal 2010 compared to 11% in the second quarter of fiscal 2009.
          We sold 89,650 disposable sensors in the United States and 47,800 internationally in the second quarter of fiscal 2010. We placed 77 INVOS System monitors in the United States and 147 internationally in the second quarter of fiscal 2010, and our installed base of INVOS System monitors in the United States was approximately 3,100, in approximately 800 hospitals, as of May 31, 2010.
          Sales of our products as a percentage of net revenues were as follows:

	Three Months Ended May 31,
Product	2010	2009
Sensors	84%	83%
INVOS System Monitors	16%	17%

Total	100%	100%

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

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2010
          Gross Margin. Gross margin as a percentage of net revenues was 88% for the three months ended May 31, 2010 and 86% for the three months ended May 31, 2009. The increase in our gross margin percentage is primarily attributable to higher prices negotiated as part of our distribution agreement extension with Covidien effective February 2010, increased sales to Covidien in the second quarter of 2010, and increased INVOS System monitor sales in the United States.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $252,820, or 52%, from $485,780 in the second quarter of fiscal 2009 to $738,600 in the second quarter of fiscal 2010. The increase is primarily attributable to an $88,484 increase in salaries, primarily due to the addition of research and development personnel in fiscal 2009 and 2010, an $86,299 increase in development costs associated with our INVOS System, and a $59,661 increase in development costs associated with our Exclusive Sublicense Agreement with Raba Equity Partners II, LLC. We expect our research, development and engineering expenses to increase in fiscal 2010, excluding the $2,000,000 of expense incurred in the fourth quarter of 2009 in connection with new licenses, primarily as a result of the hiring of additional research and development personnel, development costs associated with the integration of the INVOS System and Vital Sync System, development costs associated with our Exclusive Sublicense Agreement with Raba Equity Partners II, LLC, development costs associated with our Contract Development Agreement with Shirley Research Corporation, and development costs associated with advances to the design and performance features of the INVOS System, including the disposable sensor.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,221,900, or 31%, from $7,184,010 for the three months ended May 31, 2009 to $9,405,910 for the three months ended May 31, 2010, primarily due to:
•	a $575,327 increase in legal costs primarily due to the patent infringement action that we have filed against CAS Medical Systems, Inc. in 2009, and the Agreement and Plan of Merger with Covidien;

•	a $561,342 increase in salaries, wages and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 120 employees for the three months ended May 31, 2009 to an average of 142 employees for the three months ended May 31, 2010) and an increase in employee insurance premiums and salaries of existing employees;

•	a $364,727 increase in sales commissions primarily due to fiscal 2010 year-to-date sales performance;

•	a $263,852 increase in accrued incentive compensation expense due to our year-to-date 2010 financial performance in accordance with the 2010 incentive compensation plans;

•	a $179,735 increase in travel, marketing and selling-related expenses, primarily as a result of increased sales training expenses as a result of the timing of our national sales meeting which was held in the second quarter of fiscal 2010, compared to the first quarter of fiscal 2009;

•	a $154,478 increase in facility expenses, primarily due to the expenses associated with the lease agreement that we have entered into for our new corporate headquarters and assembly and storage facility; and

•	a $121,390 increase in stock compensation expense primarily due to stock compensation issued to our officers, employees, directors and one of our consultants in fiscal 2010.
We expect our selling, general and administrative expenses to increase in fiscal 2010, primarily as a result of the Agreement and Plan of Merger with Covidien plc, the hiring of additional sales employees, the patent infringement action that we have filed against CAS Medical Systems, Inc., expenses associated with the lease agreement that we have entered into for our new corporate headquarters and assembly and storage facility and increased stock compensation expense.
          Other Income. During the second quarter of fiscal 2010, interest income increased to $356,421, from $328,836 in the second quarter of 2009, primarily due to our increased interest rates and our increased cash, cash equivalents and investments balances compared to the second quarter of fiscal 2009.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2010
          Income Taxes. During the second quarter of fiscal 2010 and 2009, we recognized income tax expense on our statement of operations at an estimated effective tax rate 38% as a result of certain additional state tax expenses recorded in the quarter. In addition, during the second quarter of fiscal 2010, we have recognized deferred tax assets of approximately $760,900 related to the exercise of stock options in prior years. These assets were recognized as an increase in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable.
     Six Months Ended May 31, 2010 Compared to Six Months Ended May 31, 2009
          Net Revenues. Our net revenues increased $4,037,547, or 18%, from $22,986,914 in the six-month period ended May 31, 2009 to $27,024,461 in the six-month period ended May 31, 2010. The increase in net revenues is primarily attributable to:
•	an increase in U.S. sales of $3,068,074, or 17%, from $18,056,484 in the first six months of fiscal 2009 to $21,124,558 in the first six months of fiscal 2010. The increase in U.S. sales was primarily due to an increase in sales of disposable sensors of $2,062,346, or 13%, primarily as a result of an 12% increase in sensor unit sales. In addition, sales of the INVOS System monitor increased by $645,710, or 42%, primarily as a result of increased purchases by hospitals and $320,000 of monitors sold in connection with the compartment syndrome study in the first quarter, and sales of the Vital Sync System increased $360,018, primarily as a result of monitors sold in connection with the compartment syndrome study in the first quarter; and

•	an increase in international sales of $969,473, or 20%, from $4,930,430 in the first six months of fiscal 2009 to $5,899,903 in the first six months of fiscal 2010. The increase in international sales was primarily due to increased sales of our disposable sensors of $998,989, or 42%, primarily as a result of increased purchases by Covidien in Europe and higher prices negotiated as part of our distribution agreement extension with Covidien effective February 2010. This increase was partially offset by a decrease in sales of the INVOS System monitor internationally of $29,516, or 1%, primarily due to reduced purchases by Covidien in Europe of approximately $357,000, partially offset by increased purchases by E-Wha Biomedics Co., Ltd. in Korea of approximately $258,000. In the first six months of fiscal 2010, international sales represented 22% of our net revenues, compared to 21% of our net revenues in the first six months of fiscal 2009. Purchases by Covidien accounted for 13% of net revenues in the first six months of fiscal 2010 and fiscal 2009.
     We sold 170,807 disposable sensors in the United States and 97,950 internationally in the first six months of fiscal 2010. We placed 186 INVOS System monitors in the United States and 291 internationally in the first six months of fiscal 2010.
     Sales of our products as a percentage of net revenues were as follows:

	Six Months Ended May 31,
Product	2010	2009
Sensors	81%	82%
INVOS System Monitors	18%	18%
Vital Sync System	1%	—

Total	100%	100%

          Gross Margin. Gross margin as a percentage of net revenues was 87% for the six months ended May 31, 2010 and 86% for the six months ended May 31, 2009. The increase in our gross margin percentage is primarily attributable to higher prices negotiated as part of our distribution agreement extension with Covidien effective

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2010
February 2010, increased sales to Covidien in the second quarter of 2010, and increased INVOS System monitor sales in the United States.
          Research, Development and Engineering Expenses. Our research, development and engineering expenses increased $432,012, or 47%, from $919,742 in the first two quarters of fiscal 2009 to $1,351,754 in the first two quarters of fiscal 2010. The increase is primarily attributable to a $169,062 increase in salaries, primarily due to the addition of research and development personnel in fiscal 2009 and 2010, a $152,065 increase in development costs associated with our INVOS System, a $72,255 increase in development costs associated with our Exclusive Sublicense Agreement with Raba Equity Partners II, LLC, and a $42,920 increase in development costs associated with our Contract Development Agreement with Shirley Research Corporation.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,894,277, or 20%, from $14,487,908 for the six months ended May 31, 2009 to $17,382,185 for the six months ended May 31, 2010, primarily due to:
•	a $1,222,216 increase in salaries, wages, and related expenses, primarily as a result of an increase in the number of employees, principally in sales and marketing (from an average of 117 employees for the six months ended May 31, 2009 to an average of 140 employees for the six months ended May 31, 2010) and an increase in employee insurance premiums and salaries of existing employees;

•	a $786,967 increase in legal costs primarily due to the patent infringement action that we have filed against CAS Medical Systems, Inc. in 2009, and the Agreement and Plan of Merger with Covidien;

•	a $394,060 increase in facility expenses, primarily due to the expenses associated with the lease agreement that we have entered into for our new corporate headquarters and assembly and storage facility;

•	a $377,121 increase in sales commissions primarily due to fiscal 2010 year-to-date sales performance;

•	a $277,956 increase in accrued incentive compensation expense due to our year-to-date 2010 financial performance in accordance with the 2010 incentive compensation plans; and

•	a $155,110 increase in stock compensation expense due to stock compensation issued to our officers, employees, directors and one of our consultants in fiscal 2010.
These increases were partially offset by a $346,592 decrease in travel, marketing and selling-related expenses as a result of decreased sales and marketing activities, including trade shows, sales training and recruiting.
          Other Income. During the first six months of fiscal 2010, interest income increased to $608,889, from $600,221 in the first six months of 2009, primarily due to our increased cash, cash equivalents and investment balances compared to the first six months of fiscal 2009.
          Income Taxes. During the first six months of fiscal 2010, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 35%, inclusive of approximately $163,000 in tax benefits related to research and development tax credits. In the first six months of fiscal 2009, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 38%, as a result of certain additional state tax expenses recorded in the first two quarters. In addition, during fiscal 2010, we have recognized deferred tax assets of approximately $1,800,300 related to the exercise of stock options in prior years. These assets were recognized as an increase in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2010
Liquidity and Capital Resources
     General
          Our principal sources of operating funds have been the proceeds from sales of our common shares and cash provided by operating activities.
          As of May 31, 2010, we did not have any outstanding or available debt financing arrangements, we had working capital of $52.4 million and our primary sources of liquidity were $34.8 million of cash and cash equivalents, $8.7 million of marketable securities and $36.5 million of long-term investments. Marketable securities and long-term investments consist of Aaa-rated United States Government agency bonds, and cash and cash equivalents are currently invested in bank savings accounts and money market accounts, pending their ultimate use.
          We believe that cash, cash equivalents, marketable securities and long-term investments on hand at May 31, 2010 will be adequate to satisfy our operating and capital requirements for more than the next twelve months.
     Cash Flows From Operating Activities
          Net cash provided by operations during the first six months of fiscal 2010 and 2009 was $6,203,844 and $4,162,779, respectively. In the first six months of fiscal 2010, cash was provided primarily by:
•	$4,919,663 of income before income taxes and non-cash depreciation, amortization and stock compensation expense and excess tax benefits from stock option exercises;

•	a $673,806 decrease in prepaid expenses, primarily as a result of property and equipment and leasehold improvements associated with our new facility that were capitalized as machinery and equipment, furniture and fixtures and leasehold improvements during the first six months of 2010, and the amortization of prepaid insurance payments paid at the end of fiscal 2009;

•	a $738,632 decrease in accounts receivable, primarily as a result of lower second quarter sales in fiscal 2010 than in the fourth quarter of fiscal 2009 and more timely collections in the second quarter of fiscal 2010;

•	a $106,705 increase in deferred rent associated with the new lease agreement for our new facility;

•	an $87,501 decrease in accrued interest income, primarily due to the timing of interest payments on our marketable securities and long-term investments;

•	a $44,995 increase in accrued liabilities, primarily due to increased incentive compensation and sales commission accruals as a result of year to date financial performance, increased legal accruals associated with the patent infringement action that we have filed against CAS Medical Systems, Inc. in 2009, and the Agreement and Plan of Merger with Covidien, partially offset by the payment of year-end 2009 accruals, including incentive compensation and sales commissions; and

•	a $3,292 decrease in inventories, primarily due to higher than expected second quarter 2010 sales, partially offset by acquisitions of components due to anticipated sales; inventories on our balance sheet decreased more because we capitalized INVOS System monitors to property and equipment that are being used as demonstration units and no capital cost sales equipment, as described below.
Cash provided by operations in the first six months of fiscal 2010 was partially offset by:
•	a $238,153 decrease in accounts payable, primarily as a result of timing of payments made to vendors, partially offset by increased operating expenses; and

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2010
•	an $132,597 increase in deferred income tax benefits as a result of payments made for estimated alternative minimum tax that we expect will result in future tax credits when we use our net operating loss carryforwards.
          We expect our working capital requirements to increase as sales increase.
          In connection with the negotiation of the Offer and the Merger, we engaged Leerink Swann LLC (“Leerink”) as our financial advisor under a letter agreement dated May 27, 2010. Pursuant to the terms of this engagement letter, we have agreed to pay Leerink a transaction fee equal to the sum of 1.5% of the aggregate consideration (as defined in the engagement letter) in the transaction up to $200 million plus 1% of the aggregate consideration above $200 million. The transaction fee is conditioned upon, and will be payable upon, the successful closing of the Offer. A fee equal to 25% of that transaction fee (credited against the ultimate transaction fee payable upon closing) became payable upon Leerink’s delivery of its fairness opinion [(approximately $1.1 million)]. In addition, the Company has agreed to reimburse Leerink for its reasonable out-of-pocket expenses, including the reasonable fees and expenses of its legal counsel, and to indemnify Leerink and related persons against various liabilities, including certain liabilities under the federal securities laws.
          We had also retained Citigroup as its financial advisor pursuant to an agreement dated December 17, 2007 in connection with previous discussions with Covidien. While that engagement has terminated, pursuant to the engagement letter, we may be obligated to pay Citigroup a fee upon the closing of the Offer, which the Company currently estimates to be approximately $4,280,000. If Citigroup receives this fee, the Leerink fee will be reduced to $2,782,000. In addition, the Company has agreed to indemnify Citigroup and certain related parties against certain liabilities arising out of their engagement.
          In addition, as a result of the Merger Agreement, the Merger and the Offer, we may become subject to putative class action lawsuits on behalf of shareholders challenging the fairness of the Offer Price or making other claims regarding the Offer Price, the sale process or disclosures relating to the Offer or the Merger. The Merger Agreement also contains customary termination provisions for us and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay Parent a termination fee of $10.5 million.
          The decrease in inventories described above is less than shown on our balance sheet because it includes INVOS System monitors that we capitalized because they are being used as demonstration units and no capital cost sales equipment. We capitalized $348,753 of costs from inventory for INVOS System monitors being used as demonstration units and no capital cost sales equipment at customers during the first six months of fiscal 2010, compared to $356,536 in the first six months of fiscal 2009. As of May 31, 2010, we have capitalized $4,475,463 in costs for INVOS System monitors being used as demonstration and no capital cost sales equipment, and these assets have a net book value of $1,877,823. We depreciate these assets over five years.
     Cash Flows From Investing Activities
          Net cash provided by investing activities in the first six months of 2010 was $3,966,078 and net cash used in investing activities in the first six months of 2009 was $31,911,424. In the first six months of fiscal 2010, cash provided by maturities and redemptions of marketable securities and long-term investments was $39,982,279. These maturities were partially offset by our investment in marketable securities and long-term investments of $34,498,656 and the acquisition of $1,517,545 of property and equipment, primarily furniture, equipment and leasehold improvements for our new corporate headquarters and storage and assembly facility.

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2010
     Cash Flows From Financing Activities
          Net cash used in financing activities in the first six months of fiscal 2010 was $4,338,393 and net cash provided by financing activities in the first six months of fiscal 2009 was $125,118. During the first six months of fiscal 2010, we repurchased 401,992 common shares for a total of $6,449,210. We currently have approximately $7,100,000 remaining under our $45 million common share repurchase program. As a result of the discussions leading to the Merger Agreement and since signing the Merger Agreement, pursuant to the Merger Agreement (which generally prohibits distributions), the Company has suspended its common share repurchase program, at least until the Merger is consummated or the Merger Agreement is terminated. This cash used in financing activities was partially offset by the excess tax benefits from the previous exercise of stock options of $1,800,327 and gross proceeds of $310,490 from the issuance of 91,000 common shares as a result of the exercise of stock options by our employees, directors and an officer.
Contractual Obligations
          As of May 31, 2010, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 under the caption “Contractual Obligations,” except as set forth above under the caption “Liquidity and Capital Resources — Cash Flows From Operating Activities.”
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
     Stock Compensation
          For the first two quarters of fiscal 2010, we have recorded stock compensation expense of $935,488 as a result of stock options and restricted common shares granted to our officers, employees, directors and one of our consultants. For the first two quarters of fiscal 2009, we recorded stock compensation expense of $780,378. During the first six months of fiscal 2010, we granted 74,500 stock options to our employees in February at an exercise price of $16.18 per share on the date of grant. In addition we issued 8,184 restricted common shares to our employees in March 2010 with a market value of $17.10 per share on the date of grant and we issued 152,650 restricted common shares in February 2010 to our employees, officers and a consultant with a market value of $16.18 per share on the date of grant. The restricted common shares issued in the first two quarters of fiscal 2010 will vest and be expensed in the financial statements over 10 years. During the first six months of fiscal 2009, we granted 68,250 stock options to an officer, employees and directors in April 2009 at an exercise price of $14.77 per share on the date of grant. In addition, we issued 9,000 restricted common shares to an officer in April 2009 with a market value of $14.77 per share on the date of grant, and we issued 8,588 restricted common shares to our employees in January 2009 with a market value of $16.31 per share on the date of grant.
     As of May 31, 2010, there was $6,720,461 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of approximately 4 years. No modifications were made to any share awards that required

SOMANETICS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
May 31, 2010
an accounting charge, and no cash was paid for share-based liabilities during the first two quarters of fiscal 2010 or during the first two quarters of fiscal 2009.
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
     Income Taxes
          We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with generally accepted accounting principles, including our past operating results, the existence of cumulative losses over our history up to the most recent seven fiscal years, and our forecast for future net income. Our assessment of our deferred tax assets included making assumptions about our net revenues and pre-tax income in future years, making allowance for the uncertainties regarding, among other things, our future net revenues, the rate of adoption of our products in the marketplace and the competition in the marketplace. As of May 31, 2010, we have concluded that it is more likely than not that approximately $3,142,000 of such assets would be realized.
          Given the assumptions inherent in our financial plans, it is possible to calculate a different value for our deferred tax asset by changing one or more of the variables in our assessment. However, we believe that our evaluation of our financial plans was reasonable, and that the judgments and assumptions that we made at the time of developing the plan were appropriate.
          During the first six months of fiscal 2010, we recognized income tax expense on our statement of operations at an estimated effective tax rate of 35%, inclusive of approximately $163,000 in tax benefits related to research and development tax credits recorded in the first quarter. In addition, during fiscal 2010, we have recognized deferred tax assets related to the exercise of stock options in prior years of approximately $1,800,300. These assets were recognized as an increase in additional paid in capital on our balance sheet because they were utilized and reduced current taxes payable.
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
May 31, 2010
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
          We estimated the value of the technology acquisition costs intangible asset based on a valuation model that included estimating the future cash flows of the technology and discounting the net cash flows back to their present value using an appropriate risk-adjusted rate of return (discount rate). The discount rate used was determined at the time of the acquisition in accordance with accepted valuation methods. Our assessment of the estimated fair value included making assumptions about the expected net revenues and operating income related to the acquired technology in future years, making allowance for the uncertainties regarding, among other things, the time and cost associated with the further advancement of the design and performance of the technology, the rate of adoption of the technology, and the potential for competition related to the technology. As of May 31, 2010, the carrying value of the technology acquisition costs intangible asset was $227,845, and the carrying value of the goodwill was $1,783,712.
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

		May 31, 2010
		Expected Maturity Dates By Fiscal Year
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Investments:

Marketable Securities and Long-term Investments:
Fixed Rate ($)	4,571,255	17,046,700	12,122,298	11,544,973	—	—	45,285,226	45,697,136
Average interest rate	3.54%	2.57%	3.03%	3.84%	N/A	N/A	3.11%
          During the first quarter of fiscal 2010, three of our bonds matured for approximately $23,160,000 and one of our bonds that was due to mature in 2011 was called for approximately $10,000,000. We reinvested the proceeds, along with approximately an additional $1,400,000, into six new bonds with maturity dates in fiscal 2010 of approximately $4,660,000, 2011 of approximately $12,420,000, 2012 of approximately $11,000,000 and 2013 of approximately $6,480,000. During the second quarter of fiscal 2010, one of our bonds that was due to mature in fiscal 2011 was called for approximately $5,000,000, one of our bonds due to mature later in fiscal 2010 returned principal of approximately $970,000 in the second quarter of 2010, two of our bonds due to mature in fiscal 2011 returned principal of approximately $380,000, two of our bonds due to mature in fiscal 2012 returned principal of approximately $300,000, and two of our bonds due to mature in fiscal 2013 returned principal of approximately $250,000. Due to the nature of our bond investments and the timing of the return of principal on these investments, our expected maturities in fiscal 2012 and 2013 have increased by approximately $417,000 and $323,000, respectively, from February 28, 2010 because $740,000 of principal previously expected to be received in 2010 is now expected to be received in 2012 and 2013.

ITEM 4. CONTROLS AND PROCEDURES
          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of May 31, 2010 and any change in our internal control over financial reporting that occurred during our second fiscal quarter ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of May 31, 2010. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our second fiscal quarter ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          On June 30, 2010, a shareholder filed in the Sixth Judicial Circuit Court for the State of Michigan a putative class action complaint, titled Stanley Manne v. Somanetics Corporation, et al. The complaint names as defendants Somanetics and each of its directors, as well as United States Surgical Corporation, Covidien plc, and Covidien DE Corporation.. The complaint alleges, among other things, that the consideration to be paid to shareholders under the terms of the Merger Agreement is unfair and undervalues Somanetics, that the directors breached their fiduciary duties by, among other things, failing to maximize shareholder value and failing to engage in a fair sale process, that Somanetics, United States Surgical Corporation, Covidien plc and Covidien DE Corporation aided and abetted the alleged breaches of fiduciary duties, and that Somanetics failed to adequately disclose material information regarding the Offer. The complaint seeks, among other relief, to enjoin the consummation of the Offer, or if the Offer is consummated, to rescind the Offer. We intend to vigorously defend the lawsuit.
ITEM 1A. RISK FACTORS
          You should carefully consider the specific factors described below, together with the cautionary statement under the caption “Forward-Looking Statements” in Part I, Item 2 of this report and other information included in this report, in evaluating our business. Failure to adequately overcome or address any of the following challenges could have a material adverse effect on our results of operations, business or financial condition. The following risk factors are in addition to the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2009:
If our acquisition by affiliates of Covidien plc is not completed as expected, our share price, business and results of operations may suffer.
          On June 16, 2010, United States Surgical Corporation (“Parent”) and Covidien DE Corp, a newly –formed Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with us, which we have previously filed with the SEC. Pursuant to the Merger Agreement, Sub commenced a cash tender offer (the “Offer”) on June 25, 2010 to purchase all of our outstanding common shares for $25.00 per share in cash (the “Offer Price”), without interest, subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement.. The Offer will remain open until 12:01 a.m. on July 27, 2010, subject to possible extension in accordance with the terms set forth in the Merger Agreement. Pursuant to the Merger Agreement, after consummation of the Offer, and subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, Sub will merge with and into Somanetics (the “Merger”), with Somanetics surviving as the wholly-owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each issued and outstanding common share shall be canceled and converted into the right to receive the Offer Price in cash without interest. If Sub holds 90% or more of the outstanding common shares immediately prior to the Merger, it may effect the Merger without a meeting of our shareholders.
          The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. Subject to certain limited exceptions in the Merger Agreement, we have also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire us and we have agreed to certain restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains customary termination provisions for us and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay Parent a termination fee of $10.5 million.
          Pursuant to the Agreement, we granted Sub an irrevocable option (the “Top-Up Option”), to purchase the aggregate number of our newly-issued common shares that, when added to the number of our common shares owned by Parent and Sub at the time of such exercise, constitutes one share more than ninety percent (90%) of our common shares outstanding immediately after such exercise. The per share exercise price of the Top Up Option is equal to the Offer Price. The number of our common shares subject to the Top-Up Option is limited to the aggregate number our common shares held as authorized but unissued common shares at the time of exercise. The

Top Option will terminate concurrently with the termination of the Merger Agreement.
          The Offer is subject to the satisfaction or waiver of a number of customary conditions set forth in the Merger Agreement, including that there shall have been validly tendered and not validly withdrawn prior to the expiration of the Offer, when added to the number of our common shares directly or indirectly owned by Parent or Sub, a majority of our common shares then outstanding and the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger is also subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, including that the Offer shall have been consummated, no law or court order prohibits the consummation of the Merger and any required approval of shareholders shall have been obtained.
          It is possible that the required conditions to the consummation of the Offer or the Merger may not be satisfied or that the Merger Agreement may be terminated before the Offer or the Merger are consummated. The consummation of the Offer or the Merger might be delayed if the conditions to consummation are not met, and the Merger might be delayed if Sub cannot use the short-form merger procedure provided by Michigan law and is required to obtain shareholder approval, or they could be prevented if a court or other governmental authority were to block the consummation of the Offer or the Merger or make either of them illegal. If the consummation of the Offer or the Merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and share price, including:
•	activities related to the Offer or the Merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed transactions are not consummated, and our relationship with affiliates of Covidien, our exclusive distributor in Europe, Canada, the Middle East and South Africa and our largest customer, could be irreparably damaged;

•	the market price of our common shares could decline following an announcement that the proposed transaction has been abandoned or delayed;

•	if the Merger is delayed or otherwise not consummated within the contemplated time periods or at all, shareholders, option holders and holders of restricted common shares might be delayed in receiving the Offer Price for their common shares or options, and because Sub would own a majority of our common shares, there may not be an active trading market for our remaining common shares and we may not be able to sustain our Nasdaq listing;

•	depending on the reasons for terminating the Offer, we may be required to pay a $10.5 million termination fee;

•	we would remain liable for our costs related to the proposed transaction, including substantial legal, accounting and investment banking expenses; and

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.
A lawsuit has been filed and additional lawsuits may be filed against us and the members of our Board of Directors arising out of our acquisition by affiliates of Covidien plc, which may delay or prevent the proposed transaction.
          On June 30, 2010, a shareholder filed in the Sixth Judicial Circuit Court for the State of Michigan a putative class action complaint, titled Stanley Manne v. Somanetics Corporation, et al. The complaint names as defendants Somanetics and each of its directors, as well as United States Surgical Corporation, Covidien plc, and Covidien DE Corporation.. The complaint alleges, among other things, that the consideration to be paid to shareholders under the terms of the Merger Agreement is unfair and undervalues Somanetics, that the directors breached their fiduciary duties by, among other things, failing to maximize shareholder value and failing to engage in a fair sale process, that Somanetics, United States Surgical Corporation, Covidien plc and Covidien DE Corporation aided and abetted the alleged breaches of fiduciary duties, and that Somanetics failed to adequately disclose material information regarding the Offer. The complaint seeks, among other relief, to enjoin the consummation of the Offer, or if the Offer is consummated, to rescind the Offer. We intend to vigorously defend the lawsuit.

          As a result of the Merger Agreement, the Merger and the Offer, we may become subject to additional putative class action lawsuits on behalf of shareholders challenging the fairness of the Offer Price or making other claims regarding the Offer Price, the sale process or disclosures relating to the Offer or the Merger. Such lawsuits may seek to prevent consummation of the Offer or the Merger or to rescind any such transaction that has occurred.
          We intend to vigorously defend against these claims; however, the outcome of all litigation is uncertain and we may not be successful in defending against such claims. Regardless of the outcome of any such lawsuit, it could delay or prevent our acquisition by Sub, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially, including as a result of incurring expenses to defend or resolve any such lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table provides information with respect to any purchase made by or on behalf of us or any affiliated purchaser of our common shares for each month during our second quarter ended May 31, 2010:

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
March 1-31, 2010	0	—	0	7,101,370
April 1-30, 2010	0	—	0	7,101,370
May 1-31, 2010	0	—	0	7,101,370

Total	0	N/A	0

          On April 3, 2008, we publicly announced that our Board of Directors authorized the repurchase of up to $15 million of our common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions. The prices, timing and amount of, and purposes for, any purchases will be determined by management. On May 9, 2008, we publicly announced that our Board of Directors approved an increase in the limit on the share repurchase program and authorized the repurchase of up to an additional $15 million of our common shares, and on July 1, 2008, we publicly announced that our Board of Directors approved an increase in the limit on the share repurchase program and authorized the repurchase of up to an additional $15 million of our common shares, for a total of $45 million of our common shares under the repurchase program. During the first six months of fiscal year 2010, we repurchased 401,992 common shares at an average price of $16.04 per share and an aggregate cost of $6,449,210. All of the shares were purchased by us in open-market transactions pursuant to this publicly-announced share repurchase program. The program does not have an expiration date, except upon purchase of the maximum authorized dollar amount of our common shares. As a result of the discussions leading to the Merger Agreement and since signing the Merger Agreement, pursuant to the Merger Agreement (which generally prohibits distributions), the Company has suspended its common share repurchase program, at least until the Merger is consummated or the Merger Agreement is terminated.

ITEM 6. EXHIBITS
2.1	Agreement and Plan of Merger, dated June 16, 2010, including Form of Tender and Voting Agreement attached as Appendix II, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated June 16, 2010 and filed June 16, 2010.

3(ii)	Amended and Restated Bylaws of Somanetics Corporation, incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K, dated June 15, 2010 and filed June 21, 2010.

10.1	Amendment to the 2010 Executive Officer Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 15, 2010 and filed June 18, 2010.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Somanetics Corporation
(Registrant)
Date: July 9, 2010	By:	/s/ William M. Iacona
William M. Iacona
Vice President, Chief Financial Officer, Controller and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger, dated June 16, 2010, including Form of Tender and Voting Agreement attached as Appendix II, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated June 16, 2010 and filed June 16, 2010.

3(ii)	Amended and Restated Bylaws of Somanetics Corporation, incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K, dated June 15, 2010 and filed June 21, 2010.

10.1	Amendment to the 2010 Executive Officer Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 15, 2010 and filed June 18, 2010.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.